Form 10-K
period 1993-09-30
SUMMIT SECURITIES INC /ID/
filed 1994-01-13
CIK 868016

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended September 30, 1993.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ________ to ________

                          Commission file number 33-36775.

                               SUMMIT SECURITIES, INC.
               (Exact name of registrant as specified in its charter)

                      IDAHO                                82-0438135
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

                WEST 929 SPRAGUE AVENUE, SPOKANE, WASHINGTON   99204
              (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (509)838-3111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1993
      Single Class: 20,000

Documents incorporated by reference:  None.

                                       PART I


BUSINESS

General

      Summit Securities, Inc. (the Company) was incorporated under the laws of the State of Idaho on July 25, 1990. The Company is a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc., a Washington corporation (Metropolitan). The Company's business activities consist primarily of investment of the net proceeds of the public sale of its debt securities ("Investment Certificates") and Preferred Stock in Receivables or other investments which could be expected to generate returns higher than the Company's cost of its capital. There are no preestablished standards by which such investment determinations are to be made. The Company's business also involves the servicing of its investments and other functions related to such activity. The Company may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation.

Employees

      As of September 30, 1993, the Company's personnel consisted of its officers and directors, See "Management", an accountant and an attorney. Each of those individuals are also employed by Metropolitan. It is anticipated that they will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that the Company fulfills its obligations to Preferred shareholders and its duties under the Indenture pursuant to which it issues Investment Certificates and such other duties and responsibilities as the Company may undertake in the conduct of its business or as may be required by law. No additional employees are expected to be necessary or hired during the foreseeable future.

Properties

      The Company owns various repossessed properties held for sale. At September 30, 1993, two properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $61,000 were held.
The Company rents office space consisting of approximately 200 square feet from an affiliate, at 1000 Hubbard, Coeur d'Alene, Idaho. The rental terms are month to month at $150 per month. The Company believes such terms to be at least as fair as those which could have been obtained from unaffiliated third parties.

Investment In Real Estate Receivables

      Receivables include contracts for the sale of real estate and promissory notes secured by mortgages or deeds of trust on primarily single-family residential real estate including timeshares. The Company invests in Receivables that meet its yield requirements (as established from time to time by its Board of Directors) and its investment guidelines as funds become available to it from the sale of its securities to the public. The Company's yield requirements are expected to fluctuate depending on real estate market conditions, its cost of investment capital, the rate of growth of the Company and its operating expenses. During fiscal 1993 the average initial yield requirement was 13.75% per annum while actual average yield was approximately 2% to 3% over the Company's initial yield projections. The Company's investment guidelines are substantially the same as Metropolitan's as described below. To facilitate such investments, the Company has contracted with Metropolitan to provide a non-exclusive means for the acquisition of Receivables. The agreement with Metropolitan effectively permits the Company to invest in Receivables acquired by Metropolitan in the normal course of its business at Metropolitan's cost with no underwriting fees charged to the Company through September 30, 1993, although underwriting fees could be charged in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Structured as an option agreement, it allows the Company to purchase those Receivables which are in excess of Metropolitan's needs. Metropolitan's Evaluation Committee, the team of officers and employees which routinely underwrites Metropolitan's Receivable investments, designates the Receivables that are available to the Company for purchase. The Company is under no obligation to purchase any specific amount or number of such Receivables.

      During fiscal 1993, the Company purchased, from an affiliate, approximately $6.0 million of timeshare Receivables, of which approximately $5.5 million were outstanding at September 30, 1993. These Receivables were originated by another affiliate of Metropolitan in connection with sales of its timeshare resort condominiums in Hawaii. These Receivables have an approximate contractual interest rate of 13% and were purchased at par from the affiliate. In conjunction with the purchase, the Company withheld a 10% performance holdback of $600,000 to cover any realized losses from these Receivables. The holdback will be maintained at a balance of approximately 10% of the outstanding timeshare Receivables and will be released as principal is paid down. At September 30, 1993, the Company held approximately $680,000 of delinquent timeshare contracts purchased from the affiliate. The Company believes that the performance holdback of $600,000 is adequate to cover any losses related to these certain timeshare Receivables. At September 30, 1993, timeshare Receivables represented approximately 27% of the total outstanding principal for Receivables owned by the Company.

      The supply of Receivables available for purchase has continued at a relatively high level during the period since the Company's formation and has not caused restrictions on such investments by the Company or by Metropolitan. Accordingly, the Company is able to invest in Receivables all of the funds available to it to the extent deemed appropriate by the Company's management and the investment designations made by Metropolitan's Evaluation Committee are based primarily on the availability of such funds.

      Metropolitan, through a subsidiary, has also contracted to provide servicing for the Company's Receivables. The function of "servicing" primarily involves the collection, application and remittance of receipts; the maintenance of account records; and, as directed by the Company when deemed necessary, the maintenance of foreclosure or other legal action and the repossession or other disposition of properties securing Receivables. The terms of the servicing contract provides that Metropolitan will perform, on a non-exclusive basis, the servicing functions for all Receivables which the Company designates for a fee equal to $6.00 per month for each Receivable. The Company is also required to reimburse Metropolitan for its out-of-pocket expenses and costs, including attorney fees, in the performance of collection and foreclosure activities with respect to such Receivables. Management believes that there would not be a material difference in the Company's cost for such services if the servicing fee were structured as a percentage of the unpaid balances of the serviced Receivables since the fee, in either case, is based on an estimate of Metropolitan's actual cost of providing the service.

      The terms and conditions of the agreements with Metropolitan are believed by management to be at least as favorable as those that could be obtained from a non-affiliated third party. The agreements may be terminated by either party upon a maximum of 90 days notice. No assurance is made that the terms of these agreements will not be modified in the future.

Metropolitan

      The following discussion of Metropolitan's Receivable investment activity is provided because the Company relies on Metropolitan's resources and experience for its Receivable investments. Metropolitan has been investing in Receivables for its own account for approximately forty years. During the past ten years, it has expanded its Receivable purchasing activity from the northwestern U.S. to the entire country to avoid concentration of its investments in any particular state or region. Metropolitan currently maintains twelve branch offices in seven states in the continental U.S. supporting this activity. The Receivable evaluation, underwriting, closing, collection and servicing functions are performed at Metropolitan's headquarters in Spokane, Washington. As of September 30, 1993, Metropolitan's consolidated assets were $1,031,958,000, of which $562,440,000 were invested in Receivables.

Sources of Receivables

      Approximately 85% of Metropolitan's Receivables are acquired by it through independent brokers around the country. These brokers typically deal directly with individuals or organizations who wish to sell a Receivable owned by them. These brokers contact one of Metropolitan's offices to submit the Receivable for evaluation and consideration by Metropolitan. In cases where a broker is not involved in the transaction, Metropolitan is usually approached directly by a prospective seller of a Receivable as a result of a referral or a previous business contact. Metropolitan also actively seeks and acquires portfolios of Receivables from banks, savings and loan organizations, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation.

Yield and Discount Considerations

      Metropolitan invests in Receivables at prices less than their unpaid balances (i.e. at a discount). The difference between the investment price and the unpaid balance is the "discount". The amount of the discount will vary in any given transaction depending upon the Receivable's characteristics and Metropolitan's yield requirements at the time of purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the payor on any given Receivable. The risk of default can be affected by changes in general or local economic conditions, neighborhood values, the value of the specific real estate collateral and by changes in zoning, land use and environmental laws. Discounts originating at the time of purchase, net of capitalized acquisition costs are amortized using the level yield (interest) method. For contracts acquired after September 30, 1992, net purchase discounts are amortized on an individual contract basis using the level yield method over the remaining contractual term of the contract. For contracts acquired before October 1, 1992 discounted contracts are pooled by the fiscal year of purchase and by similar contract types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year on scheduled payments, which is consistent with the Company's prior experience with similar loans and Metropolitan's expectations.

      Management establishes the yield requirements for its Receivable investments by assuming that all payments on the Receivables will be paid as scheduled. During fiscal 1993, Metropolitan's average initial yield requirement was 13.75%. However, to the extent that payments are received earlier than anticipated by Metropolitan, the discount is earned more quickly resulting in an increase in the yield. The effective yield realized by Metropolitan as a result of actual prepayments during the three year period ended September 30, 1993 was 2% to 3% over Metropolitan's initial yield projections.

      Metropolitan can also experience greater effective yields through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments in cases of delinquencies where the payor appears able to resolve the delinquency. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on the Receivable.

Underwriting

      When Metropolitan is offered a Receivable an initial study of the terms of the Receivable, including any associated documents, is performed by Metropolitan's underwriting and closing staff. If the Receivable appears acceptable to Metropolitan, the purchase price for the Receivable is calculated based on Metropolitan's yield requirements at that time. If the broker and/or seller accepts the proposed purchase price, a written agreement to purchase is executed, subject to Metropolitan's full underwriting requirements. Metropolitan also purchases "partial" interests in Receivables whereby it acquires the right to receive a portion of the Receivable's balance, and where the seller's right to the unsold portion of the Receivable is subordinated to the interest acquired by Metropolitan. These "partials" generally result in a reduced level of investment risk to Metropolitan than if the entire Receivable cash flow is purchased.

      The underwriting guidelines adopted by Metropolitan include a requirement that the ratio of Metropolitan's investment in a Receivable compared to the appraised value of the property which secures the Receivable may not exceed 75% on Receivables secured by single family residences; and that the ratio of the investment to the property's appraised value may not exceed 70% on Receivables secured by other types of improved property; and 55% on unimproved raw land. These higher than conventional investment to collateral ratios provide higher than conventional levels of collateral to protect Metropolitan's investment in the event of a default on a Receivable.

      For each Receivable, a current market value appraisal of the real estate providing security is obtained. These appraisals are obtained through licensed independent appraisers or through one of Metropolitan's licensed staff appraisers. These appraisals are based on drive-by and comparative sales analysis. Each independent appraisal is also subject to review by a staff appraiser. Metropolitan is currently exploring the use of computerized appraisals.

      Members of Metropolitan's Underwriting Committee review and approve each Receivable prior to purchase. Additionally, every proposed investment in a Receivable is evaluated by Metropolitan's demography department utilizing computerized data which identifies local trends in property values, personal income, population and other social and economic indicators. Other underwriting functions may include obtaining and evaluating credit reports on the Receivable payors; evaluation of the potential for environmental risks; verifying payment histories and current payment status; and obtaining title reports to verify the record status of the Receivables and other matters of record. Receivable investments which the Underwriting Committee identifies for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of four attorneys. All Receivable purchases which involve investments greater than $150,000 ($100,000 or more if the real property collateral is other than an owner-occupied single family residence) are submitted to an additional special risk evaluation committee, are subject to legal department review, and subject to the approval of Metropolitan's president. In addition, transactions involving investments of more than $500,000 are subject to approval by Metropolitan's Board of Directors.

      Upon completion of the underwriting process and the approval of the investment, appropriate documents are executed by the seller and/or broker transferring the Receivable to Metropolitan, and the transaction is funded.

      Management believes that the underwriting functions that are employed in its Receivable investment activity are as thorough as reasonably possible considering the nature of Metropolitan's business. Metropolitan's Receivable acquisition business should be distinguished from the conventional mortgage lending business which involves substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan.

      Management continually monitors branch office activity as well as economic and demographic conditions in all areas of the country in order to avoid a concentration of its Receivable investments in those areas in economic decline which could result in higher default rates and subsequent investment losses.

Additional Information Regarding Summit

      The Company's investments in Receivables are secured by first or second liens primarily on single family residential property (including residential timeshare units). The Company believes that these Receivables present lower credit risks than a portfolio of mortgages secured by commercial property or raw land, and that much of the risk in the portfolio is dissipated by the large numbers of relatively small individual Receivables and their geographic dispersion.

      The following table presents information about the Company's investments in Receivables as of September 30, 1993 and 1992:

                                                           1993            1992
         Face value of discounted
            receivables                                $14,416,037      $12,108,904

         Face value of originated
            and non-discounted
            receivables                                  6,285,706          398,999

         Unrealized discounts,
            net of amortized
            acquisition costs                           (1,076,488)      (1,116,522)

         Allowance for losses                              (96,654)         (59,244)

         Performance Holdback on
            Receivable Purchase                           (600,000)

         Accrued interest
            receivable                                     598,624          264,593
                                                       -----------      -----------
         Carrying value                                $19,527,225      $11,596,730
                                                       ===========      ===========

      Approximately 67% of the Company's investments in Receivables are in first lien position Receivables with the balance in second lien positions. The Receivables are secured by residential, timeshare, business and commercial properties with residential and timeshare properties securing approximately 90% of such investments. The Receivables acquired by the Company for investment purposes are generated primarily by private individuals or businesses and are therefore not government insured loans.

      The Company's receivable investments at September 30, 1993 were secured by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

                  Arizona . . . . . .       8%
                  California  . . . .       9%
                  Hawaii .  . . . . .      27%
                  Oregon  . . . . . .       6%
                  Texas . . . . . . .       6%
                  Washington  . . . .      14%

      The Company held 1,231 Receivables as of September 30, 1993. The average stated interest rate (weighted by principal balances) on Receivables held by the Company on that date was approximately 10.0%. See Note 2, to Financial Statements.

Delinquency Experience & Collection Procedures

      The principal amount of Receivables held by the Company (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at September 30, 1993 was 8.0% as compared to 4.2% at September 30, 1992 and .6% at September 30, 1991. The increase in the amount for September 30, 1993 includes approximately $680,000 of timeshare contracts purchased from an affiliate. The Company has a performance holdback of $600,000 to cover any losses related to certain contracts including these Receivables. Because Receivables purchased by the Company are typically not of the same quality as mortgages that are subsequently securitized and sold in the secondary market with government guarantees, higher delinquency rates are expected. However, because these Receivables are purchased at a discount, losses on sales after repossession are generally lower than might otherwise be expected given these higher delinquency rates. Management believes that the Company's credit experience is within expectations, given the yields obtained on the performing Receivables.

      Payors of the Receivables which become delinquent are initially contacted by telephone. If the default is not promptly cured then additional collection activity, including written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful then foreclosure proceedings (either judicial or non-judicial) are generally initiated within approximately ninety days after the initial default. Collection activity may also involve the initiation of legal proceedings against the payor of the Receivable to recover past due payments. If accounts are reinstated prior to completion of the action then attorney fees, costs, expenses and late charges are generally collected from the payor as a condition of the reinstatement.

Allowance for Losses on Real Estate Assets

      The Company establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. During 1992, the Company adopted an appraisal policy to require annual appraisals on properties securing delinquent receivables when the Receivable balances exceed a threshold equal to 1/2% of total assets of the Company. Biannual appraisals are required on all other delinquent Receivables with balances in excess of $50,000. The allowance for losses was .5%, of the face value of Receivables at September 30, 1993, 1992 and 1991.

Method of Financing

      The Company's continued growth is expected to depend on its ability to market its securities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its Investment Certificates and Preferred Stock. Such funds may be supplemented by short term bank financing and borrowing from affiliates. As of the date of this document the Company had not established any formal lines of credit with banks or other lending institutions.

      The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Company which are in addition to the needs of Metropolitan.

Competition

      The Company's ability to compete for Receivable investments is currently dependent upon its parent company. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. The largest single competitors are subsidiaries of much larger companies such as Chrysler Financial and Fleet Mortgage while the largest number of competitors are a multitude of individual investors. The primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Metropolitan include its branch office system which allows it access to markets throughout the country; its ability to purchase long-term Receivables; availability of funds; its reputation for reliability established by its long history in the business; and its in-house capabilities for processing and funding transactions. Competitive disadvantages include the length of time required to process and fund approved transactions (up to thirty days); an investment policy which excludes purchases of Receivables which involve discounts of less than $3,500; and relatively high yield requirements.

      Management is unaware of any competitors with acquisition networks and Receivable investment portfolios comparable to Metropolitan's and believes Metropolitan to be one of the largest purchasers of such Receivables in the United States. Marketing research performed by Metropolitan indicates that it has approximately 6% to 8% of the national secondary market for seller-financed real estate Receivables. Management does not anticipate that the Company will compete directly in the marketplace for Receivables for the foreseeable future but will continue to be dependent on Metropolitan's activity in the field.

MANAGEMENT

Directors and Executive Officers
(As of December 31, 1993)

      Name                     Age                 Position

C. Paul Sandifur, Sr.          90             Chairman of the Board

C. Paul Sandifur, Jr.          52             President, Director and Chief
                                              Executive Officer

Alton Cogert                   39             Assistant Vice President and
                                              Chief Financial Officer

Irv Marcus                     69             Sr. Vice President

Reuel Swanson                  55             Secretary and Director

Michael Barcelo                43             Treasurer

      C. PAUL SANDIFUR, SR. has been engaged in real estate financing, insurance and other businesses for more than fifty years. He was one of the founders of Summit's parent corporation, Metropolitan, in 1953. He is the Chairman of the Board of Metropolitan. C. Paul Sandifur, Jr. is his son.

      C. PAUL SANDIFUR, JR. is the Chief Executive Officer of Metropolitan and Summit. He has been President of Metropolitan since 1981 and has served as a Director of that company since 1975. He has been a licensed real estate broker in the State of Washington since 1978. Mr. Sandifur also serves as President of Metropolitan Investment Securities, Inc.

      ALTON COGERT joined Metropolitan as Chief Financial Officer in January 1991. From 1988 through 1991, he was Manager, Financial Forecasting for Washington Mutual Savings Bank. From 1984 through 1988, he was Chief Financial Officer for CU Bancorp (formerly Lincoln Bancorp). He is a CPA with a BS from the Wharton School of the University of Pennsylvania and a MBA from the University of Southern California. Mr. Cogert obtained his CFA (Chartered Financial Analyst) designation in 1991. Mr. Cogert was designated Summit's Assistant Vice President and Chief Financial officer in January 1992.

      IRV MARCUS has served as a Vice President and Director of Metropolitan since 1974. He supervises Metropolitan's and Summits's real estate financing operations. He became an officer of Summit in 1991.

      REUEL SWANSON has been employed continuously by Metropolitan since 1960 and has been a Director since 1969. From 1976 he has served as Metropolitan's Secretary; and from 1976-1993 he also served as Metropolitan's Treasurer. Mr. Swanson is also Secretary-Treasurer of Metropolitan Investment Securities, Inc. He was Secretary/Treasurer and a Director of Summit from 1990 to August, 1993. From August, 1993 to the present, he is Secretary and Director of Summit.

      MICHAEL BARCELO joined Metropolitan in August of 1992, as

Portfolio Manager and was promoted to Treasurer of Metropolitan and Summit in August of 1993. Mr. Barcelo has over 12 years of experience in managing investment portfolios and treasury functions which he acquired at Pacific First Bank, Great Western Federal Savings Bank and Washington Mutual Savings Bank. Mr. Barcelo received a B.A. in Economics in 1974 and a C.F.A. (Chartered Financial Analyst) designation in 1992.

      The directors of the Company are elected for one-year terms at annual shareholder meetings. The officers of the Company serve at the direction of the Board of Directors.

      The Company's officers and directors will continue to hold their respective positions with Metropolitan and do not anticipate that their responsibilities with the Company will involve a significant amount of time. They will, however, devote such time to the business and affairs of the Company as may be necessary for the proper discharge of their duties.

                               EXECUTIVE COMPENSATION

      The officers and directors do not receive any compensation for services rendered on behalf of the Company but they are entitled to reimbursement for any expenses incurred in the performance of such services. Such expenses include only items such as travel expense incurred for attendance at corporate meetings or other business. No such expenses have been incurred to date.

                                   INDEMNIFICATION

      The Company's Articles of Incorporation provide for indemnification of the Company's directors, officers and employees for expenses and other amounts reasonably required to be paid in connection with any civil or criminal proceedings brought against such persons by reason of their service of or position with the Company unless it is adjudged in such proceedings that the person or persons are liable due to willful malfeasance, bad faith, gross negligence or reckless disregard of his duties in the conduct of his office. Such right of indemnification is not exclusive of any other rights that may be provided by contract of other agreement or provision of law.

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to the Company's officers, directors or controlling persons pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

                               PRINCIPAL SHAREHOLDERS

      The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting stock as of September 30, 1993.

                                                  SHARES OF
            NAME AND ADDRESS                    COMMON STOCK       % OF CLASS
            Metropolitan Mortgage &
            Securities Co., Inc.                   20,000             100%
            W. 929 Sprague Ave.,
            Spokane, Washington

CERTAIN TRANSACTIONS

      C. Paul Sandifur, Sr., C. Paul Sandifur, Jr. and Reuel Swanson, directors and officers of the Company, and Irv Marcus, Alton Cogert and Michael Barcelo, officers of the Company, are also directors and/or officers of Metropolitan. Metropolitan is a closely-held corporation in which approximately 71% of the outstanding voting common stock is owned or controlled by C. Paul Sandifur, Jr. and approximately 5% is owned by
C. Paul Sandifur, Sr.  See also "Management".

      Inter-company transactions between Metropolitan and the Company take place in the normal course of the Company's business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services and similar matters. Receivable acquisition and servicing agreements have been entered into between the Company and Metropolitan and are summarized under "Business". See Note 7, Financial Statements, for additional information. The Company believes that such transactions are or will be made on terms at least as favorable as could be obtained from non-affiliated parties.

      Metropolitan Investment Securities, Inc. (MIS) is a securities broker-dealer which is wholly-owned by Metropolitan. MIS is currently the exclusive selling agent for securities issued by Metropolitan and its affiliates, including the Company's Investment Certificates. The Company has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions ranging from .25% to 5% of the investment amount in each transaction. During the fiscal year ended September 30, 1993, the Company paid or accrued commissions to MIS in the amount of $276,060 upon the sale of $9,677,843 of Certificates (there were no Preferred Stock sales in prior years). MIS also maintains, on behalf of the Company, certain investor files and information pertaining to investments in the Company's Certificates.

      The Company's parent company and C. Paul Sandifur, Jr. are currently negotiating a reorganization which would involve the sale of Summit to C. Paul Sandifur, Jr. to be followed by the sale of Old Standard (an insurance subsidiary of Metropolitan) to Summit. The Company considers this reorganization to be in its best interest due to regulatory considerations and other business considerations. The sale prices are expected to be established through an independent appraisal of the subsidiary company's values and the transaction will be subject to approval by the Company's Board of Directors.

Item 2.     Properties.

      See Item 1.

Item 3.     Legal Proceedings.

      None.

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.

      (a)   There is no market for the registrant's common stock.

      (b)   There was one Common stockholder at September 30, 1993.

      (c)   See "Item 6. Selected Financial Data."

Item 6.     Selected Financial Data

      The financial data shown below as of and for the years ended September 30, 1993, 1992, 1991 and for the period July 25, 1990 (date of incorporation) through September 30, 1990 have been derived from, and should be read in conjunction with, the Company's financial statements and related notes appearing elsewhere herein. The financial statements as of and for the year ended September 30, 1993 have been audited by Coopers & Lybrand. The financial statements as of and for the years ended September 30, 1992 and 1991 and for the period July 25, 1990 (date of incorporation) through September 30, 1990 have been audited by BDO Seidman.

                                                                                 July 25, 1990
                                                                                   (Date of
                             Year Ended         Year Ended        Year Ended    Incorporation)
                            September 30,      September 30,     September 30,      Through
                                                                                 September 30,
                                1993               1992              1991            1990
INCOME STATEMENT DATA:

Revenues                      $2,815,624       $ 2,435,843       $1,026,405       $    8,229
                              ==========       ===========       ==========       ==========
Income before
  extraordinary item             283,107       $   611,595       $  238,205       $    5,345
Extraordinary item (1)               ---            49,772               --               --
                              ----------        ----------       ----------       ----------
Net Income                       283,107       $   661,367       $  238,205       $    5,345
                              ==========        ==========       ==========       ==========
Weighted average number
  of common shares
  outstanding                     20,000            20,000           20,000           20,000

Per Common Share Data:
Income before
  extraordinary
  item                        $    14.15       $     30.58       $    11.91       $      .27
Extraordinary item                    --              2.49               --               --
                              ----------       -----------       ----------       ----------
Net income                    $    14.15       $     33.07       $    11.91       $      .27
                              ==========       ===========       ==========       ==========

BALANCE SHEET DATA:
Due from/(to) Parent
  Company, net               $ 1,710,743       $  (400,365)     $(5,528,617)      $  (22,010)
Total Assets                  25,441,605       $17,696,628      $16,718,823       $2,027,355

Debt Securities
  and Other
  Debt Payable               $21,982,078       $14,289,648      $ 8,451,106               --

Stockholder's Equity          $3,188,024       $ 2,904,917      $ 2,243,550       $2,005,345

(1) Benefit from utilization of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Revenues of the Company increased to $2.8 million in 1993 from $2.4 million in 1992 and $1.0 million in 1991. The growth from 1992 to 1993 is attributable primarily to increased investment earnings on additional outstanding Receivables and increased revenues associated with the sale of repossessed property. The growth from 1991 to 1992 was almost entirely attributable to increased investment earnings on additional outstanding Receivables. The Company has increased its investment in Receivables from $8.2 million at September 30, 1991 to $11.6 million at September 30, 1992 to $19.5 million at September 30, 1993.

      The Company continued to realize net income from operations during 1993. Net income for the fiscal year ended September 30, 1993 was $283,000 compared to $661,000 in 1992 and $238,000 in 1991. The 1993 decrease in net income is attributable to a reduced spread between interest sensitive income and interest sensitive expense along with increased operating expenses associated with the increased volume of Certificate sales, Receivable investments and real estate held for sale. The 1992 increase in net income is attributable to an increased spread between interest sensitive income and interest sensitive expense along with increased operating expenses associated with the increased volume of Certificate sales, Receivable investments and real estate held for sale.

      The Company, during 1993, experienced a slight increase in the loss from sale of real estate repossessions and also increased its provision for losses on Receivables.

      Since the date of its incorporation, the Company has benefitted from a declining interest rate environment with lower money costs and relatively consistent yields on Receivables acquired through Metropolitan. In addition, a declining rate environment has positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. Higher than normal prepayments in the Receivable portfolio were experienced during 1993 and 1992, allowing the Company to recognize unamortized discounts on Receivables at an accelerated rate. It is anticipated that Metropolitan may begin charging the Company underwriting fees associated with Receivables acquired from Metropolitan. Management anticipates that any such underwriting fee that may be charged by Metropolitan in the future will result in a slightly lower yield over the life of the Receivables. Management is unable to predict the specific impact of any such underwriting fee because no specific fee has been proposed or suggested to date. See "Business-Investment in Real Estate Receivables."

      Maintaining efficient collection procedures and minimizing delinquencies in the Company's Receivable portfolio are ongoing management goals. During 1993, the Company experienced a loss on sale of repossessed real estate of $18,400. Management believes that yields received on Receivables, which currently range from 12-15% (approximately 6-9% in excess of the Treasury, or risk-free, rate), will more than compensate the Company for such risk of loss.

      In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) No. 92-3, "Accounting for Foreclosed Assets," which provides guidance on determining the accounting treatment for foreclosed assets. SOP 92-3 requires that foreclosed assets be carried at the lower of (a) fair value minus estimated costs to sell, or (b) cost. The Company applied the provisions of SOP 92-3 effective October 1, 1992. The initial charge for its application is estimated to be approximately $10,000, before the application of related income taxes, and is included in continuing operations in 1993.

Interest Sensitive Income and Expense

      Management continually monitors the interest sensitive income and expense of the Company. Interest sensitive expense is predominantly the interest costs of Investment Certificates, while interest sensitive income includes interest on Receivables, earned discount on Receivables, dividends and other investment income.

      The spread between interest sensitive income and interest sensitive expense was $362,300 in 1991, $925,300 in 1992 and $695,600 in 1993. The decrease from 1992 to 1993 of approximately $230,000 was the result of management's decision to accumulate cash to fund a contract purchase commitment in excess of $7 million from an affiliate in December 1992. Also, the Company recognized $366,935 of dividend income (13% dividend rate) from its preferred stock investment in its affiliate in 1992 and paid interest to its parent company at prime plus 1 1/2% on the borrowings used to finance the purchase of the preferred stock. In March 1992, the Company transferred the preferred stock to Metropolitan in full satisfaction of the $6 million payable. Therefore, there were no dividends received by the Company in fiscal 1993 on the preferred stock. See Note 7 to Financial Statements.

Other Income

      Other income increased from approximately $500 in 1991 to $16,600 in 1992 to $42,700 in 1993. Other income is predominantly miscellaneous fees and charges related to Receivables, thus its growth is primarily due to the growth in Receivables.

Other Expenses

      Operating expenses increased from approximately $100,600 in 1991 to $178,300 in 1992 to $244,600 in 1993 largely due to the increased volume of Investment Certificate sales and Receivable investments.

Provision for Losses on Real Estate Receivables

      The provision for losses on Receivables has increased as the size of the portfolio of Receivables has grown. The following table summarizes the Company's allowance for losses on Receivables:

                                                   1993          1992          1991
          Beginning Balance                      $59,244       $50,000       $     -
             Provision                            15,000        18,762        50,000

          (Charge-offs)
             /Recoveries,net                      22,410       ( 9,518)            -
                                                 -------       -------       -------
          Ending Balance                         $96,654       $59,244       $50,000
                                                 =======       =======       =======

          These allowances are in addition to unamortized purchase discounts of $1.1 million in 1993, 1992 and 1991.

Gain/Loss on Real Estate Sold

      During 1993, the Company experienced a loss on the sale of real estate of approximately $18,400. At the end of fiscal 1993, the Company had $61,000 in real estate held for sale, less than 1% of total real estate assets.

Effect of Inflation

      During the three year period ended September 30, 1993, inflation has had a generally positive impact on the Company's operations. This impact has primarily been indirect in that the level of inflation tends to influence inflation expectations, which tends to impact interest rates on both Company assets and liabilities. Thus, with lower inflation rates over the past three years, interest rates have been generally declining during this period, which has reduced the Company's cost of funds. Interest rates on Receivables acquired, due to their nature, have not declined to the same extent as the cost of the Company's borrowings. In addition, inflation has not had a material effect on the Company's operating expenses. The main reason for the increase in operating expenses has been an increase in the number of Receivables acquired and serviced and increased sales of Investment Certificates.

      Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the Company is unable to quantify the effect of inflation in this respect.

Asset/Liability Management

      As most of the Company's assets and liabilities are financial in nature, the Company is subject to interest rate risk. Currently, the Company's financial assets (primarily Receivables and fixed income investments) reprice faster than its financial liabilities (primarily Investment Certificates). In a rising rate environment, this will tend to increase earnings, while in a falling rate environment, earnings will decrease. However, yields on Receivables have not been as sensitive to rate fluctuations as have Investment Certificate rates.

      During fiscal 1994, approximately $5.8 million of interest sensitive assets (cash and Receivables) are expected to reprice or mature.

      For liabilities, approximately $2.0 million of Investment
Certificates will mature during fiscal 1994, along with about $5,000 of other debt payable.

      These estimates result in a one year interest rate mismatch

(interest sensitive assets less interest sensitive liabilities) of approximately $3.8 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 290%.

New Accounting Rules

      In the fourth quarter of fiscal 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to October 1, 1992 and resulted in no significant affect on the Company's financial position. SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. In 1992 and 1991, the Company accounted for income taxes as required by Accounting Principles Board Opinion No. 11. See Note 1 to Financial Statements.

      In May, 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. The Company does not anticipate that the adoption of SFAS No. 114 will have a material effect on the financial statements.

      In December 1991, Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in the Company's financial statements.

      Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 112 "Employers' Accounting for Postretirement Benefits" are not applicable because the Company maintains no programs designed to provide employees with post-retirement or post-employment benefits.

Liquidity and Capital Resources

      As a financial institution, the Company's liquidity is largely tied to its ability to renew, maintain or obtain additional sources of cash. The Company has successfully performed this task during the past three years and has continued to invest funds generated by operations and financing activities.

      The Company has continued to generate cash from operations with net cash provided of $1.4 million in 1993; $1.4 million in 1992; and

$.5 million in 1991. Cash utilized by the Company in its investing activities increased to $9.2 million in 1993 from $2.6 million in 1992 and $14.1 million in 1991. Cash provided by the Company's financing activities was $5.8 million in 1993 compared to $5.0 million in 1992 and $13.4 million in 1991. These cash flows have resulted in year end cash and cash equivalent balances of $3.6 million in 1993; $5.6 million in 1992; and $1.8 million in 1991. Management considers the cash balance at September 30, 1993 of $3.6 million to be adequate to finance any required debt retirements or planned asset additions.

      During 1993, the $2.1 million decrease in cash and cash equivalents resulted from cash provided by operating activities of $1.4 million less cash used in investing activities of $9.2 million plus cash provided by financing activities of $5.7 million. Cash from operating activities resulted primarily from net income of $.3 million and the increase in compound and accrued interest on Investment Certificates of $1.0 million. Cash used in investing activities primarily included: (1) acquisition of real estate Receivables net of payments and sales, of $7.6 million; and (2) an advance to its parent company of $1.7 million for the purchase of Receivables. Cash provided by financing activities included: (1) issuance of Investment Certificates, net of repayments and related debt issue costs, of $7.0 million; less (2) repayment of amounts due its parent of $.4 million; and (3) repayment to banks and others of $.9 million.

      The Company's investing activities during 1993 were supported by cash from operations and external financing. The Company's increases in Receivables were primarily funded by sales of Investment Certificates. During 1992, the $3.9 million increase in cash and cash equivalents resulted from cash provided by operating activities of $1.4 million less cash used in investing activities of $2.5 million plus cash provided by financing activities of $5.0 million. Cash from operating activities resulted primarily from net income of $.7 million and the increase in compound and accrued interest on Investment Certificates of $.7 million. Cash used in investing activities primarily included the acquisition of real estate Receivables net of payments and sales, of $3.0 million less $.5 million advance repaid by its parent. Cash provided by financing activities included: (1) issuance of Investment Certificates, net of repayments and related debt issue costs, of $4.7 million; (2) borrowings from its parent of $.4 million; less (3) repayment to banks and others of $.1 million.

      Thus, during 1992, the Company's investing activities were supported by internal cash from operations and external cash from financing. The Company's increases in Receivables were primarily funded by sales of Investment Certificates.

      During 1991, the $.2 million decrease in cash and cash equivalents resulted from cash provided by operating activities of $.5 million less cash used in investing activities of $14.1 million plus cash provided by financing activities of $13.4 million. Cash from operating activities resulted primarily from net income of $.2 million and the increase in compound and accrued interest on Investment Certificates of $.2 million. Cash used in investing activities primarily included the acquisition of real estate Receivables net of payments, of $7.7 million, while the total advanced to or invested in affiliates was $6.5 million. Cash provided by financing activities included: (1) issuance of Investment Certificates, net of repayments and related debt issue costs, of $7.4 million; and (2) borrowings from parent of $6.0 million.

      Thus, during 1991 as in 1992 and 1993, the Company's investing activities were supported by internal cash from operations and external cash from financing. The Company's increases in Receivables were primarily funded by sales of Investment Certificates.

      Management believes that cash flow from operating activities and financing activities will be sufficient for the Company to conduct its business and meet its anticipated obligations as they mature during fiscal 1994. The Company has not defaulted on any of its obligations since its founding in 1990.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                                            Page
Reports of Independent Certified
    Public Accountants...................................

Balance Sheets..........................................

Statements of Income....................................

Statements of Stockholder's Equity......................

Statements of Cash Flows................................

Notes to Financial Statements...........................

                          REPORT OF INDEPENDENT ACCOUNTANTS



The Directors and Stockholder
Summit Securities, Inc.


      We have audited the accompanying balance sheet of Summit Securities, Inc. (a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc.) as of September 30, 1993, and the related statements of income, stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Securities, Inc. as of September 30, 1993 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      As discussed in Note 1, the Company changed its methods of accounting for repossessed real property and income taxes in 1993.


                                /S/ COOPERS & LYBRAND

                                  COOPERS & LYBRAND




Spokane, Washington
December 13, 1993

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of
Summit Securities, Inc.



We have audited the accompanying balance sheet of Summit Securities, Inc. (a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc.) as of September 30, 1992 and the related statements of income, stockholder's equity, and cash flows for each of the two years in the period ended September 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summit Securities, Inc. at September 30, 1992, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1992, in conformity with generally accepted accounting principles.


                                   /s/ BDO Seidman

                                     BDO SEIDMAN



Spokane, Washington
December 7, 1992

                               SUMMIT SECURITIES, INC.

                                   BALANCE SHEETS
                             September 30, 1993 and 1992
                                    ____________

           ASSETS                                    1993             1992
                                                    ______           ______
Cash and cash equivalents                       $   3,594,472    $   5,647,202
Real estate contracts and mortgage
  notes receivable, net
  (Notes 2, 3 and 7)                               19,527,225       11,596,730
Real estate held for sale (Note 3)                     60,816           95,000
Deferred costs (Note 5)                               524,376          342,650
Advances to parent and affiliated
  companies (Note 7)                                1,710,743
Other assets                                           23,973           15,046
                                                -------------    -------------
  Total assets                                  $  25,441,605    $  17,696,628
                                                =============    =============

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
  Investment certificates and accrued
    interest (Note 4)                           $  21,959,425    $  13,622,634
  Debt payable (Note 3)                                22,653          667,014
  Accounts payable and accrued expenses                49,353           25,398
  Accrued income taxes due parent
  company (Note 6)                                    222,150           76,300
  Advances and note payable to parent
    and affiliated companies (Note 7)                                  400,365
                                                 ------------    -------------
  Total liabilities                                22,253,581       14,791,711
                                                -------------    -------------
Stockholder's equity:
  Common stock, $10 par; 2,000,000
    shares authorized; 20,000 shares
    issued and outstanding                            200,000          200,000
  Additional paid-in capital                        1,800,000        1,800,000
  Retained earnings                                 1,188,024          904,917
                                                -------------    -------------
  Total stockholder's equity                        3,188,024        2,904,917
                                                -------------    -------------
  Total liabilities and
    stockholder's equity                        $  25,441,605    $  17,696,628
                                                =============    =============

                       The accompanying notes are an integral
                          part of the financial statements.

                               SUMMIT SECURITIES, INC.

                                STATEMENTS OF INCOME
                For the Years Ended September 30, 1993, 1992 and 1991
                                    ____________

                                       1993            1992            1991
                                      ______          ______          ______
Revenues:
  Interest on receivables         $ 1,938,206     $ 1,319,825     $   334,164
  Dividends (Note 7)                                  366,935         390,000
  Earned discount on receivables      428,482         542,047         118,531
  Other investment interest           120,998          87,447         159,930
  Real estate sales                   280,500         103,000
  Realized net gains on sales
    of investment securities            4,724                          23,320
  Other income                         42,714          16,589             460
                                  -----------     -----------     -----------
  Total revenues                    2,815,624       2,435,843       1,026,405
                                  -----------     -----------     -----------
Expenses:
  Interest expense                  1,792,059       1,390,968         640,318
  Cost of real estate sold            298,900         108,256
  Provision for losses on
    real estate assets                 51,012          18,762          50,000
  Operating expenses (Note 7)         244,595         178,273         100,571
                                  -----------     -----------     -----------
      Total expenses                2,386,566       1,696,259         790,889
                                  -----------     -----------     -----------
Income before income taxes and
  extraordinary item                  429,058         739,584         235,516
Income tax (provision) benefit
  (Note 6)                           (145,951)       (127,989)          2,689
                                  -----------     -----------     -----------
Income before extraordinary item      283,107         611,595         238,205

Extraordinary item - utilization
  of net operating loss
  carryforwards (Note 6)                               49,772
                                  -----------     -----------     -----------
Net income                        $   283,107     $   661,367     $   238,205
                                  ===========     ===========     ===========
Net income per common share:
  Before extraordinary item       $     14.15     $     30.58     $     11.91
  Extraordinary item                                     2.49
                                  -----------     -----------     -----------
Net income per common share       $     14.15     $     33.07     $     11.91
                                  ===========     ===========     ===========
Weighted average number of
  shares of common stock
  outstanding                          20,000          20,000          20,000
                                  ===========     ===========     ===========

                       The accompanying notes are an integral
                          part of the financial statements.

                               SUMMIT SECURITIES, INC.

                         STATEMENTS OF STOCKHOLDER'S EQUITY
                For the Years Ended September 30, 1993, 1992 and 1991
                                    ____________

                                                    Additional
                                         Common       Paid-In     Retained
                                Shares    Stock       Capital     Earnings      Total
                                ______   ______     __________    ________    ________
Balance, October 1, 1990        20,000   $200,000   $1,800,000   $    5,345   $2,005,345
Net income                                                          238,205      238,205
                                ------   --------   ----------   ----------   ----------
Balance, September 30, 1991     20,000    200,000    1,800,000      243,550    2,243,550
Net income                                                          661,367      661,367
                                ------   --------   ----------   ----------   ----------
Balance, September 30, 1992     20,000    200,000    1,800,000      904,917    2,904,917
Net income                                                          283,107      283,107
                                ------   --------   ----------   ----------   ----------
Balance, September 30, 1993     20,000   $200,000   $1,800,000   $1,188,024   $3,188,024
                                ======   ========   ==========   ==========   ==========

                       The accompanying notes are an integral
                          part of the financial statements.

                               SUMMIT SECURITIES, INC.
                              STATEMENTS OF CASH FLOWS
                For the Years Ended September 30, 1993, 1992 and 1991
                                    ____________

                                         1993            1992           1991
                                        ______          ______         ______
Operating activities:
  Net income                       $    283,107   $     661,367   $    238,205
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Gain on sale of investment
        securities                       (4,724)                       (23,320)
      Loss on sale of real estate        18,400           5,256
      Provision for losses on
        real estate assets               51,012          18,762         50,000
      Amortization of deferred
        costs                           151,763         144,647         67,939
      Changes in:
        Compound and accrued
          interest on investment
          certificates
          and debt payable              955,322         689,014        232,576
        Accrued interest
          receivable                   (175,460)       (153,709)      (110,884)
        Accrued income taxes            145,850          76,300
        Other                             7,484         (19,054)        19,888
                                   ------------   -------------   ------------
        Net cash provided by
          operating activities        1,432,754       1,422,583        474,404
                                   ------------   -------------   ------------
Investing activities:
  Investment in affiliate                                           (6,000,000)
  Advances to parent and
    affiliated companies             (1,710,743)                      (471,383)
  Collection of advances to
    parent company                                      471,383
  Principal payments on real
    estate contracts and
    and mortgage notes receivable     8,083,497       2,245,740         92,144
  Purchases of real estate
    contracts and mortgage
    notes receivable                (15,667,120)     (5,274,528)    (7,760,198)
  Proceeds from real estate sales        75,008           6,283
  Additions to real estate held         (24,155)         (8,400)
  Purchase of investment
    securities                       (2,047,812)                    (5,630,039)
  Proceeds from sale of
    investment securities             2,052,187                      5,653,359
                                   ------------    ------------   ------------
  Net cash used in
    investing activities             (9,239,138)     (2,559,522)   (14,116,117)
                                   ------------   -------------   ------------

                               SUMMIT SECURITIES, INC.

                For the Years Ended September 30, 1993, 1992 and 1991
                                    ____________

                                         1993            1992           1991
                                        ______          ______         ______
Financing activities:
  Repayment of amounts due to
    parent company                 $   (400,365)                  $    (22,010)
  Borrowings from parent company                  $     400,365      6,000,000
  Proceeds from investment
    certificates                      9,677,843       5,864,051      8,070,558
  Repayments of investment
  certificates                       (2,300,088)       (903,226)      (326,637)
  Repayments to banks and others       (890,247)        (99,182)       (30,184)
  Debt issuance costs                  (333,489)       (240,490)      (295,620)
                                   ------------   -------------   ------------
Net cash provided by
  financing activities                5,753,654       5,021,518     13,396,107
                                   ------------   -------------   ------------
Net increase (decrease) in
  cash and cash
    equivalents                      (2,052,730)      3,884,579       (245,606)

Cash and cash equivalents,
  beginning of year                   5,647,202       1,762,623      2,008,229
                                   ------------   -------------   ------------
Cash and cash equivalents,
  end of year                      $  3,594,472   $   5,647,202   $  1,762,623
                                   ============   =============   ============

See Note 8 for supplemental cash flow information.

                       The accompanying notes are an integral
                          part of the financial statements.

                               SUMMIT SECURITIES, INC.

                            NOTES TO FINANCIAL STATEMENTS
                                    ____________


1.    Summary of Accounting Policies

      Business

      Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio ("Summit" or "the Company"), a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan") was incorporated on July 25, 1990. Summit purchases contracts and mortgage notes collateralized by real estate, with funds generated from the public issuance of debt securities in the form of investment certificates, cash flow from receivables and sales of real estate.

      Cash and Cash Equivalents

      For purposes of balance sheet classification and the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on hand and on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of its financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances periodically exceed the FDIC insurance limit.

      Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase net of capitalized acquisition costs are amortized using the level yield (interest) method. For contracts acquired after September 30, 1992, net purchase discounts are amortized on an individual contract basis using the level yield method over the remaining contractual term of the contract. For contracts acquired before October 1, 1992, the Company accounts for its portfolio of discounted loans using anticipated prepayment patterns to apply the level yield (interest) method of amortizing discounts. Discounted contracts are pooled by the fiscal year of purchase and by similar contract types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year and scheduled payments, which is consistent with the Company's prior experience with similar loans and the Company's expectations.

                               SUMMIT SECURITIES, INC.

                                    ____________

1.    Summary of Accounting Policies, Continued

      Real Estate Contracts and Mortgage Notes Receivable, Continued

      In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan," was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. The Company does not anticipate that the adoption of SFAS No. 114 will have a material effect on the financial statements.

      Real Estate Held for Sale

      Real estate is valued at the lower of cost or market. The Company principally acquires real estate through foreclosure or forfeiture. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at date of foreclosure less estimated selling costs, or (b) cost (unpaid contract carrying value).

      Profit on sales of real estate is recognized when the buyers' initial and continuing investment is adequate to demonstrate that
      (1) a commitment to fulfill the terms of the transaction exists,
      (2) collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and transfers all the risks and rewards of ownership to the buyer.

      In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 92-3, "Accounting for Foreclosed Assets," which provides guidance on determining the accounting treatment of foreclosed assets. SOP 92-3 requires that foreclosed assets be carried at the lower of (a) fair value minus estimated costs to sell, or (b) cost. The Company applied the provisions of SOP 92-3 effective October 1, 1992. The application of SOP 92-3, estimated to be approximately $10,000 before the application of related income taxes, is included in continuing operations for the year ended September 30, 1993.

                               SUMMIT SECURITIES, INC.

                                    ____________

1.    Summary of Accounting Policies, Continued

      Allowance for Losses on Real Estate Assets

      The established allowances for losses on real estate assets include amounts for estimated probable losses on both real estate held for sale and real estate contracts and mortgage notes receivable. Specific allowances are established for all delinquent contract receivables with net carrying values in excess of $100,000. Additionally, the Company establishes general allowances, based on prior actual delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are determined on net carrying values of the contracts, including accrued interest. Accordingly, the Company continues interest accruals on delinquent loans until foreclosure, unless the principal and accrued interest on the loan exceed the fair value of the collateral, net of estimated selling costs.

      Deferred Costs

      Commission and other expenses incurred in connection with the registration and public offering of investment certificates are capitalized and amortized using the interest method over the estimated life of the related investment certificates, which range from 6 months to 5 years.

      Income Taxes

      The Company is included in the group of companies which file a consolidated income tax return with Metropolitan. The Company is allocated a current and deferred tax provision from Metropolitan as if the Company filed a separate tax return. Effective
      October 1, 1992, Metropolitan adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax liabilities and assets are determined on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. There was no effect on the Company's financial statements of adopting SFAS No. 109. In 1992 and 1991, Metropolitan and the Company accounted for income taxes as required by Accounting Principles Board Opinion No. 11.

                               SUMMIT SECURITIES, INC.

                                    ____________

1.    Summary of Accounting Policies, Continued

      Financial Instruments

      In December 1991, Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in the Company's financial statements.

      Reclassifications

      Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.


2.    Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1993, the Company held first position liens associated with contract and mortgage notes receivable with a face value of approximately $13,800,000 and second position liens of approximately $6,900,000. Approximately 21% of the face value of the Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest (Washington, Idaho, Montana and Oregon), approximately 9% by property located in California and approximately 27% by property located in Hawaii.

                               SUMMIT SECURITIES, INC.

                                    ____________

2.    Real Estate Contracts and Mortgage Notes Receivable, Continued

      Contracts totaling approximately $6,000,000 which are collateralized by property in Hawaii were purchased from a Metropolitan affiliated company during fiscal 1993. At September 30, 1993, approximately $5,500,000 of these contracts were outstanding. These contracts relate to the sale of time share units in a condominium resort development which is owned by a Metropolitan affiliated company.

      The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1993 and 1992 are grouped by the following dollar ranges:

                                                        1993              1992
                                                       ______            ______
        Under $15,001                             $   5,210,788     $     734,335
        $15,001 to $40,000                            7,649,859         6,543,583
        $40,001 to $80,000                            4,609,278         4,701,063
        $80,001 to $150,000                           2,324,242           528,922
        Greater than $150,000                           907,576
                                                    -----------       -----------
                                                  $  20,701,743     $  12,507,903
                                                    ===========       ===========

      Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1993 and 1992 are as follows:

                                                        1993              1992
                                                       ______            ______
        Less than 8.00%                           $   1,433,022     $     785,094
        8.00% to 8.99%                                1,664,066           958,637
        9.00% to 9.99%                                3,232,543         2,480,986
        10.00% to 10.99%                              6,342,842         5,682,197
        11.00% to 11.99%                              1,799,826         1,369,142
        12.00% to 12.99%                              2,189,840         1,046,802
        13% or higher                                 4,039,604           185,045
                                                    -----------       -----------
                                                  $  20,701,743     $  12,507,903
                                                    ===========       ===========

      The weighted average contractual interest rate on these receivables at September 30, 1993 is approximately 10.5%.
      Maturity dates range from 1993 to 2023. The constant effective yield on contracts purchased in fiscal 1993 and 1992 was approximately 12% and 15%, respectively.

                               SUMMIT SECURITIES, INC.

                                    ____________

2.    Real Estate Contracts and Mortgage Notes Receivable, Continued

      The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value:

                                                       1993               1992
                                                      ______             ______
        Face value of discounted
          receivables                            $  14,416,037      $  12,108,904
        Face value of originated and
          non-discounted receivables                 6,285,706            398,999
        Unrealized discounts, net
          of unamortized acquisition
          costs                                     (1,076,488)        (1,116,522)
        Allowance for losses                           (96,654)           (59,244)
        Performance holdback on
          receivable purchase                         (600,000)
        Accrued interest receivable                    598,624            264,593
                                                   -----------        -----------
        Carrying value                           $  19,527,225      $  11,596,730
                                                   ===========        ===========

      The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $1,662,000 and $529,000 at September 30, 1993 and 1992, respectively. Included in the amount for September 30, 1993 is approximately $680,000 of delinquent contracts purchased from an affiliate during 1993. The Company has a performance holdback of $600,000 to cover any losses related to certain timeshare unit contracts, including these delinquent contracts.

      Aggregate amounts of receivables (face amount) expected to be received, based upon prepayment patterns, are as follows:

         Fiscal year ending
            September 30,
          ________________
                1994                                     $   2,216,000
                1995                                         2,124,000
                1996                                         2,039,000
                1997                                         1,961,000
                1998                                         1,889,000
             Thereafter                                     10,472,743
                                                           -----------
                                                         $  20,701,743
                                                           ===========

                               SUMMIT SECURITIES, INC.

                                    ____________

3.    Debt Payable

      At September 30, 1993 and 1992, debt payable consists of:

                                                           1993           1992
                                                          ______         ______
        Real estate contracts and
          mortgage notes payable,
          interest rates ranging
          from 7% to 11%, due in
          installments through 2002;
          collateralized by senior
          liens on the Company's
          real estate contracts,
          mortgage notes and
          real estate held for sale                     $  22,653      $  663,312
        Accrued interest payable                                            3,702
                                                          -------        --------
                                                        $  22,653      $  667,014
                                                          =======        ========
      Aggregate amounts of principal payments due on debt payable at
      September 30, 1993 are as follows:

      Fiscal year ending
         September 30,
        _______________
             1994                                                       $   5,440
             1995                                                           1,958
             1996                                                           2,100
             1997                                                           2,251
             1998                                                           2,414
          Thereafter                                                        8,490
                                                                          -------
             Total                                                      $  22,653
                                                                          =======

                               SUMMIT SECURITIES, INC.

                                    ____________

4.    Investment Certificates

      At September 30, 1993 and 1992, investment certificates consist of:

          Annual
         Interest     Principally
           Rates      Maturing In               1993               1992
         _________    ___________              _______            ______
        6% to 7%        1994              $   1,265,000     $     388,288
        7% to 8%        1995 and
                        1996                  1,018,000           166,832
        8% to 9%        1998                  7,947,000         2,009,301
        9% to 10%       1995, 1996
                        and 1997              3,624,000         3,869,389
        10% to 11%      1996                  6,228,501         6,270,936
                                          -------------     -------------
                                             20,082,501        12,704,746
        Compound
          and accrued
          interest                            1,876,924           917,888
                                          -------------     -------------
        Total                             $  21,959,425     $  13,622,634
                                          =============     =============
      The weighted average interest rate on outstanding investment certificates at September 30, 1993 and 1992 was approximately 9.1%
      and 9.5%, respectively.

      Investment certificates and compound and accrued interest at September 30, 1993 mature as follows:

   Fiscal year ending
      September 30,
    ________________
          1994                                              $   1,988,000
          1995                                                    988,000
          1996                                                  7,792,000
          1997                                                  3,725,000
          1998                                                  7,181,000
       Thereafter                                                 285,425
                                                             ------------
          Total                                             $  21,959,425
                                                             ============

                               SUMMIT SECURITIES, INC.

                                    ____________

5.    Deferred Costs

      Unamortized commissions and other capitalized expenses incurred in connection with the sale of investment certificates aggregated $524,376 and $342,650 at September 30, 1993 and 1992,
      respectively, and are shown as deferred costs on the balance sheets.

      An analysis of such deferred costs is as follows:

                                                       1993           1992
                                                      ______         ______
        Balance at the beginning of
          the year                                $   342,650    $   246,807
        Deferred during the year:
          Commissions                                 276,060        168,089
          Other expenses                               57,429         72,401
                                                    ---------      ---------
        Total deferred                                676,139        487,297

        Amortized during the year                    (151,763)      (144,647)
                                                    ---------      ---------
        Balance at the end of the year            $   524,376    $   342,650
                                                    =========      =========
6.    Income Taxes

      The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities as of September
      30, 1993 is as follows:

                                                      Asset         Liability
                                                     _______        _________
        Allowance for losses on real
          estate assets                            $   35,139
        Deferred loan fees                                         $  481,472
        Net operating loss carryforwards              224,183
                                                     --------        --------
        Total deferred income taxes                $  259,322      $  481,472
                                                     ========        ========

      No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. As of September 30, 1993, the Company's share of the consolidated group's net operating loss carryforwards was approximately $659,000, which expires in 2005.

                               SUMMIT SECURITIES, INC.
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________
6.    Income Taxes, Continued

      The provision for income taxes is computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                            1993          1992           1991
                                           ______        ______         ______
        Computed federal tax            $  145,880    $   251,458    $   80,075
        Affiliate corporate
          dividend received
          deduction                                      (124,758)      (92,820)
        Other                                   71          1,289        10,056
                                          --------      ---------      --------
        Income tax expense
          (benefit)                     $  145,951    $   127,989    $   (2,689)
                                          ========      =========      ========
      The components of the allocated provision for income taxes from
      Metropolitan are as follows:
                                            1993          1992           1991
                                           ______        ______         ______
        Current                                       $     1,917    $   (2,689)
        Deferred                        $  145,951        126,072
                                          --------      ---------     ---------
                                        $  145,951    $   127,989    $   (2,689)
                                          ========      =========      ========
      The deferred provision for income taxes for each of the fiscal years ended September 30, 1993, 1992 and 1991 results from the following:
                                            1993          1992           1991
                                           ______        ______         ______
        Earned discounts                $   69,081    $   200,532    $   54,284
        Contract acquisition
          costs                             15,400         52,342       199,185
        Allowance for possible
          losses                           (13,976)        (3,127)      (17,000)
        Net operating losses used
          to reduce deferred tax
          credits                                        (123,675)     (236,469)
        Realization of net
          operating loss
          carryforwards to
          reduce current
          taxes payable                     75,446
                                          --------      ---------      --------
                                        $  145,951    $   126,072    $        0
                                          ========      =========      ========

                               SUMMIT SECURITIES, INC.

                                    ____________

6.    Income Taxes, Continued

      During the year ended December 31, 1992, the Company recognized an extraordinary credit of $49,772 by the utilization of net operating loss carryforwards of approximately $146,000.

7.    Related Party Transactions

      Summit receives accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $97,000 in fiscal 1993, $50,000 in fiscal 1992 and $0 in fiscal 1991 and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on Summit's behalf. Other indirect services provided by Metropolitan to Summit, such as management and regulatory compliance, are not directly charged to Summit.

      Management believes that this allocation is reasonable and results in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of Summit. Management does not believe that Summit could obtain these services from outside sources for less than the allocated costs, or that these costs would be significantly higher if Summit operated alone.

                               SUMMIT SECURITIES, INC.

                                    ____________

7.    Related Party Transactions, Continued

      Summit had the following related party transactions with Metropolitan and affiliates during fiscal 1993 and 1992:

                                                       1993              1992
                                                      ______            ______
        Real estate contracts and mortgage
          notes purchased through
          Metropolitan or affiliates              $  15,423,706      $  4,792,398
        Contract acquisition costs
          charged to Summit on
          purchased real estate
          contracts and mortgage notes                  243,414           347,021
                                                   ------------       -----------
        Total cost of real estate contracts
          and mortgage notes purchased
          through Metropolitan                    $  15,667,120      $  5,139,419
                                                   ============       ===========
        Dividends received from Western
          United Life Assurance Company                              $    366,935
        Interest expense paid to parent
          and affiliated companies                $       6,000      $    243,306
        Commissions capitalized as
          deferred costs, paid to an
          affiliate on sale of
          investment certificates                 $     276,060      $    168,089

      Advances to parent of $1,710,743 at September 30, 1993 represent advances to Metropolitan for the purchase of Summit's investments in real estate contracts and mortgage notes receivable. Advances from parent of $400,365 at September 30, 1992 represent real estate contracts and mortgage notes and related costs advanced by Metropolitan on behalf of Summit. These advances to and from Metropolitan are non-interest bearing.

      On March 31, 1991, the Company borrowed $6,000,000 from Metropolitan, which was payable on demand and required monthly interest-only payments. The stated note rate was equal to the prime rate as quoted monthly by the Seattle-First National Bank plus 1.5%. Summit used the funds borrowed from Metropolitan to purchase preferred stock issued by Western United Life Assurance Company ("Western"), a full service life insurance company. Metropolitan also owns approximately 96% of the outstanding stock of Western. In March 1992, the Company repaid the $6,000,000 note payable to Metropolitan through the transfer of the Company's preferred stock investment in Western to Metropolitan.

                               SUMMIT SECURITIES, INC.

                                    ____________

8.    Supplemental Disclosures for Statements of Cash Flows

      Supplemental information on interest and income taxes paid during the years ended September 30, 1993, 1992 and 1991 is as follows:

                                           1993           1992            1991
                                          ______         ______          ______
        Interest paid                  $   836,737    $    701,955    $   407,742
        Income taxes paid                      101           1,917             61

      Non-cash investing and financing activities of the Company during the years ended September 30, 1993, 1992 and 1991 are as follows:

                                           1993           1992            1991
                                          ______         ______           _____
        Assumption of other debt
          payable in conjunction
          with purchase of real
          estate contracts and
          mortgage notes
          receivable                   $   235,374    $    259,116    $   504,793
        Assumption of other debt
          payable in conjunction
          with acquisition of
          real estate held
          for sale                          14,225          28,769
        Transfer of investment
          in affiliate as full
          consideration for
          amount due on
          note payable to
          parent company                                 6,000,000
        Real estate held for sale
          acquired through
          foreclosure                      276,573         194,856
        Loans to facilitate
          the sale of
          real estate                      205,492          96,717

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            N/A. The Company reported a change in accountants in its Form 8-K dated June 25, 1993.

                                      PART III

Item 10.    Directors and Executive Officers of Registrant.

            See "Management" under Item 1.

Item 11.    Executive Compensation.

            See "Executive Compensation" under Item 1.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

            See "Principal Shareholders" under Item 1.

Item 13.    Certain Relationships and Related Transactions.

            See "Certain Transactions" under Item 1.

                                       PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.

  (a)         1.   Financial Statements
                   Included in Part II, Item 8 of this report:

                       Reports of Independent Certified Public Accountants Balance Sheets at September 30, 1993, and 1992
                       Statements of Income for the Years Ended
                           September 30, 1993, 1992 and 1991.
                       Statements of Stockholder's Equity for the
                           years Ended September 30, 1993, 1992 and 1991
                       Statements of Cash Flows for the Years Ended
                           September 30, 1993, 1992 and 1991
                       Notes to Financial Statements

  (b)         2.   Financial Statements Schedules

                       Included in Part IV of this report:

                       Reports of Independent Certified Public Accountants
                           on Financial Statement Schedules.

                       Schedule I       --   Summary of Investments other than
                                             Investments in Related Parties
                       Schedule VIII    --   Valuation and Qualifying Accounts
                                             and Reserves
                       Schedule XII     --   Loans on Real Estate

                       Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto. Columns may have been omitted from schedules filed because the information is not applicable.

  (c)         3.   Exhibits

       3(a). Articles of Incorporation of the Company. (Exhibit 3(a) to (Registration No. 33-36775).

       3(b).    Bylaws of the Company.  (Exhibit 3(b) to Registration No.
                33-36775).

       4(a). Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee. (Exhibit 4(a) to Registration No. 33-36775).

       4(b). Amendment to Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee. (Exhibit 4(b) to Registration No. 33-36775).

      *4(c). Form of Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1.

      *4(d).    Form of Variable Rate Cumulate Preferred Stock
                Certificate.

      *4(e).    Form of Investment Certificate.

      10(a). Receivable Purchase Option Agreement between Summit and Metropolitan Mortgage & Securities Co., Inc. dated November 15, 1990. (Exhibit 10(a) to Registration No. 33-36775).

      10(b). Service Contract between Summit and Metropolitan Mortgage & Securities Co., Inc. dated November 15, 1990. (Exhibit 10(b) to Registration No. 33-36775).

      10(c). Promissory Note dated March 31, 1991 between Summit and Metropolitan Mortgage & Securities Co., Inc. (Exhibit 10 to registrant's Annual Report on Form 10-K for the year ended September 30, 1991.)

         11.    Computation of Earnings Per Common Share. (See Financial
                Statements.)

* Filed herewith

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholder
Summit Securities, Inc.

In connection with our audit of the financial statements of Summit Securities, Inc. as of September 30, 1993 and for the year then ended, included herein, we have issued our report thereon, which includes an explanatory paragraph describing changes in the Company's methods of accounting for repossessed real property and income taxes, which financial statements are included in the Form 10-K. We have also audited the 1993 financial statement schedules listed in Item 16 herein.

In our opinion, these 1993 financial statement schedules, when considered in relation to the basic 1993 financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                /s/ COOPERS & LYBRAND

Coopers & Lybrand


Spokane, Washington
December 13, 1993

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES


The Directors and Stockholders
Summit Securities, Inc.


The audits referred to in our report dated December 7, 1992, relating to the financial statements of Summit Securities, Inc., as of September 30, 1992 and for the two years in the period then ended, which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedules listed in the accompanying index for each of the two years in the period ended September 30, 1992. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

                                   /s/ BDO SEIDMAN


                                     BDO Seidman


Spokane, Washington
December 7, 1992

                                                         SCHEDULE I

SUMMIT SECURITIES, INC.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
SEPTEMBER 30, 1993

    COLUMN A                  COLUMN B        COLUMN C         COLUMN D
                                                               Amount at
                                                              Which Shown
                                               Market         on Balance
                                Cost            Value            Sheet
                             __________      __________       __________
Type of Investment:
   Real Estate
   Contracts
   and Mortgage Notes
   Receivables               $19,623,879                     $19,623,879

Less Allowance for
   Losses                             --                         (96,654)
                             -----------                     -----------
TOTAL INVESTMENTS            $19,623,879                     $19,527,225
                             ===========                     ===========

                                                      SCHEDULE VIII

                               SUMMIT SECURITIES, INC.
                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                            Additions
                                          (Reductions)   Deductions
                           Balance at      Charged to        and       Balance
                            Beginning       Costs and     Accounts    at end of
Description                  of Year        Expenses       Written      Year
                                                             Off
                                                         (Recovery)
                           __________      __________    __________  __________
Allowance for Losses
Deducted from Real
Estate Contracts and
Mortgage Notes Receivable
on Balance Sheet
                1993         $59,244         $15,000       $(22,410)   $96,654
                1992          50,000          18,762          9,518     59,244
                1991              --          50,000             --     50,000

Allowances for Losses
Deducted from Real
Estate Held for Sale
on Balance Sheet

                1993          $   --         $36,012        $29,255    $ 6,757
                1992              --              --             --         --
                1991              --              --             --         --

                                                                 Schedule XII

SUMMIT SECURITIES, INC.
LOANS ON REAL ESTATE
September 30, 1993

      Real estate contracts and mortgage notes ("Receivables) are located throughout the United
States.  Approximately 21% of the Company's Receivables are collateralized by property located in the Pacific Northwest (Washington, Idaho, Montana and Oregon), approximately 9% by property located in California and approximately 27% by property located in Hawaii. Less than 1% of the
Contracts are subject to variable interest rates.  Interest rates range from 4% to 15%.

                                                                 Carrying         Delinquent
                                     Interest      Maturity      Amount of         Principal
Description                            Rates         Dates      Receivables         Amount
                                     --------      --------     -----------       ----------
RESIDENTIAL                         Principally
First Mortgage > $ 50,000           9% to 12%      1993-2023    $ 3,725,561   $    121,001
First Mortgage > $ 25,000           9% to 12%      1993-2023      2,508,012        113,233
First Mortgage < $ 25,000           9% to 12%      1993-2023      6,747,806        848,667
Second or Lower> $ 50,000           9% to 12%      1993-2023      1,199,410            ---
Second or Lower> $ 25,000           9% to 12%      1993-2023      3,016,995         48,886
Second or Lower< $ 25,000           9% to 12%      1993-2023      1,480,524         68,514

COMMERCIAL
First Mortgage > $ 50,000           9% to 12%      1993-2023        253,291            ---
First Mortgage > $ 25,000           9% to 12%      1993-2023         46,942         46,942
First Mortgage < $ 25,000           9% to 12%      1993-2023         23,021            ---
Second or Lower> $ 50,000           9% to 12%      1993-2023        148,720            ---
Second or Lower> $ 25,000           9% to 12%      1993-2023        363,431         31,596
Second or Lower< $ 25,000           9% to 12%      1993-2023         40,323            ---

FARM, LAND AND OTHER
First Mortgage > $ 50,000           9% to 12%      1993-2023         64,052            ---
First Mortgage > $ 25,000           9% to 12%      1993-2023        268,595            ---
First Mortgage < $ 25,000           9% to 12%      1993-2023        145,371         46,425
Second or Lower> $ 50,000           9% to 12%      1993-2023        568,615        326,433
Second or Lower> $ 25,000           9% to 12%      1993-2023             --             --
Second or Lower< $ 25,000           9% to 12%      1993-2023        101,074         10,303
Unrealized discounts, net

of unamortized acquisition
costs, on receivables
purchased at a discount                                          (1,076,488)

Accrued Interest Receivable                                         598,624

Performance Holdback on Receivable
  Purchase                                                         (600,000)

Allowance for Losses                                                (96,654)
                                                                -----------    -----------
TOTAL                                                          $ 19,527,225     $1,662,000
                                                                ===========    ===========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.  Included in the delinquent principal amounts for September 30, 1993 is approximately $680,000 of timeshare contracts purchased form an affiliate during the current year. The
Company has a performance holdback of $600,000 to cover losses related to certain contracts including these contracts.

                                                       Schedule XII Continued

SUMMIT SECURITIES, INC.
LOANS ON REAL ESTATE
September 30, 1993

                                              For the Years Ended
                                                 September 30,

                                      1993           1992           1991
Balance at beginning
  of period                       $11,596,730    $ 8,233,732    $       ---
                                  -----------     ----------     ----------
Additions during period

New receivables - cash             15,667,120      5,274,528      7,760,199

Loans to facilitate the
  sale of real estate
  held - non cash                     205,492         96,717            ---

Assumption of other debt
  payable in conjunction
  with acquisition
  of new receivables
  - non cash                          235,374        259,116        504,793

Increase in Accrued
  Interest                            154,034        153,709        110,884
                                   ----------     ----------     ----------
Total Additions                    16,262,020      5,784,070      8,375,876
                                   ----------     ----------     ----------
Deductions During Period

Collections of Principal
  - cash                            8,083,497      2,245,741         92,144

Foreclosures - non
  cash                                210,618        166,087            ---

Increase in Allowances
  for Losses                           37,410          9,244         50,000
                                   ----------     ----------     ----------
Total Deductions                    8,331,525      2,421,072        142,144
                                   ----------     ----------     ----------
Balance at End of Period          $19,527,225    $11,596,730     $8,233,732
                                  ===========     ==========     ==========

                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SUMMIT SECURITIES, INC.

                              /S/ C. PAUL SANDIFUR, JR.

                        By_______________________________________________
                              C. Paul Sandifur, Jr., President, Director and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                     Title                           Date

  /S/ C. PAUL SANDIFUR, SR.
                                                                      1/13/94
_________________________        Chairman of the Board               _________
  C. Paul Sandifur, Sr.

  /S/ C. PAUL SANDIFUR, Jr.
                                 President, Director and              1/13/94
_________________________        Chief Executive Officer             _________
  C. Paul Sandifur, Jr.

  /S/ REUEL SWANSON
                                 Secretary and                        1/13/94
_________________________        Director                            _________
  Reuel Swanson

  /S/ MICHAEL BARCELO
                                                                      1/13/94
________________________         Treasurer                           _________
  Michael Barcelo

  /S/ STEVEN CROOKS
                                 Controller and Principal             1/13/94
________________________         Accounting Officer                  _________
  Steven Crooks

  /S/ ALTON R. COGERT
                                 Chief Financial Officer              1/13/94
________________________         and Assistant Vice President        _________
  Alton R. Cogert

As filed with the Securities and Exchange Commission on January 13,
1994.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

ANNUAL REPORT

Under

THE SECURITIES EXCHANGE ACT OF 1934

__________________________

(Exact name of registrant as specified in charter)

__________________________

                 Idaho                                     6799

    (State or other jurisdiction of            (Primary Standard Industrial
     incorporation or organization              Classification Code Number)

                                                  West 929 Sprague Avenue
                                                 Spokane, Washington 99204
              82-0438135                              (509) 838-3111
           (I.R.S. Employer                    (Address, including zip code
          Identification No.)                 and telephone number, including
                                                area code, of registrant's
                                               principal executive offices)

C. Paul Sandifur, Jr.
President
Summit Securities, Inc.
W. 929 Sprague Avenue
Spokane, WA 99204
Telephone No. (509) 838-3111
_____________________________________
(Name, address, including zip code,
and telephone number, including area
code, of agent for service)
_____________________________________

EXHIBIT VOLUME

                                   EXHIBIT INDEX

                                                                           Page
                                                                          Number
      *4(c). Form of Statement of Rights, Designations and Preferences of Variable Rate Cumulative
                Preferred Stock Series S-1.

      *4(d).    Form of Variable Rate Cumulate Preferred
                Stock Certificate.

      *4(e).    Form of Investment Certificate.

* Filed herewith

                                                     Exhibit 4(c)

FORM OF
STATEMENT OF RIGHTS, DESIGNATIONS AND PREFERENCES OF VARIABLE RATE CUMULATIVE PREFERRED STOCK, SERIES S-1 PURSUANT TO


1.Name of Corporation: Summit Securities, Inc.

2. Copy of resolution establishing and designating Variable Rate Cumulative Preferred Stock, Series S-1, and determining the relative rights and preferences thereof: Attached hereto.

3.          The undersigned does hereby certify that the attached
            resolution was duly adopted by the Board of Directors of the
            corporation on January      , 1994.





______________________________________
Reuel Swanson, Secretary

                                                 Exhibit 4(c) continued

SUMMIT SECURITIES, INC.
PREFERRED STOCK SERIES S-1 AUTHORIZING RESOLUTION


      Resolved, that pursuant to the authority expressly granted and vested in the Board of Directors (the "Board") of this Corporation by its Articles of Incorporation, as amended, a sub-series of Preferred Stock, Series S-1 of the Corporation be, and is hereby, established which will consist of 150,000 shares of the par value of $10.00 per share ($15,000,000), shall be designated "Variable Rate Cumulative Preferred Stock, Series S-1" (hereafter called "Preferred Stock"), shall be offered at $100.00 per share and which shall have rights, preferences, qualifications and restrictions as follows:

      1.    DIVIDENDS.

            a) Dividends (or other distributions deemed dividends for purposes of this resolution) on the issued and outstanding shares of Preferred Stock shall be declared and paid monthly at a percentage rate per annum of the liquidation preference of $100.00 per share equal to the "Applicable Rate," as hereinafter defined, or such greater rate as may be determined by the Board. Notwithstanding the foregoing, the Applicable Rate for any monthly dividend period shall, in no event, be less than 6% per annum or greater than 14% per annum. Such dividends shall be cumulative from the date of original issue of such shares and shall be payable, when and as declared by the Board, on such dates as the Board deems advisable, but at least once a year, commencing June 1, 1993. Each such dividend shall be paid to the holders of record of shares of Preferred Stock as they appear on the stock register of the Corporation on such record date as shall be fixed by the Board in advance of the payment date thereof. Dividends on account of arrears for any past Dividend Periods may be declared and paid at any time, without reference to any regular dividend payment date, to holders of record on such date as shall be fixed by the Board in advance of the payment date thereof.

            b) Except as provided below in this section, the Applicable Rate for any monthly dividend period shall be the highest of the Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate (each as defined in Exhibit A attached hereto and incorporated by reference herein) plus one half of one percentage point. In the event that the Board determines in good faith that for any reason one or more of such rates cannot be determined for any dividend period, than the Applicable Rate for such dividend period shall be the higher of whichever of such rates can be so determined.
In the event that the Board determines in good faith that none of such rates can be determined for any dividend period, then the Applicable Rate in effect for the preceding dividend period shall be continued for such dividend period. The Treasury Bill Rate, the Ten Year Constant Maturity Rate and the Twenty Year Constant Maturity Rate shall each be rounded to the nearest five hundredths of a percentage point.

            c) No dividend shall be paid upon, or declared or set apart for, any share of Preferred Stock for any Dividend Period unless at the same time a like dividend shall be paid upon, or be declared and set apart for, all shares of Preferred Stock then issued and outstanding and all shares of all other series of preferred stock then issued and outstanding and entitled to receive dividends. Holders of Preferred Stock shall not be entitled to any dividend, whether payable in cash, property or stock, in excess of full cumulative dividends as herein provided. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments which may be in arrears on Preferred Stock.

            d) Dividends payable for each full monthly Dividend Period shall be computed by dividing the Applicable Rate for such monthly Dividend Period by twelve and applying such rate against the liquidation preference of $100.00 per share. Dividends shall be rounded to the nearest whole cent. Dividends payable for any period less than a full monthly Dividend Period shall be computed on the basis of 30 day months and a 360 day year. The Applicable Rate with respect to each monthly Dividend Period shall be calculated as promptly as practicable by the Corporation according to the method provided herein. The Corporation will cause notice of such Applicable Rate to be enclosed with the dividend payment check next mailed to the holders of shares of Preferred Stock.

            e)  So long as any shares of Preferred Stock are outstanding,
(i) no dividend (other than a dividend in common stock or in any other stock ranking junior to Preferred Stock as to dividends and upon liquidation and other than as provided in the foregoing section 1(c)) shall be declared or paid or set aside for payment; (ii) no other distribution shall be declared or made upon common stock or upon any other stock ranking junior to or on a parity with Preferred Stock as to dividends or upon liquidation; and (iii) no common stock or any other stock of the Corporation ranking junior to or on a parity with Preferred Stock as to dividends or upon liquidation shall be redeemed, purchased or otherwise acquired by the Corporation for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any shares of any such stock) except by conversion into or exchange for stock of the Corporation ranking junior to Preferred Stock as to dividends and upon liquidation unless, in each case, the full cumulative dividends on all outstanding shares of Preferred Stock shall have been paid or declared and set apart for all past dividend payment periods.

            f) The holders of Preferred Stock shall be entitled to receive, when and as declared by the Board, dividend distributions out of the funds of the Corporation legally available therefor. Any distribution made which may be deemed to have been made out of the capital surplus of Preferred Stock shall not reduce either the redemption process or the liquidation rights as hereafter specified.

      2.    REDEMPTION.

            a) The Corporation, at its option, may redeem shares of Preferred Stock, in whole or in part, at any time or from time to time, at redemption prices hereafter set forth plus accrued and unpaid dividends to the date fixed for redemption.

                  i) In the event of a redemption of shares pursuant to this subsection prior to January 1, 1995, the redemption price shall be $102.00 per share; and the redemption price shall be $100.00 per share in the event of redemption anytime after December 31, 1994.

                  ii) In the event that fewer than all of the outstanding shares of Preferred Stock are to be redeemed, the number of shares to be redeemed shall be determined by the Corporation and the shares to be redeemed shall be determined by lot, or pro rata, or by any other method, as may be determined by the Corporation in its sole discretion to be equitable.

                  iii) In the event that the Corporation shall redeem shares hereunder, notice of such redemption shall be given by first class mail, postage prepaid, mailed not less than 30 days or more than 60 days prior to he redemption date, to each holder of record of the shares to be redeemed, at such holder's address as it appears on the stock register of the Corporation. Each such notice shall state: (i) the redemption date; (ii) the number of shares to be redeemed and, if fewer than all shares held by such holder are to be redeemed, the number of such shares to be redeemed from such holder; (iii) the redemption price; (iv) the place or places where certificates for such shares are to be surrendered for payment of the redemption price; and
(v) that dividends on the shares to be redeemed will cease to accrue on such redemption date.

                  iv) Notice having been mailed as aforesaid, from and after the redemption date (unless default shall be made by the Corporation in providing money for the payment of the redemption price), dividends on the shares so called for redemption shall no longer be deemed to be outstanding, and all rights of the holders thereof as stockholders of the Corporation (except the right to receive from the Corporation the redemption price) shall cease. Upon surrender in accordance with said notice of the certificates representing shares redeemed (properly endorsed or assigned for transfer, if the Board shall so require and the notice shall so state), such shares shall be redeemed by the Corporation at the redemption price aforesaid. In case fewer than all of the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares without cost to the holder thereof.

            b) Discretionary Redemption Upon Request of the Holder: The shares of Preferred Stock are not redeemable at the option of the holder. If, however, the Corporation receives an unsolicited written request for redemption of a block of shares from any holder, the Corporation may, in its sole discretion and subject to the limitations described below, accept such shares for redemption. Any shares so tendered, which the Corporation in its discretion, allows for redemption, shall be redeemed by the Corporation directly, and not from or through a broker or dealer, at a price equal to $97 per share, plus any declared but unpaid dividends to date if redeemed during the first year after the date of original issuance and $99 per share plus any declared but unpaid dividends if redeemed thereafter. The Corporation may change such optional redemption prices at any time with respect to unissued shares.

      For a period of three years from the date of initial sale of each share of Preferred Stock, any such optional redemption of such share shall occur only upon the death or major medical emergency of the holder or any joint holder of the share requested to be redeemed. Any optional redemption of a share in any calendar year after the third year from the date of sale of the share, not arising from the death or medical emergency of the holder or any joint holder shall occur only when the sum of all optional redemptions (including those arising out of the death or medical emergency of the holder or any joint holder) of shares of Preferred Stock during that calendar year shall not exceed 10% of the number of shares of Preferred Stock outstanding at the end of the preceding calendar year. In the event the 10% limit is reached in any calendar year, the only redemption which may thereafter occur during that calendar year shall be those arising from the death or medical emergency of the holder or any joint holder; provided, however, that to the extent that total optional redemptions in any calendar year do not reach the 10% limit, the amount by which such optional redemptions shall fall short of the 10% limit may be carried over into ensuing years; and provided further that to the extent that all redemptions, including those involving the death or medical emergency of the holder or any joint holder, exceed the 10% in any year, the amount by which such redemptions exceed the 10% limit shall reduce the limit in the succeeding year for limiting redemptions not involving the death or medical emergency of a holder or any joint holder. In no event shall such optional redemptions of all types in a single calendar year exceed 20% of the number of shares of Preferred Stock outstanding at the end of the preceding calendar year.

      The Corporation may not redeem any such shares tendered for redemption if to do so would be unsafe or unsound in light of the Corporation's financial condition (including its liquidity position); if payment of interest or principal on any outstanding instrument of indebtedness is in arrears or in default; or if payment of any dividend on Preferred Stock or share of any stock of the Company ranking at least on a parity therewith is in arrears as to dividends.

            c) Any shares of Preferred Stock which shall at any time have been redeemed shall, after such redemption, have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such shares are designated as part of a particular series by the Board.

            d) Notwithstanding the foregoing provisions of this Section 2, if any dividends on Preferred Stock are in arrears, no shares of Preferred Stock shall be redeemed unless all outstanding shares of Preferred Stock are simultaneously redeemed, and the Corporation shall not purchase or otherwise acquire any shares of Preferred Stock; provided, however, that the foregoing shall not prevent the purchase or acquisition of shares of Preferred Stock pursuant to a purchase or exchange offer made on the same terms to holders of all of the outstanding shares of Preferred Stock.

      3. CONVERSION OR EXCHANGE. The holders of shares of Preferred Stock shall not have any rights to convert such shares into or exchange such shares for shares of any other class or series of any class of securities of the Corporation.

      4. VOTING. Except as required from time to time by law, the shares of Preferred Stock shall have no voting powers. Provided, however, not withstanding the foregoing, that whenever and as often as dividends payable on any shares of Preferred Stock shall be in arrears in an amount equal to twenty four full monthly dividends or more per share, the holders of Preferred Stock together with the holders of any other preferred stock hereafter authorized, voting separately and as a single class shall be entitled to elect a majority of the Board of

Directors of the Corporation. Such right shall continue until all dividends in arrears on preferred stock have been paid in full.

      5.    LIQUIDATION RIGHTS.

            a) Upon the dissolution, liquidation or winding up of the Corporation, the holders of the shares of Preferred Stock shall be entitled to receive out of the assets of the Corporation, before any payment or distribution shall be made on the Common Stock, or on any other class of stock ranking junior to Preferred Stock, upon liquidation, the amount of $100.00 per share, plus a sum equal to all dividends (whether or not earned or declared) on such shares accrued and unpaid thereon to the date of final distribution.

            b) Neither the sale, lease or conveyance of all or substantially all the property or business of the Corporation, nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation, shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Section.

            c) After the payment to the holders of the shares of Preferred Stock of the full preferential amounts provided for in this Section, the holders of Preferred Stock as such shall have no right or claim to any of the remaining assets of the Corporation.

            d) In the event the assets of the Corporation available for distribution to the holders of shares of Preferred Stock upon any dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to this Section, no such distribution shall be made on account of any shares or any other series of Preferred Stock or any other class of stock ranking on a parity with the shares of Preferred Stock upon such dissolution, liquidation or winding up, unless proportionate distributive amounts shall be paid on account of the shares of Preferred Stock, ratably in accordance with the sums which would be payable in such distribution if all sums payable in respect of the shares of all series of Preferred Stock and any such other class of stock as aforesaid were discharged in full.

      6. PRIORITIES. For purposes of this Resolution, any stock of any class or classes of the Corporation shall be deemed to rank:

            a) Prior to the shares of Preferred Stock, either as to dividends or upon liquidation if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Preferred Stock.

            b) On a parity with shares of Preferred Stock, either as to dividends or upon liquidation, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, are different from those of Preferred Stock, if the holder of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holder of such stock and the holders of Preferred Stock; and

            c) Junior to shares of Preferred Stock, either as to dividends or upon liquidation, if the holders of shares of Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

      7. SHARES NON-ASSESSABLE. Any and all shares of Preferred Stock issued, and for which the full consideration has been paid or delivered, shall be deemed fully paid stock and the holder of such shares shall not be liable for any further call or assessment or any other payment thereon.

      8. PRE-EMPTIVE RIGHTS. Holders of Preferred Stock shall have no pre-emptive rights to acquire additional shares of Preferred Stock.

EXHIBIT A

      Treasury Bill Rate

      Except as provided below in this paragraph, the "Treasury Bill Rate" for each dividend period will be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period (as defined below)) for three-month U.S. Treasury bills, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the first day of the dividend period for which the dividend rate on Preferred Stock Series E-5, is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum market discount rate during any such Calendar Period, then the Treasury Bill Rate for the related dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for three-month U.S. Treasury bills, as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum market discount rate for three-month U.S Treasury bills shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum market discount rates (or the one weekly per annum market discount rate, if only one such rate shall be published during the relevant Calendar Period) for all of the U.S. Treasury bills then having maturities of not less than 80 nor more than 100 days, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such rates, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason no such U.S. Treasury bill rates are published as provided above during such Calendar Period, then the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon bids during such Calendar Period for each of the issues of marketable non-interest bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized primary U.S. Government securities dealers selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Treasury Bill Rate for any dividend period as provided above in this paragraph, the Treasury Bill Rate for such dividend period shall be the arithmetic average of the per annum market discount rates based upon the closing bids during such Calendar Period for each of the issues of marketable interest-bearing U.S. Treasury securities with a maturity of not less than 80 nor more than 100 days from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized primary U.S. Government securities dealers selected by the Company.

      Ten Year Constant Maturity Rate

      Except as provided below in this paragraph, the "Ten Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during the relevant Calendar Period as provided below, as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the first day of the dividend period for which the dividend rate on Preferred Stock, Series E-5 is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Ten Year Average Yield during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Ten Year Average Yields (or the one weekly per annum Ten Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Ten Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during the relevant Calendar Period) for all of the actively traded marketable
U.S. Treasury fixed interest rate securities (other than Special Securities (as defined below)) then having maturities of not less tan eight nor more than twelve years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank o by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Ten Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Ten Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eight nor more than twelve years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized primary U.S. Government securities dealers selected by the Company.

      Twenty Year Constant Maturity Rate

      Except as provided below in this paragraph, the "Twenty Year Constant Maturity Rate" for each dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty year Average Yield, if only one such Yield shall be published during the relevant Calendar Period), as published weekly by the Federal Reserve Board during the Calendar Period immediately prior to the ten calendar days immediately preceding the first day of the dividend period for which the dividend rate on Preferred Stock, Series E-5 is being determined. In the event that the Federal Reserve Board does not publish such a weekly per annum Twenty Year Average Yield during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum Twenty Year Average Yields (or the one weekly per annum Twenty Year Average Yield, if only one such Yield shall be published during such Calendar Period), as published weekly during such Calendar Period by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that a per annum Twenty Year Average Yield shall not be published by the Federal Reserve Board or by any Federal Reserve Bank or by any U.S. Government department or agency during such Calendar Period, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the two most recent weekly per annum average yields to maturity (or the one weekly average yield to maturity, if only one such yield shall be published during such Calendar Period) for all of the actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) then having maturities of not less than eighteen nor more than twenty-two years, as published during such Calendar Period by the Federal Reserve Board or, if the Federal Reserve Board shall not publish such yields, by any Federal Reserve Bank or by any U.S. Government department or agency selected by the Company. In the event that the Company determines in good faith that for any reason the Company cannot determine the Twenty Year Constant Maturity Rate for any dividend period as provided above in this paragraph, then the Twenty Year Constant Maturity Rate for such dividend period shall be the arithmetic average of the per annum average yields to maturity based upon the closing bids during such Calendar Period for each of the issues of actively traded marketable U.S. Treasury fixed interest rate securities (other than Special Securities) with a final maturity date not less than eighteen nor more than twenty-two years from the date of each such quotation, as quoted daily for each business day in New York City (or less frequently if daily quotations shall not be generally available) to the Company by at least three recognized primary U.S. Government securities dealers selected by the Company.

      As used herein, the term "Calendar Period" means a period of 14 calendar days; the term "Special Securities" means securities which may, at the option of the holder, be surrendered at face value in payment of any federal estate tax or which provide tax benefits to the holder and are priced to reflect such tax benefits or which were originally issued at a deep or substantial discount; the term "Ten Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years); and the term "Twenty Year Average Yield" means the average yield to maturity for actively traded marketable U.S. Treasury fixed interest rate securities (adjusted to constant maturities of 20 years).

                                                     Exhibit 4(d)

(FORM OF VARIABLE RATE CUMULATIVE
PREFERRED STOCK CERTIFICATE)


Certificate No.                                                  Shares

SUMMIT SECURITIES, INC.
INCORPORATED UNDER THE LAWS OF THE STATE OF IDAHO

VARIABLE RATE CUMULATIVE PREFERRED STOCK
SERIES

(Par Value: $10.00 per share;
Liquidation Preference: $100.00 per share)


This certifies that                                              is the
registered holder of                    shares of Variable Rate
Cumulative Preferred Stock, Series         of Summit Securities, Inc.
transferable only on the books of the Corporation upon surrender of this certificate properly endorsed by the holder hereof in person or by attorney-in-fact.

      The Corporation will provide to any registered holder of stock of the Corporation, upon request and without charge, a full statement of the designations, preferences, limitations and relative rights of the shares of each class of stock authorized to be issued by the Corporation, the variations in the relative rights and preferences between the shares of each series of each class of stock so far as the same have been fixed and determined, and the authority of the Board of Directors to fix and determine the rights and preferences of subsequent series.

      In witness whereof the Corporation has caused this certificate to be signed by its duly authorized officers and the facsimile of its corporate seal imprinted hereon.


Issue Date:




________________________________          ________________________________
Secretary or Assistant Secretary          President or Vice President

                                                       Exhibit 4(e)

                               SUMMIT SECURITIES,INC.
                     HARBOR CENTER, 1000 WEST HUBBARD, SUITE 140
                            COEUR D' ALENE, ID 83814-2276


                          INVESTMENT CERTIFICATE, SERIES A

Principal               Issue       Maturity      Interest      Certificate
Amount                  Date          Date          Rate          Number



Interest:
Amortization Term:
Months:

Issued To:


      THE CERTIFICATE
      This is a duly authorized Certificate of Summit Securities, Inc. ("Summit"). This Certificate is issued under an Indenture dated July 25, 1990 ("Indenture") between Summit and West One Bank, Idaho, N.A. as Trustee ("Trustee"). The Indenture permits Summit to issue an unlimited amount of Certificates, the terms of which may vary according to series. This Certificate is of the series stated above; that series is not limited in aggregate principal amount as stated in the Indenture (or supplemental indentures). The Indenture (and supplemental indentures) contains statements of the rights of the Certificateholders, Summit and the Trustee and provision concerning authentication and delivery of the Certificates. Definitions of certain terms used in the Certificate are also found in the Indenture (and supplemental indentures).

      PAYMENT OF PRINCIPAL
      For value received, Summit promises to pay the principal amount of this Certificate at the maturity date stated above. Payment will be made to the Person to whom this Certificate is issued or registered assigns.

      PAYMENT OF INTEREST
      Summit promises to pay interest on the principal amount of this Certificate from the issue date until the principal amount is paid or made available for payment. Interest will be computed at the annual interest rate stated above. Interest will be payable or compounded as stated above or as otherwise elected by the Person entitled to payment of interest. Summit will pay interest to the Person in whose name this Certificate (or one or more Predecessor Certificates) is registered at the close of business on the Regular Record Date for the payment of interest. The Regular Record Date is the 15th date of the calendar month immediately preceding an Interest Payment Date.

      COMPOUNDING OF INTEREST
      If the Person entitled to payment of interest so elects, Summit will compound interest rather than pay interest in installments. Interest will be compounded on a semiannual basis at the interest rate stated above from the Interest Payment Date immediately preceding receipt by Summit of the compounding election. Interest will be compounded from the issue date of the Certificate if Summit receives the compounding election prior to the first Interest Payment Date. Interest will be compounded until the maturity date stated above and will be paid on such date. Prior to maturity, however, Summit will pay at the Certificateholder's request the interest accumulated in the last two semiannual compounding periods before Summit receives the request, together with the interest accrued from the end of the last such semiannual period. Interest compounded prior to the last two semiannual compounding periods is payable only onthe maturity date stated above.

      ALTERNATIVE INSTALLMENT PAYMENTS OF PRINCIPAL AND INTEREST
      If so elected by the Person to whom this Certificate is originally issued, Summit promises, in lieu of the foregoing provisions for payment of principal and interest, to pay equal monthly installments of principal and interest, commencing thirty days from the issue date, until the maturity date, at which time the remaining principal amount, if any, together with all unpaid accrued interest, shall be paid. The amount of each monthly installment shall be the amount necessary to amortize the principal amount at the specified interest rate during the specified amortization term.

      PREPAYMENT ON DEATH
      In the event of a Certificateholder's death, any person entitled to receive some or all of the proceeds of this Certificate may elect to have his or her share of the principal and any unpaid interest prepaid in full in five consecutive equal monthly installments. Interest on the declining principal balance of that share will continue to accrue at the interest rate stated above. Any request for prepayment must be made in writing to Summit. The request must be accompanied by the Certificate and evidence, satisfactory to Summit, of the Certificateholder's death. Before Summit prepays the Certificate, it may require additional documents or other material it considers necessary to establish the Persons entitled to receive some or all of the proceeds of the Certificate. Metropolitan may also require proof of other facts relevant to its obligation to prepay the Certificate in the event of death.

      MISCELLANEOUS
      The provisions on the reverse are part of this Certificate.

      This Certificate is not entitled to any benefit under the Indenture nor is this Certificate valid or obligatory for any purpose unless the certificate of authentication below has been executed by the Trustee by manual signature.
      This Certificate is not insured by the United States government, the State of Idaho nor any agency thereof.
      In witness whereof, Summit has caused this Certificate to be duly executed under its corporate seal.

                               SUMMIT SECURITIES, INC.

Attest:_________________________          By:_______________________________
      Secretary or Assistant Secretary          Chairman of the Board,
      President or Vice President

                            CERTIFICATE OF AUTHENTICATION
                     This is one of the Certificates referred to
                          in the within-mentioned Indenture

                             WEST ONE BANK, IDAHO, N.A.
                                     as Trustee


                      By:_____________________________________
                                Authorized Signature

(reverse of Certificate)

      TRANSFER AND EXCHANGE
      Transfer and exchange of this Certificate are conditioned by certain provisions in the Indenture. To effect a transfer, the Holder must surrender this Certificate at Summit's office or agency in Coeur d'Alene, Idaho or such other place as may be designated by Summit. This Certificate must be duly endorsed or accompanied by a written instrument of transfer satisfactory to Summit. Upon transfer, one or more new Certificates of the same series of authorized denominations and for the same aggregate principal amount will be issued to the designated transferee or transferrers. Prior to due presentment for registration of transfer, Summit, the Trustee or any of their agents may treat any Person in whose name this Certificate is registered as the owner of this Certificate, regardless of notice to the contrary or whether this Certificate might be overdue.
      This Certificate is issuable only as a registered Certificate; it does not bear coupons. As provided in the Indenture, this Certificate is exchangeable for the other Certificates of the same series of authorized denominations with the same aggregate principal amount. To effect an exchange, the Holder must surrender this Certificate at Summit's office or agency in Coeur d' Alene, Idaho or such other place as may be designated by Summit. The Certificate must be duly endorsed or accompanied by a written instrument of exchange satisfactory to Summit.
      No service charge will be made for a transfer or exchange, but Summit may require payment of a sum sufficient to cover any governmental charge in connection with such transaction.

      AMENDMENT OF THE INDENTURE; WAIVER OF RIGHTS
      With certain exceptions, the Indenture may be amended, the obligations and rights of Summit may be modified and the rights of the Certificateholders may be modified by Summit at any time with the consent of the Holders of 66-2/3% in aggregate principal amount of the Certificates at the time Outstanding. The Indenture allows the Holders of specified percentages in aggregate principal amount of the Certificates of a particular series to waive compliance by Summit with certain indenture provisions and to waive past defaults and their consequences on behalf of all the Holders of Certificates of that series. Any such consent or waiver by the Holder of this Certificate will be binding upon that Holder. The consent or waiver will also be binding upon all future Holders of this Certificate and of any Certificate issued upon the transfer of, or in exchange for or in lieu of this Certificate, whether or not that consent or waiver is noted upon the Certificate.

      FAILURE TO PAY INTEREST OR INSTALLMENTS; EVENTS OF DEFAULT
      If interest or any installment of principal and interest is not punctually paid or duly provided for, it shall cease to be payable to the registered Holder of this Certificate on the applicable Regular Record Date. Instead, the Trustee will fix a Special Record Date for payment of the Defaulted Interest or installments. The Trustee will give the Certificateholders notice of the Special Record Date at lease 10 days prior to the Special Record Date. The Person in whose name this Certificate (or one or more Predecessor Certificates) is registered at the close of business on the Special Record Date will be entitled to payment of the Defaulted Interest or installment. If the Certificates are listed on a securities exchange, however, the

Defaulted Interest or installment may be paid at any time and in any lawful manner consistent with the requirements of the exchange.
      If an Event of Default occurs, the principal of all the Certificates may be declared due and payable as provided in the Indenture.

      FORM OF PAYMENT
      Payment of principal and interest will be made at the office or agency of Summit maintained for that purpose in Coeur d'Alene, Idaho or such other place as may be designated by Summit. Payment will be made in coin or currency of the United States of America that is legal tender for payment of public and private debts at the time of payment. At Summit's option, however, payment of interest may be made by check mailed to the Person entitled to the interest at that Person's address as it appears in the Certificate Register.

      BUSINESS DAYS
      Whenever any interest Payment Date, the Stated Maturity of this Certificate or any date on which any Defaulted Interest or installment is proposed to be paid is not a business day, the appropriate payment or compounding of interest or principal may be made on the next succeeding Business Day without accrual of additional interest.

      CERTAIN DEFINITIONS
      Summit is an Idaho corporation. The term "Summit" includes any successor corporation under the Indenture. The term "Trustee: includes any successor Trustee under the Indenture.