Form 10-Q
period 1994-03-31
SUMMIT SECURITIES INC /ID/
filed 1994-05-09
CIK 868016

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM                TO


     Commission file number 033-36775

                        SUMMIT SECURITIES, INC.
       (Exact name of registrant as specified in its charter)

         IDAHO                                82-0438135
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

W. 929 Sprague Avenue, Spokane, WA              99204
(Address of principal executive offices)      (Zip Code)

                         (509)838-3111
        (Registrant's telephone number, including area code)


           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years: (Not Applicable)

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /  No / /

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      20,000 SHARES - Common at April 30, 1994.

                       SUMMIT SECURITIES, INC.

                                INDEX

                                                      Page No.

Part I - Financial Information:

  Condensed Balance Sheets --
  March 31, 1994 (Unaudited)
  and September 30, 1993                                  4

  Condensed Statements of Operations--
  Three and Six Months Ended March 31,
  1994 and 1993 (Unaudited)                               5

  Condensed Statements of Cash Flows
  Six Months Ended March 31, 1994 and
  1993 (Unaudited)                                        6

  Notes to Condensed Financial Statements                 8

  Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                              9

Part II - Other Information                              11

                   PART I -  FINANCIAL INFORMATION

                       SUMMIT SECURITIES, INC.
                      CONDENSED BALANCE SHEETS

                                           March 31,    September 30,
                                             1994           1993
                                          (Unaudited)
ASSETS
  Cash and Cash Equivalents              $  4,326,082   $  3,594,472
  Real Estate Contracts and Mortgage
    Notes, Net of Unrealized Discounts
    and Allowance For Losses               25,084,908     19,527,225
  Real Estate Held For Sale                   296,895         60,816
  Deferred Costs                              599,768        524,376
  Advances to Parent and Affiliated
    Companies                                       -      1,710,743
  Other Assets                                 35,279         23,973
                                           ----------     ----------
    TOTAL ASSETS                         $ 30,342,932   $ 25,441,605
                                          ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
  Investment Certificates and Accrued
    Interest                             $ 25,483,017   $ 21,959,425
  Debt Payable                                 84,213         22,653
  Accounts Payable and Accrued Expenses        33,519         49,353
  Accrued Income Taxes Due Parent             268,150        222,150
  Advances From Parent and Affiliated
    Companies                               1,196,716              -
                                           ----------    -----------
TOTAL LIABILITIES                          27,065,615     22,253,581
                                           ----------    -----------
STOCKHOLDER'S EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  20,000 Shares Issued and Outstanding        200,000        200,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  None Issued and Outstanding                       -              -

  Additional Paid-In Capital                1,800,000      1,800,000
  Retained Earnings                         1,277,317      1,188,024
                                           ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                  3,277,317      3,188,024
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                 $ 30,342,932   $ 25,441,605
                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                    SUMMIT SECURITIES INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                             Three Months Ended             Six Months Ended
                                                  March 31,                     March 31
                                             1994           1993           1994          1993
REVENUES:
  Interest and Earned Discounts       $    728,502   $    615,038      $1,414,253   $1,095,738
  Realized Net Gains on Sales of
    Investment Securities                        -              -           4,252            -
  Realized Net Gains on Sales of
    Receivables                             36,494              -          36,494            -
  Real Estate Sales                         35,000        114,000          74,000      151,500
  Other Income                              15,667         11,045          29,820       21,128
                                         ---------      ---------       ---------    ---------
      TOTAL REVENUES                       815,663        740,083       1,558,819    1,268,366
                                         ---------      ---------       ---------    ---------

EXPENSES:
  Interest                                 602,250        435,710       1,175,271      819,735
  Cost of Real Estate Sold                  34,861        122,272          62,743      169,439
  Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                             38,104         59,482          49,731       56,637
  Operating Expenses                        68,546         41,088         134,571      121,117
                                         ---------      ---------       ---------    ---------
      TOTAL EXPENSES                       743,761        658,552       1,422,316    1,166,928
                                         ---------      ---------       ---------    ---------
Income Before Income Taxes                  71,902         81,531         136,503      101,438
Provision for Income Taxes                 (24,993)       (27,750)        (47,210)     (34,500)
                                         ---------      ---------       ---------    ---------
NET INCOME                            $     46,909   $     53,781      $   89,293   $   66,938
                                         =========      =========       =========    =========

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                               Six Months Ended
                                                   March 31,
                                             1994           1993
CASH PROVIDED BY OPERATING ACTIVITIES    $    983,977   $    445,373
                                           ----------     ----------
INVESTING ACTIVITIES:
Repayment of Advances to Parent
  and Affiliate Companies                   1,710,743              -
Principal Payments on Real Estate
  Contracts and Mortgage Notes              1,943,974      1,370,483
Purchase of Real Estate Contacts
  And Mortgage Notes                      (12,190,354)    (7,684,934)
Proceeds From Real Estate Sales                37,000         30,425
Additions to Real Estate Held                 (81,222)       (12,094)
Purchase of Investment Securities         (20,073,050)    (2,047,812)
Proceeds from Sale of Investment
   Securities                              20,077,343              -
Proceeds from Sale of Receivables           4,453,031              -
                                           ----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                   (4,122,535)    (8,343,932)
                                           ----------     ----------
FINANCING ACTIVITIES:
Proceeds From Sale of Investment
    Certificates                            4,234,607      4,729,078
Repayment of Investment Certificates       (1,319,143)      (820,588)
Repayment to Banks and Others                 (42,497)      (484,522)
Borrowings From Parent                      1,196,716        117,349
Debt Issuance Costs                          (199,515)      (130,564)
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            3,870,168      3,410,753
                                           ----------     ----------
NET INCREASE (DECREASE)IN CASH
    EQUIVALENTS                               731,610     (4,487,806)
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                               3,594,472      5,647,202
                                            ---------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                        $  4,326,082   $  1,159,396
                                           ==========     ==========
NON CASH INVESTING AND FINANCING
      ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction With Purchase of Real
    Estate Contracts and Mortgage Notes  $     40,119   $    235,374
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                          $    247,331   $    132,379
  Loans to Facilitate the Sale of
    Real Estate                          $     37,000   $    121,075
  Assumption of Other Debt Payable in
    Conjunction with Acquisition of
    Real Estate Held for Sale            $     63,650   $     14,255
Changes in Net Unrealized (Losses)
  Gains on Available-For-Sale
  Securities                             $          -   $     (9,755)

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994 and the results of operations and changes in cash flow for the three and six months ended March 31, 1994 and 1993. The results of operations for the three and six month period ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $826,000 at March 31, 1994 and $1,662,000 at September 30, 1993. Included in the amount for September 30, 1993 is approximately $680,000 of delinquent timeshare receivables purchased from an affiliate during 1993.
     The Company had a performance hold back of $600,000 to cover losses related to these delinquent receivables. The total outstanding timeshare receivables, both current and delinquent, backed by the performance holdback were approximately $5.5 million at September 30, 1993. On February 18, 1994, the Company sold the remaining timeshare receivables related to the holdback provisions at net book value to its parent company.

3. Summit Securities, Inc. is a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. The Company files consolidated federal income tax returns with its parent. The Company has allocated a current and deferred tax provision from Metropolitan as if the Company filed a separate tax return. Effective October 1, 1992, Metropolitan adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). There was no effect on the Company's financial statements of adopting SFAS No. 109. In prior years, Metropolitan and the Company accounted for income taxes as required by Accounting Principles Board Opinion No. 11.

4. Summit Securities, Inc. had no outstanding legal proceedings other than normal proceedings associated with receivable foreclosures.

5. Certain amounts in the prior years' condensed financial statements have been reclassified to conform with the current years' presentation.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

     As of March 31, 1994, the Company had cash or cash equivalents of over $4.3 million as compared to $7.5 million at December 31, 1993 and $3.6 million at September 30, 1993. These cash and cash equivalents are considered by management to be adequate to finance any required debt retirements or planned asset additions. At March 31, 1994, the real estate receivable portfolio totaled $25.1 million as compared to $18.6 million at December 31, 1993 and $19.5 million at September 30, 1993. Real estate held for sale, acquired through receivable foreclosures, totaled $297,000 at March 31, 1994 as compared to $120,000 at December 31, 1993 and $61,000 at September 30, 1993. Sales
of Investment Certificates generated approximately $2.9 million net cash flow during the six months ended March 31, 1994, while borrowings from its parent and repayment of advances by its parent added additional cash flow of approximately $2.9 million, sales of receivables, including timeshare receivables sold to its parent on February 18, 1994, added additional cash flow of approximately $4.5 million and approximately $1.9 million was collected on real estate receivables. The cash flows from these sources were used to invest approximately $12.2 million in real estate receivables during the six months ended March 31, 1994.

Results of Operations:

     Net income was $89,293 on revenues of $1,558,819 for the six months ended March 31, 1994. For the similar period in the prior year, the Company reported net income of $66,938 on revenues of $1,268,366. The increase in net income resulted primarily from: (1) gains realized on the sale of investment securities and receivables; (2) gains realized from the sale of foreclosed real estate in the current year's period as compared to losses in the prior year's period; which were partially offset by (3) a decrease in the spread between interest sensitive income and interest sensitive expense.

     For the six months ended March 3, 1994 the interest spread was $239,000, while in the prior year's period the spread was $276,000. This decrease was primarily the result of management's decision to sell approximately $4.6 million (face amount) of timeshare receivables to its parent on February 18, 1994. The Company is currently in the process of acquiring additional real estate receivable investments which should enable the Company to improve its interest spread.

     During the six months ended March 31, 1994, the Company realized gains on the sale of investment securities and receivables of $40,700 with no sales of either item being recorded in the prior year. Gains on the sale of foreclosed real estate of $11,300 was realized in the current year's six month period as compared to losses of $17,900 in the prior year.


New Accounting Rules:

     In May, 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No.114 requires that certain impaired loans by measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. The Company does not anticipate that the adoption of SFAS No.114 will have a material effect on the financial statements.

     Statement of Financial Accounting Standards No.106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No.112, "Employers' Accounting for Postretirement Benefits" are not applicable because the Company maintains no programs designed to provide employees with post-employment benefits.

                     PART II - OTHER INFORMATION



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT SECURITIES, INC.
                                    (Registrant)


                              /S/ C. PAUL SANDIFUR, JR.


Date    May 5, 1994           ____________________________________
                              C. Paul Sandifur, Jr., President



                              /S/ ALTON R. COGERT


Date    May 5, 1994           ________________________________________
                              Alton R. Cogert, Ass't Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer)



                              /S/ STEVEN CROOKS


Date    May 5, 1994           ____________________________________
                              Steven Crooks, Controller
                                 Metropolitan Mortgage & Securities
                                 Co., Inc.
                                 (Principal Accounting Officer)