Form 10-Q
period 1994-06-30
SUMMIT SECURITIES INC /ID/
filed 1994-08-15
CIK 868016

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
      20,000 SHARES - Common at July 31, 1994.

                       SUMMIT SECURITIES, INC.

                                INDEX

                                                      Page No.

Part I - Financial Information:

  Condensed Balance Sheets --
  June 30, 1994 (Unaudited)
  and September 30, 1993                                  4

  Condensed Statements of Operations--
  Three and Nine Months Ended June 30,
  1994 and 1993 (Unaudited)                               5

  Condensed Statements of Cash Flows
  Nine Months Ended June 30, 1994 and
  1993 (Unaudited)                                        6

  Notes to Condensed Financial Statements                 8

  Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations                                              9

Part II - Other Information                              11

                   PART I -  FINANCIAL INFORMATION

                       SUMMIT SECURITIES, INC.
                      CONDENSED BALANCE SHEETS

                                           June 30,     September 30,
                                             1994           1993
                                          (Unaudited)
ASSETS
  Cash and Cash Equivalents              $  1,475,086   $  3,594,472
  Real Estate Contracts and Mortgage
    Notes, Net of Unrealized Discounts
    and Allowance For Losses               25,808,491     19,527,225
  Real Estate Held For Sale                   386,100         60,816
  Deferred Costs                              664,976        524,376
  Advances to Parent and Affiliated
    Companies                               3,143,587      1,710,743
  Other Assets                                 24,446         23,973
                                           ----------     ----------
    TOTAL ASSETS                         $ 31,502,686   $ 25,441,605
                                          ===========    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
  Investment Certificates and Accrued
    Interest                             $ 27,590,109   $ 21,959,425
  Debt Payable                                 80,989         22,653
  Accounts Payable and Accrued Expenses        76,132         49,353
  Accrued Income Taxes Due Parent             317,075        222,150
  Advances From Parent and Affiliated
    Companies                                       -              -
                                           ----------    -----------
TOTAL LIABILITIES                          28,064,305     22,253,581
                                           ----------    -----------
STOCKHOLDER'S EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  20,000 Shares Issued and Outstanding        200,000        200,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  705 and -0- Shares Issued and
  Outstanding
  (Liquidation Preference $70,520 and
   $-0-, Respectively)                          7,052              -
  Additional Paid-In Capital                1,859,773      1,800,000
  Retained Earnings                         1,371,556      1,188,024
                                           ----------     ----------
TOTAL STOCKHOLDER'S EQUITY                  3,438,381      3,188,024
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDER'S
  EQUITY                                 $ 31,502,686   $ 25,441,605
                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                    SUMMIT SECURITIES INC.
                              CONDENSED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                             Three Months Ended            Nine Months Ended
                                                  June 30,                      June 30
                                             1994           1993           1994          1993
REVENUES:
  Interest and Earned Discounts       $    897,902   $    707,297      $2,312,155   $1,803,035
  Realized Net Gains on Sales of
    Investment Securities                        -          4,724           4,252        4,724
  Realized Net Gains on Sales of
    Receivables                                  -              -          36,494            -
  Real Estate Sales                         14,000              -          88,000      151,500
  Other Income                              14,034         10,083          43,854       31,211
                                         ---------      ---------       ---------    ---------
      TOTAL REVENUES                       925,936        722,104       2,484,755    1,990,470
                                         ---------      ---------       ---------    ---------

EXPENSES:
  Interest                                 662,203        461,177       1,837,474    1,280,912
  Cost of Real Estate Sold                  13,530            309          76,273      169,748
  Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                             49,912         37,118          99,643       93,755
  Operating Expenses                        53,898         54,159         188,469      175,276
                                         ---------      ---------       ---------    ---------
      TOTAL EXPENSES                       779,543        552,763       2,201,859    1,719,691
                                         ---------      ---------       ---------    ---------
Income Before Income Taxes                 146,393        169,341         282,896      270,779
Provision for Income Taxes                 (51,622)       (57,600)        (98,832)     (92,100)
                                         ---------      ---------       ---------    ---------
NET INCOME                            $     94,771   $    111,741      $  184,064   $  178,679
                                         =========      =========       =========    =========

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                               Nine Months Ended
                                                   June 30,
                                             1994           1993
CASH PROVIDED BY OPERATING ACTIVITIES    $  1,502,352   $    622,201
                                           ----------     ----------
INVESTING ACTIVITIES:
Proceeds from Advances from Parent
  and Affiliate Companies                  (1,432,844)             -
Principal Payments on Real Estate
  Contracts and Mortgage Notes              2,326,057      2,279,494
Purchase of Real Estate Contacts
  And Mortgage Notes                      (15,581,464)   (13,810,941)
Proceeds From Real Estate Sales                 6,200         30,425
Additions to Real Estate Held                 (82,753)       (12,403)
Purchase of Investment Securities         (20,073,050)    (2,047,812)
Proceeds from Sale of Investment
   Securities                              20,077,343      2,052,187
Proceeds from Sale of Receivables           6,711,624              -
                                           ----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                   (8,048,887)   (11,509,050)
                                           ----------     ----------
FINANCING ACTIVITIES:
Proceeds From Sale of Investment
    Certificates                            6,799,446      6,337,329
Repayment of Investment Certificates       (2,051,190)    (1,739,268)
Repayment to Banks and Others                 (45,718)      (870,980)
Borrowings From Parent                              -      2,712,816
Debt Issuance Costs                          (341,482)      (220,869)
Issuance of Preferred Stock                    66,825              -
Cash Dividends                                   (732)             -
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            4,427,149      6,219,028
                                           ----------     ----------
NET INCREASE (DECREASE)IN CASH
    EQUIVALENTS                            (2,119,386)    (4,667,821)
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                               3,594,472      5,647,202
                                            ---------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                        $  1,475,086   $    979,381
                                           ==========     ==========
NON CASH INVESTING AND FINANCING
      ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction With Purchase of Real
    Estate Contracts and Mortgage Notes  $     40,119   $    235,374
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                          $    363,447   $    209,000
  Loans to Facilitate the Sale of
    Real Estate                          $     81,800   $    121,075
  Assumption of Other Debt Payable in
    Conjunction with Acquisition of
    Real Estate Held for Sale            $     63,650   $     14,255
Changes in Net Unrealized (Losses)
  Gains on Available-For-Sale
  Securities                             $          -   $          -

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994 and the results of operations and changes in cash flow for the three and nine months ended June 30, 1994 and 1993. The results of operations for the three and nine month period ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $947,000 at June 30, 1994 and $1,662,000 at September 30, 1993. Included in the amount for September 30, 1993 is approximately $680,000 of delinquent timeshare receivables purchased from an affiliate during 1993.
     The Company had a performance hold back of $600,000 to cover losses related to these delinquent receivables. The total outstanding timeshare receivables, both current and delinquent, backed by the performance holdback were approximately $5.5 million at September 30, 1993. On February 18, 1994, the Company sold the remaining timeshare receivables related to the holdback provisions at net book value to its parent company.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Financial Condition:

     As of June 30, 1994, the Company had cash or cash equivalents of approximately $1.5 million as compared to $4.3 million at March 31, 1994, $7.5 million at December 31, 1993 and $3.6 million at September 30, 1993. These cash and cash equivalents are considered by management to be adequate to finance any required debt retirements or planned asset additions. At June 30, 1994, the real estate receivable portfolio totaled $25.8 million as compared to $25.1 million at March 31, 1994, $18.6 million at December 31, 1993 and $19.5 million at September 30, 1993. Real estate held for sale, acquired through receivable foreclosures, total $386,100 at June 30, 1994 as compared to $297,000 at March 31, 1993, $120,000 at December 31, 1993 and $61,000
at September 30, 1993. Sales of Investment Certificates and Preferred Stock generated approximately $4.8 million net cash flow during the nine months ended June 30, 1994, while sales of receivables, including timeshare receivables sold to its parent on February 18, 1994 and real estate receivables sold to an affiliate on June 6, 1994, added additional cash flow of approximately $6.7 million and approximately $2.3 million additional principal payments were collected on real estate receivables during the period. The cash flows from these sources were used to invest approximately $15.6 million in real estate receivables during the nine months ended June 30, 1994.

Results of Operations:

     Net income was $184,064 on revenues of $2,484,755 for the nine months ended June 30, 1994. For the similar period in the prior year, the Company reported net income of $178,679 on revenues of $1,990,470. The small increase in net income resulted primarily from: (1) gains realized on the sale of investment securities and receivables; (2) gains realized from the sale of foreclosed real estate in the current year's period as compared to losses in the prior year's period; which were almost totally offset by (3) a decrease in the spread between interest sensitive income and interest sensitive expense.

     For the nine months ended June 30, 1994, the interest spread was $475,000 while in the prior year's period the spread was $522,000. The decrease was primarily the result of management's decision to sell approximately $4.6 million (face amount) of timeshare receivables to its parent on February 18, 1994 and $2.4 million (face amount) or real estate receivables to an affiliate on June 6, 1994. The Company is currently in the process of acquiring additional real estate receivable investments which should enable the Company to improve its interest spread. In addition to the approximate $1.5 million in cash and cash equivalents at June 30, 1994, the Company had approximately $3.1 million in advances to its parent or affiliates which will be reinvested in real estate receivables as the receivables become available for purchase.

     During the nine months ended June 30, 1994, the Company realized gains on the sale of investment securities and receivables of $40,700 with $4,700 from the sale of investment securities being realized in the prior year. Gains in the sale of foreclosed real estate of $11,700 was realized in the current year's nine month period as compared to losses of $18,200 in the prior year's similar period.

New Accounting Rules:

     In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS NO.114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. The Company does not anticipate that the adoption of SFAS No.114 will have a material effect on the financial statements.

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

                                    SUMMIT SECURITIES, INC.
                                    (Registrant)


                              /S/ C. PAUL SANDIFUR, JR.


Date                          ____________________________________
                              C. Paul Sandifur, Jr., President



                              /S/ ERNEST JURDANA


Date                          ________________________________________
                              Ernest Jurdana
                                 Chief Financial Officer
                                 Metropolitan Mortgage & Securities
                                 Co., Inc.





                              /S/ STEVEN CROOKS


Date                          ____________________________________
                              Steven Crooks, Controller
                                 (Principal Accounting Officer)