Form 10-K
period 1994-09-30
SUMMIT SECURITIES INC /ID/
filed 1995-01-13
CIK 868016

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended September 30, 1994.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994
      Single Class: 10,000

Documents incorporated by reference:  None.

                                       PART I

Item 1.     Business

GENERAL

Summit Securities, Inc. (Summit) is engaged in the business of investing in Receivables through funds provided by Receivable investment proceeds, certificate sales, and preferred stock sales. Summit's goal is to achieve a positive spread between the return on its Receivable investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation.

Summit was originally organized as a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc., a Washington corporation (Metropolitan). On September 9, 1994, Summit, Metropolitan and C. Paul Sandifur, Jr. completed a sale of the common stock of Summit to National Summit Corporation. National Summit Corporation is a holding company wholly owned by C. Paul Sandifur Jr. Mr. Sandifur holds effective control over Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit, through Metropolitan. Following the sale, Mr. Sandifur holds effective control of Summit through National Summit Corporation. Prior to the sale, the officers and directors of Summit were also officers or directors of Metropolitan and/or its affiliates. Contemporaneously with the sale, the officers and directors resigned and new officers and directors were elected. The newly elected officers and directors are employees of Metropolitan, but not officers or directors of Metropolitan or any of its subsidiaries. There are no plans to make any material changes in the business, operations or administration of Summit as a result of the sale. See "CERTAIN TRANSACTIONS".

Summit has reached an agreement with Metropolitan whereby effective January 31, 1995, Summit will acquire Metropolitan Investment Securities, Inc. (MIS) from Metropolitan. MIS is the broker/dealer for this offering and the offering of Metropolitan's securities. MIS had total assets and stockholder's equity of $380,000 and $283,000 respectively, at September 30, 1994. Also, effective January 31, 1995, Summit Property Development, Inc. (a subsidiary of Summit) will commence real estate development activities previously performed by Metropolitan. Additionally, Summit is currently negotiating the purchase of Old Standard Life Insurance Company (Old Standard) from Metropolitan. Old Standard is a wholly-owned subsidiary of Metropolitan. Old Standard had total assets and stockholder's equity of $47 million and $2.5 million, respectively at September 30, 1994. See "CERTAIN TRANSACTIONS".

MANAGEMENT

As of September 30, 1994, Summit's personnel consisted of its officers and directors, See "MANAGEMENT", an accountant and an attorney. Each of those individuals is also employed by Metropolitan. It is anticipated that they will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred shareholders and its duties under the Indenture pursuant to which it issues Investment Certificates and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional employees are expected to be necessary or hired during the foreseeable future.

Metropolitan provides management, Receivable acquisition and Receivable collection services for a fee to Summit pursuant to the terms of a Management Acquisition and Servicing Agreement. The Receivable acquisition fees are based upon a yield requirement established by Summit. Summit pays as its Receivable acquisition service fee the difference between the yield requirement and the yield which Metropolitan actually negotiates when the Receivable is acquired. In 1994, Summit paid total service fees to Metropolitan of $497,132. Management believes that the terms and conditions of the agreements with Metropolitan are at least as favorable to Summit as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

RECEIVABLE INVESTMENTS

      The Receivables consist primarily of notes secured by real estate mortgages, deeds of trust and conditional real estate sales contracts. To a lesser extent, Summit also acquires other types of Receivables, including but not limited to annuities and lottery prizes. All such Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, the Receivables will be purchased at a discount from their face amount. See "BUSINESS
- -Yield and Discount Considerations".

      Summit's investments in Receivables are financed primarily by the cash flow from Receivables, the sale of Certificates, and the sale of Preferred Stock.

Sources of Receivables

      Summit acquires its Receivables through the services of Metropolitan. See "BUSINESS-Management". Metropolitan acquires approximately 80% of the Receivables through independent brokers located throughout the country. These brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable. These independent brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation by Metropolitan. It is the opinion of management that its responsiveness to the independent Receivable brokers, and to Receivable sellers has been a key to Metropolitan's ability to attract and purchase quality Receivables at acceptable yields.

      Metropolitan is also approached directly by prospective Receivable sellers. These direct contacts are generally the result of a referral or a previous business contact. Metropolitan also negotiates the acquisition of portfolios of Receivables from banks, savings and loan associations, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation. Summit has acquired Receivables from such sources through Metropolitan.

Yield and Discount Considerations

      Summit's management establishes Summit's yield requirements based upon its cost of funds, and market conditions. Summit's yield requirements are provided to Metropolitan, which negotiates Receivable purchases at prices calculated to provide a desired yield. Often this results in a purchase price less than the Receivable's unpaid balance. The difference between the unpaid balance and the purchase price is the "discount." The amount of the discount will vary in any given transaction depending upon Summit's yield requirements at the time of the purchase and the terms and nature of the Receivable. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See Also "BUSINESS-RECEIVABLE INVESTMENTS-Underwriting"

      For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method over the remaining contractual term of the contract. For Receivables which were acquired after September 30, 1992, these net purchase discounts are amortized on an individual contract basis using the level yield method over the contractual remaining life of the contract. For those Receivables acquired before October 1, 1992, these net purchase discounts were pooled by the fiscal year of purchase and by similar contract types, and amortized on a pool basis using the level yield method over the expected remaining life of the pool. For these older Receivables, the amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year on scheduled balances, which is consistent with Summit's prior experience with similar loans and Summit's expectations.

      Summit's management establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (9% for fiscal 1994). During fiscal 1994, Summit's average initial yield requirement was 11%-14%. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

      A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments in cases of delinquencies where the payor appears able to resolve the delinquency. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount.

Underwriting

      The review of the Receivables (underwriting) is performed for Summit by Metropolitan. When Metropolitan is offered a Receivable, an initial study of the terms of the Receivable, including any associated documents, is performed by Metropolitan's underwriting and closing staff. If the Receivable appears acceptable, the purchase price for the Receivable is calculated based on Summit's yield requirements at that time. If the broker and/or seller accepts the proposed purchase price, a written agreement to purchase is executed, subject to Metropolitan's full underwriting review. Metropolitan also negotiates the purchases of "partial" interests in Receivables. Partial purchases are purchases of the right to receive a portion of the Receivable's balance, and where the seller's right to the unsold portion of the Receivable is subordinated to the interest of Summit. These "partials" generally result in a reduced level of investment risk to the purchaser than if the entire Receivable cash flow is purchased.

      The underwriting guidelines adopted by Summit for Receivables secured by real estate include a requirement that the ratio of Summit's investment in a Receivable compared to the appraised value of the property which secures the Receivable may not exceed 75% on Receivables secured by single family residences; and that the ratio of the investment to the property's appraised value may not exceed 70% on Receivables secured by other types of improved property; and 55% on
unimproved raw land.   These more stringent than conventional
investment to collateral ratios provide higher than conventional levels of collateral to protect Summit's investment in the event of a default on a Receivable.

      For each Receivable secured by real estate, a current market value appraisal of the real estate providing security is obtained. These appraisals are obtained through licensed independent appraisers or through one of Metropolitan's licensed staff appraisers. These appraisals are based on drive-by and comparative sales analysis. Each independent appraisal is also subject to review by a staff appraiser.

      Additionally, every proposed investment in a Receivable secured by real estate is evaluated by Metropolitan's demography department utilizing computerized data which identifies local trends in property values, personal income, population and other social and economic indicators. Other underwriting functions related to Receivables secured by real estate may include obtaining and evaluating credit reports on the Receivable payors; evaluation of the potential for environmental risks; verifying payment histories and current payment status; and obtaining title reports to verify the record status of the Receivable and other matters of record.

      Summit also acquires Receivables from Metropolitan which are not secured by real estate, such as annuities and lottery prizes. The annuities often arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money payable over a period of time. In the case of such settlement annuity purchases, the underwriting guidelines of Summit generally require that Metropolitan review the settlement agreement. In the case of all annuity purchases, Summit's underwriting guidelines generally require that Metropolitan review the annuity policy, related documents, the credit rating of the payor (generally an insurance company), determination of the existence of any state insurance fund designed to protect annuity holders, and the review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by the underwriting committee in each circumstance. In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize, and a review of the credit rating of the insurance
company, or other entity, making the lottery prize payments.    Where
the lottery prize is from a state run lottery, the underwriting guidelines generally include a determination of whether the prize is backed by the general credit of the state, and confirmation with the respective lottery commission of the prize winners right to sell the prize, and acknowledgment from the lottery commission of their notice of the sale. In many states, in order to sell a state lottery prize, the winner must obtain a court order permitting the sale. In those states, Summit requires a certified copy of the court order.

      Receivable investments which are identified for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of five attorneys. All Receivable purchases which involve investments greater than $150,000 ($100,000 if the real property collateral is not an owner-occupied single family residence) are submitted to an additional special risk evaluation committee, and are subject to legal department review. In addition, transactions involving investments of more than $500,000 are subject to approval by Summit's Board of Directors.

      Upon completion of the underwriting process and the approval of the investment, appropriate closing and transfer documents are executed by the seller and/or broker, and the transaction is funded.

      Management believes that the underwriting functions that are employed in its Receivable investment activity are as thorough as reasonably possible considering the nature of this business. Summit's acquisition of Receivables secured by real estate should be distinguished from the conventional mortgage lending business which involves substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan.

Current Mix of Receivable Investment Holdings

      Summit's investments in Receivables are secured by first or second liens primarily on single family residential property. Summit believes that these Receivables present lower credit risks than a portfolio of mortgages secured by commercial property or raw land, and that much of the risk in the portfolio is dissipated by the large numbers of relatively small individual Receivables and their geographic dispersion.

      The following table presents information about Summit's investments in Receivables as of September 30, 1994 and 1993:

                                           1994             1993
Face value of discounted
   receivables                         $21,931,395      $14,416,037

Face value of originated
   and non-discounted
   receivables                           6,473,183        6,285,706

Unrealized discounts,
   net of amortized
   acquisition costs                    (1,337,365)      (1,076,488)

Allowance for losses                      (250,572)         (96,654)

Performance Holdback on
   Receivable Purchase                          --         (600,000)

Accrued interest
   receivable                              466,350          598,624
                                       -----------      -----------
Carrying value                         $27,282,991      $19,527,225
                                       ===========      ===========

      As of September 30, 1994, approximately 77% of Summit's investments in Receivables are in first lien position Receivables with the balance in second lien positions. The Receivables are secured by residential, business and commercial properties with residential properties securing approximately 84% of such investments as of September 30, 1994. The Receivables acquired by Summit are primarily generated by private individuals or businesses and are therefore not government insured loans.

      During fiscal 1993, Summit purchased, from an affiliate of Metropolitan, approximately $6.0 million of timeshare Receivables, of which approximately $5.5 million were outstanding at September 30, 1993. These Receivables were originated by an affiliate of Metropolitan in connection with sales of its timeshare resort condominiums in Hawaii. These Receivables had an approximate contractual interest rate of 13% and were purchased at par (eg. at the amount of their outstanding principal balance). In conjunction with the purchase, Summit withheld a 10% performance holdback of $600,000 to cover any realized losses from these Receivables. The holdback was maintained at a balance of approximately 10% of the outstanding timeshare Receivables and was released as principal was paid down. At September 30, 1993, Summit held approximately $680,000 of delinquent timeshare contracts purchased from the affiliate. Summit believes that the performance holdback of $600,000 was adequate to cover any losses related to these certain timeshare Receivables. At September 30, 1993, timeshare Receivables represented approximately 27% of the total outstanding principal for Receivables owned by Summit. These timeshare receivables were sold to Metropolitan at par on February 18, 1994.

      Summit's receivable investments at September 30, 1994 were secured by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:


                  Arizona . . . . . .       6%
                  California  . . . .      11%
                  Oregon  . . . . . .       5%
                  Texas . . . . . . .      20%
                  Washington  . . . .      10%
                  Florida . . . . . .       3%
                  Georgia . . . . . .       4%
                  North Carolina. . .       3%
                  South Carolina. . .       3%

                                              SUMMIT SECURITIES, INC.
                                        RECEIVABLES SECURED BY REAL ESTATE
                                                September 30, 1994

Less than 1% of the contracts are subject to variable interest rates.  Interest rates range from
0% to 20% with rates principally (87% of face value) within the range of 7% to 12%.  The following table breaks down Summit's Receivable portfolio by type, size and lien position.

                              Number                                   Carrying         Delinquent    Number of
                                of        Interest      Maturity       Amount of         Principal   Delinquent
Description                 Receivables     Rates         Dates       Receivables         Amount     Receivables
                            ----------    --------      --------      -----------       ----------   -----------
RESIDENTIAL                              Principally
First Mortgage > $75,000          46         7%-12%     1994-2024      $5,069,495        $331,928          3
First Mortgage > $40,000         122         7%-12%     1994-2024       6,554,375         303,003          5
First Mortgage < $40,000         338         9%-14%     1994-2023       7,190,121         250,572         33
Second or Lower> $75,000           4         8%-12%     1996-2014         405,950              --         --
Second or Lower> $40,000          23         7%-11%     1994-2020       1,240,937         155,577          3
Second or Lower< $40,000         155         9%-12%     1994-2024       3,387,961          43,920          2

COMMERCIAL
First Mortgage > $75,000           6         9%-11%     1998-2009         544,561              --         --
First Mortgage > $40,000          19         9%-10%     1995-2003       1,078,666              --         --
First Mortgage < $40,000          21         8%-10%     1995-2004         427,103              --         --
Second or Lower> $75,000           2         8%-10%     1999-2005         192,254              --         --
Second or Lower> $40,000           6         9%-11%     1997-2009         341,703              --         --
Second or Lower< $40,000          12         9%-11%     1996-2015         296,589              --         --

FARM, LAND AND OTHER
First Mortgage > $75,000           1            12%          1995         495,405              --         --
First Mortgage > $40,000           2         7%-10%     2004-2014         101,366              --         --
First Mortgage < $40,000          26         9%-12%     1995-2010         475,705              --         --
Second or Lower> $75,000           1             0%          1994         245,279              --         --
Second or Lower> $40,000           4         5%-12%     1998-2007         239,751              --         --
Second or Lower< $40,000           7        10%-12%     1996-2014         117,357              --         --

Unrealized discounts, net
of unamortized acquisition
costs, on receivables
purchased at a discount                                                (1,337,365)

Accrued Interest Receivable                                               466,350

Allowance for Losses                                                     (250,572)
                                                                      -----------    ------------
TOTAL                                                               $  27,282,991     $ 1,085,000
                                                                      ===========    ============

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                         Residential        Commercial     Farm, Land, Other       Total
                                          Principal          Principal         Principal         Principal
                                         -----------        -----------      -------------      -----------
October 1994 - September 1997           $ 2,324,000        $  721,000        $  777,000        $ 3,822,000
October 1997 - September 1999             2,425,000           816,000            92,000          3,333,000
October 1999 - September 2001             1,470,000           374,000           220,000          2,064,000
October 2001 - September 2004             2,220,000           362,000           109,000          2,691,000
October 2004 - September 2009             3,290,000           580,000           300,000          4,170,000
October 2009 - September 2014             2,744,000                --           176,863          2,920,863
October 2014 - Thereafter                 9,375,839            27,876                --          9,403,715
                                         ----------        ----------        ----------         ----------
                                        $23,848,839        $2,880,876        $1,674,863        $28,404,578
                                         ==========        ==========        ==========         ==========

      Summit held 795 Receivables as of September 30, 1994. The average stated interest rate (weighted by principal balances) on Receivables held by Summit on that date was approximately 10%. See Note 2, to Consolidated Financial Statements.

Delinquency Experience & Collection Procedures

      The principal amount of Receivables held by Summit (as a percentage of the total outstanding principal amount of Receivables) which was in arrears for more than ninety days at September 30, 1994 was 3.8% compared to 8.0% and 4.2% at September 30, 1993 and 1992, respectively. The decrease in 1994 is attributable to the sale of the timeshare receivables to Metropolitan and improved collection efforts. The increase in the amount for September 30, 1993 includes approximately $680,000 of timeshare contracts purchased from an affiliate. Without the effect of the delinquent timeshare receivables, the 1993 delinquency rate would have been 6.5%. Because Receivables purchased by Summit are typically not of the same quality as mortgages that are subsequently securitized and sold in the secondary market with government guarantees, higher delinquency rates are expected. However, because these Receivables are purchased at a discount, losses on sales after repossession are generally lower than might otherwise be expected given these higher delinquency rates.

      Receivable collection services are performed for Summit by Metropolitan, pursuant to the following guidelines. When a Receivable becomes delinquent, the payor is initially contacted by telephone (generally on the 17th day following the payment due date). If the default is not promptly cured (generally within three to six days after the initial call), then additional collection activity, including written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, then the account is referred to a committee who analyzes the basis for default, the economics of the situation and the potential for environmental risks. When appropriate, a phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing security for the Receivable. Collection activity may also involve the initiation of legal proceedings against the payor of the Receivable payments. Such legal proceedings, when necessary are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, then attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the receivable balance, as a condition of reinstatement.

Allowance for Losses on Real Estate Assets

      Summit establishes an allowance for losses on Receivables and repossessed real estate based on an evaluation of delinquent Receivables and appraisals for real estate held. During 1992, Summit adopted an appraisal policy to require annual appraisals on properties securing delinquent receivables when the Receivable balances exceed a threshold equal to 1/2% of total assets of Summit. Biannual appraisals are required on all other delinquent Receivables with balances in excess of $50,000. The allowance for losses was .9%, .5% and .5% of the face value of Receivables at September 30, 1994, 1993 and 1992, respectively.

Properties

      Summit owns various repossessed properties held for sale. At September 30, 1994, eight properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $453,000 were held.

Method of Financing

      Summit's continued growth is expected to depend on its ability to market its securities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its Investment Certificates and Preferred Stock. Such funds may be supplemented by short term bank financing and borrowing from affiliates. As of the date of this document, Summit had not established any formal lines of credit with banks or other lending institutions.

      The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of Summit which are in addition to the needs of Metropolitan.

Competition

      Summit's ability to compete for Receivable investments is currently dependent upon Metropolitan. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. The largest single competitors are subsidiaries of much larger companies such as Associates First Capital Corporation, a subsidiary of Ford Motor Company, while the largest number of competitors are a multitude of individual investors. The primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed.
Competitive advantages enjoyed by Summit include access to Metropolitan's branch office system which allows it access to markets throughout the country; its ability to purchase long-term Receivables; availability of funds; and its in-house capabilities for processing and funding transactions. Competitive disadvantages include the length of time required to process and fund approved transactions (up to thirty days); an investment policy which excludes purchases of Receivables which involve discounts of less than $2,500; and relatively high yield requirements.

MANAGEMENT

Directors and Executive Officers
(As of December 31, 1994)

      Name                     Age           Position

John Trimble                   64            President/Director
J. Evelyn Sandifur             81            Vice President/Director
Philip Sandifur                23            Vice President/Director
Tom Turner                     44            Secretary/Treasurer/Director
Ernest Jurdana                 50            Chief Financial Officer

       John Trimble was elected President on September 28, 1994. He has been an employee of Metropolitan since 1980. From 1980-1985 he served as a loan officer for Metropolitan. From 1985-1994, he was an officer of Metropolitan. From 1985, to the present, he has been a member of the Receivable Evaluation Committee.

       J. Evelyn Sandifur is the wife of C. Paul Sandifur Sr., founder of Metropolitan Mortgage & Securities Co., Inc, and mother of C. Paul Sandifur Jr., who is the controlling shareholder of Metropolitan, and also the controlling shareholder of the parent company of Summit, National Summit Corp. She is not active in the day to day operations of Summit except to the extent necessary to carry out duties as Vice President and Director.

       Philip Sandifur is the son of C. Paul Sandifur Jr., who is the sole controlling shareholder of National Summit Corp., the parent company of Summit Securities and also the controlling shareholder of Metropolitan Mortgage & Securities Co., Inc. Philip graduated in 1993 from Santa Clara University receiving a BA in Business. He is not active in the day to day operations of Summit except to the extent necessary to carry out his duties as Vice President and Director.

       Tom Turner was elected Secretary/Treasurer of Summit on September 28, 1994. He has been an employee of Metropolitan since 1985, as a financial analyst. From 1983-1985, Mr. Turner was employed by Olsten Temporary Services. Prior to 1983, Mr. Turner was self-employed, principally doing business in the real estate industry.

       Ernest Jurdana joined Metropolitan as Chief Financial Officer in June of 1994. Since that date he has also been the Chief Financial Officer for Summit. From 1990 to June 1994 he was Senior Vice President and Chief Financial Officer for Continental Savings of America. Prior to that time, he was Senior Vice President for Financial Management with Washington Mutual Savings Bank where he served in various accounting and financial positions from 1966. He received a MBA designation from City University, and was licensed as a Certified Public Accountant in 1986.

       The directors of Summit are elected for one-year terms at annual shareholder meetings. The officers of Summit serve at the direction of the Board of Directors.

       Summit's officers and directors will continue to hold their respective positions with Metropolitan and do not anticipate that their responsibilities with Summit will involve a significant amount of time. They will, however, devote such time to the business and affairs of Summit as may be necessary for the proper discharge of their duties.

                               EXECUTIVE COMPENSATION

       The officers and directors do not receive any compensation for services rendered on behalf of Summit but they are entitled to reimbursement for any expenses incurred in the performance of such services. Such expenses include only items such as travel expense incurred for attendance at corporate meetings or other business. No such expenses have been incurred to date.

                                   INDEMNIFICATION

       Summit's Articles of Incorporation provide for indemnification of Summit's directors, officers and employees for expenses and other amounts reasonably required to be paid in connection with any civil or criminal proceedings brought against such persons by reason of their service of or position with Summit unless it is adjudged in such proceedings that the person or persons are liable due to willful malfeasance, bad faith, gross negligence or reckless disregard of his duties in the conduct of his office. Such right of indemnification is not exclusive of any other rights that may be provided by contract of other agreement or provision of law.

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to Summit's officers, directors or controlling persons pursuant to the foregoing provisions, Summit has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

                               PRINCIPAL SHAREHOLDERS

       The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting stock as of September 30, 1994.

                                   SHARES OF
NAME AND ADDRESS                 COMMON STOCK        % OF CLASS
National Summit Corp.               10,000                100%
W. 929 Sprague Ave.,
Spokane, Washington

National Summit Corp. is wholly-owned by C. Paul Sandifur, Jr.

CERTAIN TRANSACTIONS

      Summit was originally organized as a wholly-owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan which consisted of 100% of the outstanding common stock of Summit. Contemporaneously with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp., a Delaware Corporation, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million dollars. Following this sale, Metropolitan will continue to provide, for a fee, principally all the management services to Summit. See "BUSINESS-RECEIVABLE INVESTMENTS."

      Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur holds effective control of Summit through National Summit.

      Prior to the sale, the officers and directors of Summit, were also officers or directors of Metropolitan and/or its affiliates.
Contemporaneously with the sale, the officers and directors resigned and new officers and directors were elected. The newly elected officers and directors are employees of Metropolitan but not officers or directors of Metropolitan or any of its subsidiaries.

      Summit considered the sale to be in its best interest due to regulatory considerations and other business considerations. The regulatory considerations include the impact of regulations imposed upon Metropolitan by its state of domicile. In the opinion of management, these regulations penalized Summit in its prior corporate structure.

      On December 15, 1994, Metropolitan and Summit entered into an understanding that on January 31, 1995 Metropolitan Investment Securities (MIS) will be sold to Summit. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. It is not anticipated that this sale will
materially affect the business of MIS or Summit.   Also on December 15,
1994, Metropolitan and Summit entered into an understanding that on January 31, 1995, Metropolitan will discontinue its property development division, which consists of a group of employees experienced in real estate development. On the same date, Summit will commence the operation of a property development division employing those same individuals who had previously been employed by Metropolitan. Summit Property Development Corporation is negotiating an agreement with Metropolitan to provide property development services to Metropolitan. See "BUSINESS"

      Metropolitan Investment Securities, Inc. (MIS) is a securities broker-dealer which is wholly-owned by Metropolitan. MIS is currently the exclusive selling agent for securities issued by Metropolitan and Summit. Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions ranging from .25% to 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1994, Summit paid or accrued commissions to MIS in the amount of $299,748 upon the sale of $10,539,684 of Certificates and commissions of $7,552 upon the sale of $149,512 of preferred stock. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's Certificates.

      Transactions between Metropolitan and Summit take place in the normal course of Summit's business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services and similar matters. Receivable acquisition and servicing agreements have been entered into between Summit and Metropolitan and are summarized under "Business". See also
Note 9, to Consolidated Financial Statements, for additional information. Summit believes that such transactions are and will continue to be made on terms at least as favorable as could be obtained from non-affiliated parties.

      Summit is currently negotiating the purchase of Old Standard Life Insurance (Old Standard) from Metropolitan. Old Standard is engaged in the sale of annuities and life insurance. It is currently anticipated that this proposed purchase may occur during the first quarter of calendar 1995.

Item 2.     Properties

      See Item 1.

Item 3.     Legal Proceedings.

            There are no material legal proceedings or actions pending or threatened against Summit or to which its property is subject.

Item 4.     Submission of Matters to a vote of Security Holders.

      None

                                       PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.

      (a) There is no market for the registrant's common stock

      (b) There was one Common Stockholder at September 30, 1994

      (c) See "Item 6. Selected Financial Data."

Item 6.     Selected Financial Data


      The financial data shown below as of September 30, 1994 and 1993 and for the years ended
September 30, 1994, 1993 and 1992 have been derived from, and should be read in conjunction with,
Summit's consolidated financial statements and related notes appearing elsewhere herein. The financial data shown as of September 30, 1992 and 1991 and for the years ended September 30, 1991 and the period July 25, 1990 (date of incorporation) through September 30, 1990  have been derived from audited financial statements which are not included herein.  The financial statements as of and for the years ended September 30, 1994 and 1993 have been audited by Coopers
& Lybrand L.L.P.  The financial statements as of and for the years ended September 30, 1992, and
1991 and for the period July 25, 1990 (date of incorporation) through September 30, 1990, have been audited by BDO Seidman.

                                                                                                           July 25, 1990
                                                                                                             (Date of
                                 Year Ended               Year Ended     Year Ended       Year Ended      Incorporation)
                                September 30,            September 30,  September 30,   September, 30         Through
                                                                                                           September 30,
                                    1994                     1993           1992            1991               1990
INCOME STATEMENT
DATA:

Revenues                             $3,395,252          $ 2,815,624      $ 2,435,843     $1,026,405        $    8,229
                                     ==========           ==========       ==========     ==========      ============
Income before
  extraordinary item                 $  264,879          $   283,107      $   611,595     $  238,205        $    5,345
Extraordinary item (1)                       --                   --           49,772             --                --
                                     ----------           ----------       ----------     ----------      ------------
Net Income                              264,879              283,107          661,367        238,205             5,345
Preferred Stock Dividends                (2,930)                  --               --             --                --
                                     ----------           ----------       ----------     ----------      ------------
Income Applicable to Common
Stockholders                         $  261,949          $   283,107      $   661,367     $  238,205        $    5,345
                                     ==========           ==========       ==========     ==========      ============
Per Common Share Data:
Income before
  extraordinary
  item                               $    13.47          $     14.15      $     30.58     $    11.91         $     .27
Extraordinary item                           --                   --             2.49             --                --
                                     ----------           ----------       ----------     ----------      ------------
Net income                           $    13.47          $     14.15      $     33.07     $    11.91         $     .27
                                     ==========           ==========       ==========     ==========      ============
Weighted average number
  of common shares
  outstanding                            19,445               20,000           20,000         20,000            20,000
                                     ==========           ==========       ==========     ==========      ============

BALANCE SHEET DATA:
Due from/(to) affiliated
  companies, net                             --          $ 1,710,743      $  (400,365)   $(5,528,617)       $  (22,010)
Total Assets                        $35,101,988          $25,441,605      $17,696,628    $16,718,823        $2,027,355

Debt Securities
  and Other
  Debt Payable                      $31,212,718          $21,982,078      $14,289,648    $ 8,451,106                --

Stockholders' Equity                $ 3,321,230          $ 3,188,024      $ 2,904,917    $ 2,243,550        $2,005,345


(1) Benefit from utilization of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Fiscal Years Ended
             September 30, 1994

RESULTS OF OPERATIONS

      Revenues of Summit increased to $3.4 million in 1994, from $2.8 million in 1993 and $2.4 million in 1992. The growth from 1993 to 1994 is attributable primarily to increased investment earnings on additional outstanding Receivables along with gains realized on the sale of a portion of the Receivable portfolio. These increases were offset partially, in 1994 by a reduction in revenues associated with the sale of repossessed property. The growth from 1992 to 1993 is attributable primarily to increased investment earnings on additional outstanding Receivables and increased revenues associated with the sale of repossessed property. These increases were partially offset by a reduction in dividends received on investments in an affiliated company. Summit has increased its investment in Receivables from $11.6 million at September 30, 1992 to $19.5 million at September 30, 1993 to $27.3 million at September 30, 1994.

      Summit continued to realize income from operations during 1994. Net income for the fiscal year ended September 30, 1994 was $262,000 compared to $283,000 in 1993 and $661,000 in 1992. The relatively small decrease from 1993 to 1994 was the result of Summit being able to realize gains on the sales of Receivables, improve other income sources and reduce operating expenses, all of which were necessary as Summit experienced a reduced margin between interest sensitive income and interest sensitive expense along with increases in the provisions for losses on real estate assets. The 1993 decrease in net income was attributable to a reduced margin between interest sensitive income and interest sensitive expense along with increased operating expenses associated with the increased volume of Certificate sales, Receivable investments and real estate held for sale. Additionally, during 1993, Summit experienced a slight increase in the loss from the sale of real estate repossessions and also increased its provision for losses on real estate assets.

      Since the date of its incorporation through approximately the end of calendar year 1993, Summit generally benefitted from a declining interest rate environment with lower money costs and relatively consistent yields on Receivables. In addition, a declining rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This was evident in 1994 as Summit was able to realize gains from the sale of Receivables. Higher than normal prepayments in the Receivable portfolio were experienced during 1994, 1993 and 1992, allowing Summit to recognize unamortized discounts on Receivables at an accelerated rate. During 1994, Metropolitan, Summit's former parent through September 9, 1994 and the primary supplier of Summit's Receivable investments, began charging underwriting fees associated with Receivable acquisitions.
The charging Summit of the underwriting fee has resulted in a slightly lower yield over the life of the new Receivables, however, management believes this yield to be superior to other investment opportunities. See "BUSINESS-RECEIVABLE INVESTMENTS."

      Maintaining efficient collection efforts and minimizing delinquencies in Summit's Receivable portfolio are ongoing management goals. During 1994,Summit realized a gain on the sale of repossessed real estate of $12,300 compared to losses of $18,400 and $5,300 in 1993 and 1992, respectively. In relation to the increasing size of Summit's Receivable and real estate portfolios, Summit has increased its provision for losses on real estate assets. Provisions for losses have been $155,000, $51,000 and $18,800 for 1994, 1993 and 1992, respectively. At September 30, 1994, Summit had an allowance for losses on real estate assets of $251,000 compared to $97,000 at September 30, 1993.

      In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) No. 92-3, "Accounting for Foreclosed Assets," which provides guidance on determining the accounting treatment for foreclosed assets. SOP 92-3 requires that foreclosed assets be carried at the lower of (a) fair value minus estimated costs to sell, or (b) cost. Summit applied the provisions of SOP 92-3 effective October 1, 1992. The initial charge for its application was approximately $10,000, before the application of related income taxes, and is included in operations in 1993.

Interest Sensitive Income and Expense

      Management continually monitors the interest sensitive income and expense of Summit. Interest sensitive expense is predominantly the interest costs of Certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

      The spread between interest sensitive income and interest sensitive expense was $925,000 in 1992, $696,000 in 1993 and $543,000 in 1994. The decrease from 1993 to 1994 of approximately $153,000 was attributable to several factors including: (1) charging of underwriting fees by Metropolitan which reduced 1994 interest income by approximately $60,000; (2) the sale of $4.5 million of high yielding, timeshare Receivables to Metropolitan in February 1994; (3) lower yields on acquired Receivables; and (4) the accumulation of cash, which was invested in low yielding overnight investments, which was necessary for the September 1994 payment of $3.6 million to Metropolitan to redeem its outstanding common stock. The decrease in interest spread from 1992 to 1993 of approximately $230,000 was the result of management's decision to accumulate cash to fund a contract purchase commitment in excess of $7 million from an affiliate in December 1992. Included in the Receivables purchased were approximately $6.0 million of timeshare Receivables, which were collateralized by timeshares located at a single project in Hawaii. These Receivables were sold to Metropolitan at carrying value on February 18, 1994. Also, Summit recognized $366,935 of dividend income (13% dividend rate) from its preferred stock investment in its affiliate in 1992 and paid interest to Metropolitan at prime plus 1 1/2% on the borrowings used to finance the purchase of the preferred stock. In March 1992, Summit transferred the preferred stock to Metropolitan in full satisfaction of the $6 million payable. Therefore, there were no dividends received by Summit in fiscal 1994 or 1993 on the preferred stock. See Note 9 to the Consolidated Financial Statements.

Other Income

      Other income increased from approximately $16,600 in 1992 to $42,700 in 1993 and $60,700 in 1994. Other income is predominantly miscellaneous fees and charges related to Receivables, thus its growth is primarily due to the growth in Receivables.

Other Expenses

      Operating expenses increased from approximately $178,300 in 1992 to $244,600 in 1993 and remained relatively stable at $231,400 in 1994. In general, the increases have been the result of increased volume of Certificate sales and Receivable investments. During 1994, Summit was able to improve efficiency and reduce some operating expenses while increasing the volume of Certificate sales and Receivable investments.

Provision for Losses on Real Estate Receivables and Repossessed Real
Estate

      The provision for losses on Receivables and repossessed real estate has increased as the size of the portfolio of Receivables and repossessed real estate has grown. The following table summarizes Summit's allowance for losses on Receivables and repossessed real estate:

                                   1994            1993            1992
          Beginning Balance      $  96,654       $59,244         $50,000
          Provision                103,000        15,000          18,762
          (Charge-offs)/
             Recoveries, net        50,918        22,410         ( 9,518)
                                   -------       -------         -------
          Ending Balance          $250,572       $96,654         $59,244
                                   =======       =======         =======

These allowances are in addition to unamortized discounts of $1.3 million at September 30, 1994, and $1.1 million at September 30, 1993 and 1992.

Gain/Loss on Real Estate Sold

      During 1994, Summit experienced a gain on the sale of real estate of approximately $12,000. At the end of fiscal 1994, Summit had $453,000 in real estate held for sale, less than 2% of total real estate assets.

Effect of Inflation

      During the three year period ended September 30, 1994, inflation has had a generally positive impact on Summit's operations. This impact has primarily been indirect in that the level of inflation tends to influence inflation expectations, which tends to impact interest rates on both Summit's assets and liabilities. Thus, with lower inflation rates over the past three years, interest rates have been generally declining during this period, which has reduced Summit's cost of funds. Interest rates on Receivables acquired, due to their nature, have not declined to the same extent as the cost of Summit's borrowings. In addition, inflation has not had a material effect on Summit's operating expenses. The main reason for the increase in operating expenses has been an increase in the number of Receivables acquired and serviced and increased sales of Certificates.

      Revenues from real estate sold are influenced in part by inflation, as historically, real estate values have fluctuated with the rate of inflation. However, Summit is unable to quantify the effect of inflation in this respect.

Asset/Liability Management

      As most of Summit's assets and liabilities are financial in nature, Summit is subject to interest rate risk. In fiscal 1995, more of Summit's financial assets (primarily Receivables and fixed income investments) will reprice or mature more quickly than its financial liabilities (primarily Certificates). In a rising interest rate environment, this factor will tend to increase earnings as cash flow from assets is reinvested at higher rates of interest. However, for a number of periods subsequent to fiscal 1995, financial liabilities are scheduled to reprice or mature more quickly than financial assets. During this period, earnings will tend to decline as funds available for investing are obtained at a higher interest cost. Also, yields on Receivables have not been as sensitive to rate fluctuations as have Certificate rates. Therefore, the benefit of an increase in interest rates during the initial period would be reduced to the extent that required yields on Receivable investments were not increased in concert with general market rates of interest. In a falling interest rate environment, when financial assets reprice or mature more quickly than financial liabilities, earnings will tend to decrease as cash flow from assets is reinvested at lower rates of interest. This effect is mitigated to the extent that yields on Receivables may be less sensitive to rate fluctuations than are rates on Certificates.

      During fiscal 1995, approximately $6.4 million of interest sensitive assets (cash and Receivables) are expected to reprice or mature. For liabilities, approximately $2.6 million of Certificates will mature during fiscal 1995, along with about $10,500 of other debt payable. These estimates result in repricing of interest sensitive assets in excess of interest sensitive liabilities of approximately $3.8 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 245%.

New Accounting Rules

      In the fourth quarter of fiscal 1993, Summit adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to October 1, 1992 and resulted in no significant effect on Summit's financial position. In 1992, Summit accounted for income taxes as required by Accounting Principles Board Opinion No. 11. See Note 1 to the
Consolidated Financial Statements.

      In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. Summit is required to adopt this new standard by October 1, 1995. Summit does not anticipate that the adoption of SFAS No. 114 will have a material effect on the financial statements.

      In December 1991, Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in Summit's financial statements.

Liquidity and Capital Resources

      As a financial institution, Summit's liquidity is largely tied to its ability to renew, maintain or obtain additional sources of cash. Summit has successfully performed this task during the past three years and has continued to invest funds generated by operations and financing activities.

      Summit has continued to generate cash from operations with net cash provided of $2.3 million in 1994, $1.4 million in 1993 and $1.4 million in 1992. Cash utilized by Summit in its investing activities was $6.3 million in 1994, $9.2 million in 1993 and $2.6 million in 1992. Cash provided by Summit's financing activities was $4.1 million in 1994, $5.8 million in 1993 and $5.0 million in 1992. These cash flows have resulted in year end cash and cash equivalent balances of $3.6 million in 1994, $3.6 million in 1993 and $5.6 million in 1992.

      During 1994, the cash provided by operating activities of $2.3 million plus cash provided by financing activities of $4.1 million was used entirely to support the net investing activities of $6.3 million. Cash from operating activities of $2.3 million resulted primarily from net income of $.3 million, increases in compound and accrued interest on Certificates of $1.2 million and other accrual adjustments of $.6 million. Cash used in investing activities of $6.3 million primarily included acquisition of Receivables, net of payments and sales, of $8.0 million being offset by the collection of advances from related parties of $1.7 million. Cash from financing activities of $4.1 million resulted primarily from: (1) issuance of Certificates, net of repayment and related debt issue costs, of $7.5 million; (2) issuance of common and preferred stock of $.2 million; less (3) redemption of common stock, owned by its former parent, of $3.6 million.

      During 1993, the $2.1 million decrease in cash and cash equivalents resulted from cash provided by operating activities of $1.4 million less cash used in investing activities of $9.2 million plus cash provided by financing activities of $5.7 million. Cash from operating activities resulted primarily from net income of $.3 million and the increase in compound and accrued interest on Certificates of $1.0 million. Cash used in investing activities primarily included:
(1) acquisition of real estate Receivables, net of payments and sales, of $7.6 million; and (2) an advance to its parent company of $1.7 million for the purchase of Receivables. Cash provided by financing activities included: (1) issuance of Certificates, net of repayments and related debt issue costs, of $7.0 million; less (2) repayment of amounts due its parent of $.4 million; and (3) repayment to banks and others of $.9 million.

      Summit's investing activities during 1993 were supported by cash from operations and external financing. Summit's increases in Receivables were primarily funded by sales of Certificates. During 1992, the $3.9 million increase in cash and cash equivalents resulted from cash provided by operating activities of $1.4 million less cash used in investing activities of $2.5 million plus cash provided by financing activities of $5.0 million. Cash from operating activities resulted primarily from net income of $.7 million and the increase in compound and accrued interest on Certificates of $.7 million. Cash used in investing activities primarily included the acquisition of real estate Receivables, net of payments and sales, of $3.0 million less $.5 million advance repaid by its parent. Cash provided by financing activities included: (1) issuance of Certificates, net of repayments and related debt issue costs, of $4.7 million; (2) borrowings from its parent of $.4 million; less (3) repayment to banks and others of $.1 million.

      During 1992, Summit's investing activities were supported by internal cash from operations and external cash from financing.
Summit's increases in Receivables were primarily funded by sales of Certificates.

      Management believes that cash flow from operating activities and financing activities and the liquidity provided from current investments will be sufficient for Summit to conduct its business and meet its anticipated obligations as they mature during fiscal 1995 including the planned acquisition of Old Standard, MIS and commencement of operations of Summit Property Development, Inc. Summit has not defaulted on any of its obligations since its founding in 1990.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 1994, 1993, AND 1992


Reports of Independent Certified
    Public Accountants...................................

Consolidated Balance Sheets..............................

Consolidated Statements of Income........................

Consolidated Statements of Stockholder's Equity..........

Consolidated Statements of Cash Flows....................

Notes to Consolidated Financial Statements...............

                          REPORT OF INDEPENDENT ACCOUNTANTS



The Directors and Stockholders
Summit Securities, Inc.



      We have audited the accompanying consolidated balance sheets of Summit Securities, Inc. and subsidiary as of September 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Securities, Inc. and subsidiary as of September 30, 1994 and 1993 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

      As discussed in Note 1, the Company changed its methods of accounting for repossessed real property and income taxes in 1993.


                                    /s/ Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.




Spokane, Washington
November 21, 1994, except for
  Note 9 as to which the date is
  December 15, 1994

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Summit Securities, Inc.



We have audited the accompanying statements of income, stockholders' equity and cash flows of Summit Securities, Inc. (a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc.) for the year ended September 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended September 30, 1992 of Summit Securities, Inc. in conformity with generally accepted accounting principles.


                                    /s/ BDO Seidman

                                    BDO SEIDMAN



Spokane, Washington
December 7, 1992

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                             CONSOLIDATED BALANCE SHEETS
                             September 30, 1994 and 1993
                                    ____________

           ASSETS                                    1994             1993
                                                    ______           ______
Cash and cash equivalents                       $   3,608,764    $   3,594,472
Investments in affiliated company                   3,022,425
  (Note 3)
Real estate contracts and mortgage
  notes receivable, net
  (Notes 2, 4 and 9)                               27,282,991       19,527,225
Real estate held for sale (Note 4)                    452,700           60,816
Deferred costs (Note 6)                               705,994          524,376
Advances to parent and affiliated
  companies (Note 9)                                                 1,710,743
Other assets                                           29,114           23,973
                                                  -----------      -----------
  Total assets                                  $  35,101,988    $  25,441,605
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Investment certificates and accrued
    interest (Note 5)                           $  31,092,830    $  21,959,425
  Debt payable (Note 4)                               119,888           22,653
  Accounts payable and accrued expenses
    (Note 9)                                          416,262           49,353
  Deferred income taxes (Note 7)                      151,778          222,150
                                                  -----------      -----------
  Total liabilities                                31,780,758       22,253,581
                                                  -----------      -----------
Stockholders' equity (Note 8):
  Preferred stock, $10 par (liquidation
    preference $3,171,940)                            317,194
  Common stock, $10 par                               100,000          200,000
  Additional paid-in capital                        1,454,063        1,800,000
  Retained earnings                                 1,449,973        1,188,024
                                                  -----------      -----------
  Total stockholders' equity                        3,321,230        3,188,024
                                                  -----------      -----------
  Total liabilities and
    stockholders' equity                        $  35,101,988    $  25,441,605
                                                  ===========      ===========

                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF INCOME
                For the Years Ended September 30, 1994, 1993 and 1992
                                    ____________

                                       1994            1993            1992
                                    __________      __________      __________
Revenues:
  Interest on receivables         $ 2,422,484     $ 1,938,206     $ 1,319,825
  Dividends (Note 9)                                                  366,935
  Earned discount on receivables      373,003         428,482         542,047
  Other investment interest           275,180         120,998          87,447
  Real estate sales                    88,000         280,500         103,000
  Realized net gains on sales
    of investment securities            4,252           4,724
  Realized net gains on sales
    of receivables                    171,756
  Other income                         60,677          42,714          16,589
                                    ---------       ---------       ---------
  Total revenues                    3,395,352       2,815,624       2,435,843
                                    ---------       ---------       ---------
Expenses:
  Interest expense                  2,527,945       1,792,059       1,390,968
  Cost of real estate sold             75,656         298,900         108,256
  Provision for losses on
    real estate assets                155,042          51,012          18,762
  Operating expenses (Note 9)         231,423         244,595         178,273
                                    ---------       ---------       ---------
      Total expenses                2,990,066       2,386,566       1,696,259
                                    ---------       ---------       ---------
Income before income taxes and
  extraordinary item                  405,286         429,058         739,584
Income tax provision (Note 7)        (140,407)       (145,951)       (127,989)
                                    ---------       ---------       ---------
Income before extraordinary item      264,879         283,107         611,595

Extraordinary item - utilization
  of net operating loss
  carryforwards (Note 7)                                               49,772
                                    ---------       ---------       ---------
Net income                            264,879         283,107         661,367
Preferred stock dividends              (2,930)
                                    ---------       ---------       ---------
Income applicable to common
  stockholders                    $   261,949     $   283,107     $   661,367
                                    =========       =========       =========

Net income per common share:
  Before extraordinary item       $     13.47     $     14.15     $     30.58
  Extraordinary item                                                     2.49
                                    ---------       ---------       ---------
Net income per common share       $     13.47     $     14.15     $     33.07
                                    =========       =========       =========
Weighted average number of
  shares of common stock
  outstanding                          19,445          20,000          20,000
                                    =========       =========       =========

                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Years Ended September 30, 1994, 1993 and 1992
                                    ____________

                                                    Additional
                               Preferred Common       Paid-In     Retained
                                Stock     Stock       Capital     Earnings      Total
                                ______   _______    __________    _________     _____
Balance, October 1, 1991                $200,000   $1,800,000   $  243,550   $2,243,550
Net income                                                         661,367      661,367
                                ------  --------   ----------   ----------   ----------
Balance, September 30, 1992              200,000    1,800,000      904,917    2,904,917
Net income                                                         283,107      283,107
                                ------  --------   ----------   ----------   ----------
Balance, September 30, 1993              200,000    1,800,000    1,188,024    3,188,024
Net income                                                         264,879      264,879
Cash dividends on preferred
  stock (variable rate)                                             (2,930)      (2,930)
Common stock redeemed and
  retired (20,000 shares)
  (Note 1)                              (200,000)  (3,400,000)               (3,600,000)
Sale of common stock
  (10,000 shares)
  (Note 1)                               100,000                                100,000
Sale of variable rate
  preferred stock, net
  of offering costs
  (1,495 shares)               $14,952                127,008                   141,960
Issuance of variable rate
  preferred stock
  (30,224 shares)
  (Note 1)                     302,242              2,720,183                 3,022,425
Income tax benefit
  associated with
  disaffiliation
  (note 1)                                            206,872                   206,872
                                ------  --------   ----------   ----------   ----------

Balance, September 30, 1994   $317,194  $100,000   $1,454,063   $1,449,973   $3,321,230

                                ======  ========    ==========  ==========   ==========

                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended September 30, 1994, 1993 and 1992
                                    ____________

                                         1994            1993           1992
                                        ______          ______         ______
Operating activities:
  Net income                       $   264,879    $    283,107    $   661,367
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Proceeds from sale of
        trading securities          20,077,343       2,052,187
      Purchase of trading
        securities                 (20,073,050)     (2,047,812)
      Gain on sale of investment
        securities                      (4,252)         (4,724)
      Gain on sale of receivables     (171,756)
      (Gain) loss on sale of
        real estate                    (12,344)         18,400          5,256
      Provision for losses on
        real estate assets             155,042          51,012         18,762
      Amortization of deferred
        costs                          262,484         151,763        144,647
      Deferred income tax
        provision                      136,500         145,951         76,300
      Changes in:
        Compound and accrued
          interest on investment
          certificates
          and debt payable           1,229,371         955,322        689,014
        Accrued interest
          receivable                   107,423        (175,460)      (153,709)
        Other                          312,110           7,383        (19,054)
                                    ----------      ----------    -----------
  Net cash provided by
    operating activities             2,283,750       1,437,129      1,422,583
                                    ----------      ----------     ----------
Investing activities:
  Advances to parent and
    affiliated companies                            (1,710,743)
  Collection of advances to
    parent and affiliated
    companies                        1,710,743                        471,383
  Principal payments on real
    estate contracts and
    and mortgage notes receivable    1,829,515       4,039,074      2,245,740
  Purchases of real estate
    contracts and mortgage
    notes receivable               (20,177,705)    (15,667,120)    (5,274,528)
  Proceeds from real estate sales        6,200          75,008          6,283
  Additions to real estate held        (82,135)        (24,155)        (8,400)
  Proceeds from sale of
    receivables                     10,393,131       4,044,423
                                    ----------      ----------    -----------
  Net cash used in
    investing activities            (6,320,251)     (9,243,513)    (2,559,522)
                                    __________      __________    ___________

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                For the Years Ended September 30, 1994, 1993 and 1992
                                    ____________

                                         1994            1993           1992
                                        ______          ______         ______
Financing activities:
  Repayment of amounts due to
    parent company                                 $  (400,365)
  Borrowings from parent company                                  $   400,365
  Proceeds from investment
    certificates                   $10,539,684       9,677,843      5,864,051
  Repayments of investment
    certificates                    (2,635,649)     (2,300,088)      (903,226)
  Repayments to banks and others       (48,170)       (890,247)       (99,182)
  Debt issuance costs                 (444,102)       (333,489)      (240,490)
  Issuance of preferred stock          141,960
  Issuance of common stock             100,000
  Redemption and retirement
    of common stock                 (3,600,000)
  Dividends paid on preferred
    stock                               (2,930)
                                    ----------      ----------    ---------------
Net cash provided by
  financing activities               4,050,793       5,753,654      5,021,518
                                    ----------     -------------  -----------
Net increase (decrease) in
  cash and cash
    equivalents                         14,292      (2,052,730)     3,884,579

Cash and cash equivalents,
  beginning of year                  3,594,472       5,647,202      1,762,623
                                    ----------      ----------     ----------
Cash and cash equivalents,
  end of year                      $ 3,608,764     $ 3,594,472    $ 5,647,202
                                    ==========      ==========     ==========

See Note 10 for supplemental cash flow information.

                       The accompanying notes are an integral
                   part of the consolidated financial statements.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                            NOTES TO FINANCIAL STATEMENTS
                                    ____________

1.    Summary of Accounting Policies

        Business and Reorganization

        Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio ("Summit" or "the Company"), was incorporated on July 25, 1990. Prior to September 9, 1994, Summit was a wholly-owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation which is wholly-owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of Summit for $3,600,000 cash, which approximated the net book value of Summit at the transaction date. Contemporaneously with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp. for $100,000 cash. In addition, various investors holding Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family, acquired 30,224 shares of Summit's preferred stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan. The preferred shares issued for the Metropolitan shares were recorded at their face value which approximated recent issuances to unrelated parties. The face value of the preferred shares approximates fair value due to the variable dividend rate associated with such shares (see Note 3).

        Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through his common stock ownership and voting control. National Summit Corp. is wholly-owned by C. Paul Sandifur, Jr. through ownership of 100% of the voting stock. National Summit Corp. did not have any operations or activities other than the acquisition of Summit. The consolidated financial statements include the accounts of Summit and its wholly-owned subsidiary, Summit Property Development, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

        Summit purchases contracts and mortgage notes collateralized by real estate, with funds generated from the public issuance of debt securities in the form of investment certificates, cash flow from receivables and sales of real estate.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

1.    Summary of Accounting Policies, Continued

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

        Investments in Affiliated Companies

        Investments in equity securities of Metropolitan are carried at cost, which approximates market.

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

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

1.    Summary of Accounting Policies, Continued

        Real Estate Held for Sale

        Real estate is valued at the lower of cost or market. The Company principally acquires real estate through foreclosure or forfeiture. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (unpaid contract carrying value). Periodically, the Company reviews its carrying values of real estate held for sale by obtaining new or updated appraisals, and adjusts its carrying values to the lower of cost or net realizable value, as necessary.

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

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

1.    Summary of Accounting Policies, Continued

        Allowance for Losses on Real Estate Assets

        The established allowances for losses on real estate assets include amounts for estimated probable losses on both real estate held for sale and real estate contracts and mortgage notes receivable. Specific allowances are established for all delinquent contract receivables with net carrying values in excess of $100,000. Additionally, the Company establishes general allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are determined on the net carrying values of the contracts, including accrued interest. Accordingly, the Company continues interest accruals on delinquent loans until foreclosure, unless the principal and accrued interest on the loan exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on appropriate delinquent receivables, and adjusts the allowance for losses as necessary, such that the net carrying value does not exceed net realizable value.

        Deferred Costs

        Commission and other expenses incurred in connection with the registration and public offering of investment certificates are capitalized and amortized using the interest method over the estimated life of the related investment certificates, which range from 6 months to 5 years.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

1.    Summary of Accounting Policies, Continued

        Income Taxes

        The Company was included in the group of companies which file a consolidated income tax return with Metropolitan, its former parent through September 9, 1994. Subsequent to that date, the Company is included in the group of companies which file a consolidated income tax return with National Summit Corp. The Company is allocated a current and deferred tax provision from Metropolitan or National Summit Corp. as if the Company filed a separate tax return. Effective October 1, 1992, Metropolitan adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under this method, deferred tax liabilities and assets are determined on temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. There was no effect on the Company's financial statements of adopting SFAS No. 109. In 1992, Metropolitan and the Company accounted for income taxes as required by Accounting Principles Board Opinion No. 11. In association with the disaffiliation with Metropolitan in 1994, the Company received certain income tax benefits, principally associated with the allocation of the Metropolitan consolidated group's net operating loss carryforwards, which resulted in a reduction of deferred taxes of approximately $207,000. This benefit has been recorded as additional paid-in capital due to the affiliation between Metropolitan and the Company.

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

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

1.    Summary of Accounting Policies, Continued

        Reclassifications

        Certain amounts in the 1993 financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.


2.    Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the United States. At September 30, 1994, the Company held first position liens associated with contract and mortgage notes receivable with a face value of approximately $21,900,000 and second position liens of approximately $6,500,000. Approximately 22% of the face value of the Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Southwest (Texas and New Mexico), approximately 18% by property located in the Pacific Southwest (California, Nevada and Arizona), approximately 16% by property located in the Pacific Northwest (Washington, Idaho, Montana and Oregon) and approximately 14% by property located in the Southeast (Florida, Georgia, North Carolina and South Carolina).

      Contracts totaling approximately $6,000,000 which were collateralized by property in Hawaii were purchased from a Metropolitan affiliated company during fiscal 1993. At September 30, 1993, approximately $5,500,000 of these contracts were outstanding. These contracts relate to the sale of timeshare units in a condominium resort development which is owned by a Metropolitan affiliated company. On February 18, 1994, the Company sold its remaining timeshare contracts at their carrying values to Metropolitan.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

2.    Real Estate Contracts and Mortgage Notes Receivable, Continued

      The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1994 and 1993 are grouped by the following dollar ranges:

                                                    1994              1993
                                                   ______            ______
        Under $15,001                        $    1,262,236    $    5,210,788
        $15,001 to $40,000                       10,555,623         7,649,859
        $40,001 to $80,000                        9,970,820         4,609,278
        $80,001 to $150,000                       4,684,026         2,324,242
        Greater than $150,000                     1,931,873           907,576
                                               ------------      ------------
                                             $   28,404,578    $   20,701,743
                                               ============      ============

      Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1994 and 1993 are as follows:

                                                    1994              1993
                                                   ______            ______
        Less than 8.00%                      $    3,072,262    $    1,433,022
        8.00% to 8.99%                            3,682,307         1,664,066
        9.00% to 9.99%                            6,489,889         3,232,543
        10.00% to 10.99%                         10,242,985         6,342,842
        11.00% to 11.99%                          2,868,603         1,799,826
        12.00% to 12.99%                          1,533,520         2,189,840
        13% or higher                               515,012         4,039,604
                                               ------------      ------------
                                             $   28,404,578    $   20,701,743
                                               ============      ============

      The weighted average contractual interest rate on these receivables at September 30, 1994 is approximately 10%. Maturity dates range from 1994 to 2024. The constant effective yield on contracts purchased in fiscal 1994 and 1993 was approximately 11.5% and 12%, respectively.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

2.    Real Estate Contracts and Mortgage Notes Receivable, Continued

      The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1994 and 1993:

                                                    1994              1993
                                                   ______            ______
        Face value of discounted
          receivables                        $  21,931,395     $  14,416,037
        Face value of originated and
          non-discounted receivables             6,473,183         6,285,706
        Unrealized discounts, net
          of unamortized acquisition
          costs                                 (1,337,365)       (1,076,488)
        Allowance for losses                      (250,572)          (96,654)
        Performance holdback on
          receivable purchase                                       (600,000)
        Accrued interest receivable                466,350           598,624
                                              ------------      ------------
        Carrying value                       $  27,282,991     $  19,527,225
                                              ============      ============

      The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $1,085,000 and $1,662,000 at September 30, 1994 and 1993, respectively. Included in the amount for September 30, 1993 was approximately $680,000 of delinquent contracts purchased from an affiliate during 1993. The Company had a performance holdback of $600,000 to cover any losses related to certain timeshare unit contracts, including these delinquent contracts. On February 18, 1994, the Company sold the remaining timeshare receivables, related to the holdback provisions, at their carrying value to Metropolitan. During the year ended September 30, 1994, the Company sold approximately $10,400,000 of receivables without recourse and recognized a gain of approximately $172,000.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

2.    Real Estate Contracts and Mortgage Notes Receivable, Continued

      Aggregate amounts of receivables (face amount) expected to be received, based upon prepayment patterns, are as follows:

         Fiscal year ending
            September 30,
            _____________
                1995                                            $   2,835,000
                1996                                                2,708,000
                1997                                                2,591,000
                1998                                                2,483,000
                1999                                                2,382,000
             Thereafter                                            15,405,578
                                                                  -----------
                Total                                           $  28,404,578
                                                                  ===========

3.    Investments in Affiliated Companies

      At September 30, 1994, the Company owns the following preferred and common shares of Metropolitan:

                                                                     Cost and
          Type                                      Number           Carrying
        of Shares                                 of Shares           Value
        _________                                 _________           _______

        Class A common                                    9     $     420,205
        Preferred:
          Series C                                  116,094         1,160,942
          Series D                                   24,328           243,278
          Series E-1                                105,800         1,058,000
          Series E-4                                  1,400           140,000
                                                                    ---------
                                                                $   3,022,425
                                                                   ==========

      Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1994, Summit owned 7.12% of the outstanding Class A common stock.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

3.    Investments in Affiliated Companies, Continued

      The preferred stock have par value of $10 per share and have liquidation preferences equal to their issue price. They are non-voting and are senior to the common shares as to dividends. Dividends are cumulative and at variable rates; however, dividends shall be no less than 6% or greater than 14% per anum. At September 30, 1994, the preferred Series C, D and E-1 had dividend rates of 8.612%. The preferred Series E-4 had a dividend rate of 9.112%. Neither the common nor preferred shares are traded in a public market; however, the preferred stock trades at face value on a trading list maintained by Metropolitan.

4.    Debt Payable

      At September 30, 1994 and 1993, debt payable consists of:

                                                    1994              1993
                                                   ______            ______
        Real estate contracts and
          mortgage notes payable,
          interest rates ranging
          from 7% to 10%, due in
          installments through 2018
          collateralized by senior
          liens on certain of the
          Company's real estate
          contracts, mortgage notes
          and real estate held for sale         $   119,573       $    22,653
        Accrued interest payable                        315
                                                  ---------         ---------
                                                $   119,888       $    22,653
                                                  =========         =========



                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

4.    Debt Payable, Continued

      Aggregate amounts of principal payments due on debt payable at September 30, 1994 are as follows:

         Fiscal year ending
            September 30,
            _____________
                1995                                              $    10,522
                1996                                                   10,656
                1997                                                   11,574
                1998                                                   12,572
                1999                                                   11,799
             Thereafter                                                62,765
                                                                    ---------
                Total                                             $   119,888
                                                                    =========

5.    Investment Certificates

      At September 30, 1994 and 1993, investment certificates consist of:

          Annual
         Interest     Principally
           Rates      Maturing In               1994               1993
         ________     ___________              ______             ______
        6% to 7%        1995, 1996
                        and 1997          $   1,732,000     $   1,265,000
        7% to 8%        1995 and
                        1996                  1,083,000         1,018,000
        8% to 9%        1998 and
                        1999                 15,808,000         7,947,000
        9% to 10%       1995, 1996
                        and 1997              3,202,000         3,624,000
        10% to 11%      1996                  6,161,535         6,228,501
                                            -----------       -----------
                                             27,986,535        20,082,501
        Compound
          and accrued
          interest                            3,106,295         1,876,924
                                            -----------       -----------
        Total                             $  31,092,830     $  21,959,425
                                            ===========       ===========



                               SUMMIT SECURITIES, INC.

                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

5.    Investment Certificates, Continued

      The weighted average interest rate on outstanding investment certificates at September 30, 1994 and 1993 was approximately 8.8% and 9.1%, respectively.

      Investment certificates and compound and accrued interest at September 30, 1994 mature as follows:

         Fiscal year ending
            September 30,
            _____________
                1995                                            $   2,559,000
                1996                                                8,466,000
                1997                                                4,036,000
                1998                                                8,241,000
                1999                                                7,468,000
             Thereafter                                               322,830
                                                                -------------
                Total                                           $  31,092,830
                                                                =============

6.    Deferred Costs

      An analysis of unamortized commissions and other capitalized expenses incurred in connection with the sale of investment certificates for the years ended September 30, 1994 and 1993 is as follows:

                                                       1994           1993
                                                      ______         ______
        Balance at the beginning of
          the year                                $  524,376     $  342,650
        Deferred during the year:
          Commissions                                299,748        276,060
          Other expenses                             144,354         57,429
                                                   ---------      ---------
        Total deferred costs                         968,478        676,139

        Amortized during the year                   (262,484)      (151,763)
                                                   ---------      ---------
        Balance at the end of the year            $  705,994        524,376
                                                   =========      =========


                       SUMMIT SECURITIES, INC. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

7.    Income Taxes

      The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities as of September
      30, 1994 and 1993 is as follows:



       1994                                           Asset         Liability
                                                     _______        _________
        Management fee payable                     $   20,400
        Allowance for losses on real
          estate                                   $   17,102
        Allowance for losses on
          receivables                                  86,573
        Deferred acquisition costs                                 $  619,716
        Net operating loss carryforwards              343,863
                                                     --------        --------
        Total deferred income taxes                $  467,938      $  619,716
                                                     ========        ========

        1993                                            Asset      Liability
                                                      _______      _________
        Allowance for losses on real
          estate                                   $    2,277
        Allowance for losses on
          receivables                                  32,862
        Deferred acquisition costs                          $      481,472
        Net operating loss carryforwards              224,183
                                                     --------        --------
        Total deferred income taxes                $  259,322      $  481,472
                                                     ========        ========

      No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. As of September 30, 1994, the Company's net operating loss carryforwards of approximately $1,011,000 expire in 2006.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

7.    Income Taxes, Continued

      The provision for income taxes is computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                            1994          1993           1992
                                           ______        ______         ______
        Federal income tax at
          statutory rate             $  137,797     $   145,880    $   251,458
        Affiliate corporate
          dividend received
          deduction                                                   (124,758)
        Other                             2,610              71          1,289
                                       --------       ---------       --------
        Income tax provision         $  140,407     $   145,951    $   127,989
                                       ========       =========       ========
      The components of the provision for income taxes are as follows:
                                            1994          1993           1992
                                           ______        ______         ______
        Current                         $    3,907                   $    1,917
        Deferred                           136,500    $   145,951       126,072
                                          --------      ---------     ---------
                                        $  140,407    $   145,951    $  127,989
                                          ========      =========      ========



                       SUMMIT SECURITIES, INC. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

7.    Income Taxes, Continued

      The deferred provision for income taxes for each of the fiscal years ended September 30, 1994, 1993 and 1992 results from the following:
                                            1994          1993           1992
                                           ______        ______         ______
        Earned discounts                $     938     $   69,081   $   200,532
        Contract acquisition
          costs                           130,225         15,400        52,342
        Allowance for losses              (68,536)       (13,976)       (3,127)
        Accrued management fees           (20,400)
        Net operating losses used
          to reduce deferred tax
          credits                                                     (123,675)
        Realization of net
          operating loss
          carryforward to
          reduce current
          taxes payable                    94,273         75,446
                                         --------      ---------      --------
                                        $ 136,500     $  145,951   $   126,072
                                         ========      =========      ========

      During the year ended September 30, 1992, the Company recognized an extraordinary credit of $49,772 by the utilization of net operating loss carryforwards of approximately $146,000.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________

8.    Stockholders' Equity

      A summary of preferred and common shares at September 30, 1994 and 1993 is as follows:

                                       Issued and Outstanding Shares
                                      _________________________________
                                            1994                   1993
                                      _________________________________

                        Authorized
                        Shares          Amount     Shares      Amount    Shares
                        __________     ________    ______     ________ ________

        Registered
          preferred
          stock,
          Series S-1        150,000 $   317,194    31,719   $       --       --
                          =========    ========    ======     ========   ======

        Common stock      2,000,000 $   100,000    10,000   $  200,000   20,000
                          =========    ========    ======     ========   ======

      In addition to the shares above, the Company has authorized
      10,000,000 total shares of Series S preferred stock, of which 150,000 shares were registered at September 30, 1994.

      Series S-1 preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year Constant Maturity Rate" as defined in the Series S-1 offering prospectus determined immediately prior to declaration date. The board of directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

      Series S-1 preferred stock has a par value of $10 per share and was sold to the public at $100 per share. Series S-1 shares are callable at the sole option of the board of directors at $102 per share prior to January 1, 1995 and $100 per share thereafter.

      All preferred stock has liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________


9.    Related Party Transactions

      Through September 9, 1994, the date of disaffiliation, Summit received accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $58,000 in fiscal 1994, $97,000 in fiscal 1993 and $50,000 in fiscal 1992 and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on Summit's behalf. Other indirect services provided by Metropolitan to Summit, such as management and regulatory compliance, were not directly charged to Summit.

      Management believes that this allocation is reasonable and results in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of Summit. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

                      SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                    ____________

9.    Related Party Transactions, Continued

      Summit had the following related party transactions with Metropolitan and affiliates during fiscal years 1994, 1993 and 1992:

                                            1994          1993           1992
                                           ______        ______         ______
        Real estate contracts
          and mortgage notes
          receivable purchased
          through Metropolitan
          or affiliates              $   19,495,714   $  15,423,706  $   4,792,398
        Contract acquisition
          costs charged to
          Summit on purchased
          real estate contracts
          and mortgage notes
          receivable, including
          management under-
          writing fees                      681,991         243,414        347,021
                                        -----------     -----------     ----------
        Total cost of real
          estate contracts
          and mortgage notes
          receivable
          purchased from
          Metropolitan               $   20,177,705   $  15,667,120  $   5,139,419
                                        ===========     ===========     ==========
        Real Estate Contracts
          and Mortgage Notes
          Receivable Sold to
          Metropolitan or
          Affiliates                 $   10,122,544   $  4,044,423
        Interest expense
          paid to parent and
          affiliated companies       $       11,684   $       6,000  $     243,306
        Commissions capitalized
          as deferred costs,
          paid to an affiliate
          on sale of investment
          certificates               $      299,748   $     276,060  $     168,089
        Commissions deducted
          from additional
          paid-in capital,
          paid to an affiliate
          on sale of preferred
          stock                      $        7,552
        Dividends received from
          Western United Life
          Assurance Company                                          $     366,935

                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                                    ____________


9.    Related Party Transactions, Continued

      Advances to parent of $1,710,743 at September 30, 1993 represent advances to Metropolitan for the purchase of Summit's investments in real estate contracts and mortgage notes receivable.

      Advances due Metropolitan of $267,735 at September 30, 1994 represent real estate contracts and mortgage notes and related costs advanced by Metropolitan on behalf of Summit and are included in accounts payable.

      In December 1994, the Company reached an agreement with Metropolitan whereby it will acquire Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995. Additionally, the Company is negotiating the purchase of Old Standard Life Insurance Company (Old Standard) from Metropolitan. Both MIS and Old Standard are wholly-owned subsidiaries of Metropolitan.

10.   Supplemental Disclosures for Statements of Cash Flows

      Supplemental information on interest and income taxes paid during the years ended September 30, 1994, 1993 and 1992 is as follows:

                                           1994           1993        1992
                                          ______         ______      ______
        Interest paid                $  1,298,248    $   836,737   $  701,955
        Income taxes paid                   3,907            101        1,917




                       SUMMIT SECURITIES, INC. AND SUBSIDIARY

                      NOTES TO FINANCIAL STATEMENTS, Continued
                                    ____________

10.   Supplemental Disclosures for Statements of Cash Flows, Continued

      Non-cash investing and financing activities of the Company during the years ended September 30, 1994, 1993 and 1992 are as follows:

                                          1994           1993          1992
                                         ______         ______        ______
        Assumption of other debt
          payable in conjunction
          with purchase of real
          estate contracts and
          mortgage notes
          receivable                   $     81,451  $   235,374   $   259,116
        Assumption of other debt
          payable in conjunction
          with acquisition of
          real estate held
          for sale                           63,650       14,225        28,769
        Transfer of investment
          affiliate as full
          consideration for
          amount due on
          note payable to
          parent company                                             6,000,000
        Real estate held for sale
          acquired through
          foreclosure                       437,448      276,573       194,856
        Loans to facilitate
          the sale of
          real estate                        81,800      205,492        96,717
        Exchange of Summit
          Securities, Inc.
          preferred stock
          as full consideration
          for Metropolitan
          preferred and
          common stock                    3,022,425
        Additional paid-in
          capital resulting
          from income tax
          benefits associated
          with disaffiliation               206,872

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            N/A. The Company reported a change in accountants in its Form 8-K dated June 25, 1993.

                                      PART III

Item 10.    Directors and Executive Officers of Registrant.

            See "Executive Compensation" under Item 1.

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
                   Included in Part II, Item 8 of this report:

                       Reports of Independent Certified Public Accountants Consolidated Balance Sheets at September 30, 1994,
                           and 1993
                       Consolidated Statements of Income for the Years
                           Ended September 30, 1994, 1993 and 1992.
                       Consolidated Statements of Stockholder's Equity for
                           the years Ended September 30, 1994, 1993 and
                           1992
                       Consolidated Statements of Cash Flows for the Years
                           Ended September 30, 1994, 1993 and 1992
                       Notes to Consolidated Financial Statements

              2.   Financial Statements Schedules

                       Included in Part IV of this report:

                       Reports of Independent Certified Public Accountants
                           on Financial Statement Schedules.

                       Schedule VIII    --   Valuation and Qualifying Accounts
                       Schedule XII     --   Mortgage Loans on Real Estate

                       Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

              3.   Exhibits

    3(a)(i). Articles of Incorporation of the Company. (Exhibit 3(a) to (Registration No. 33-36775).

  *3(a)(ii).    Amendment to Articles of Incorporation dated January 20,
                1994.

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

       4(c). Form of Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1.

       4(d).    Form of Variable Rate Cumulate Preferred Stock
                Certificate.

       4(e).    Form of Investment Certificate.

     *10(a). Management, Acquisition and Servicing Agreement between Summit and Metropolitan Mortgage & Securities Co., Inc. dated September 9, 1994.

         11.    Computation of Earnings Per Common Share. (See Financial
                Statements.)

        *27.    Financial Data Schedules

*Filed herewith

         (b)    Reports on Form 8-K
                On or about September 15, 1994 Summit filed a Form 8-K reporting a change in control and including proforma financial information dated June 30, 1994 and September 30, 1993.

(c)  See Exhibit Volume hereinabove.

(d)  Financial Statement Schedules hereinbelow

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholder
Summit Securities, Inc.

Our report on the consolidated financial statements of Summit Securities, Inc. and subsidiary as of September 30, 1994 and 1993 and for the years then ended, is included in Item 8 herein. In connection with our audits of such financial statements, we have also audited the 1994 and 1993 financial statement schedules listed in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic 1994 and 1993 financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                            /s/ COOPERS & LYBRAND L.L.P.


Coopers & Lybrand L.L.P.


Spokane, Washington
November 21, 1994

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES



The Directors and Stockholders
Summit Securities, Inc.


     The audit referred to in our report dated December 7, 1992, relating to the financial statements of Summit Securities, Inc., for the year ended September 30, 1992, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed under Item 16(b) as of September 30, 1992 and for the year then ended. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

     In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.


                                   /s/ BDO SEIDMAN

                                     BDO Seidman


Spokane, Washington
December 7, 1992

                                                      SCHEDULE VIII

                               SUMMIT SECURITIES, INC.
                          VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                            Additions
                                          (Reductions)   Deductions
                           Balance at      Charged to        and        Balance
                            Beginning       Costs and     Accounts     at end of
Description                  of Year        Expenses       Written       Year
                                                             Off
                                                         (Recovery)
                           __________      __________     _________    _________
Allowance for Losses
Deducted from Real
Estate Contracts and
Mortgage Notes Receivable
on Balance Sheet
                1994         $96,654        $103,000      $(50,918)   $250,572
                1993          59,244          15,000       (22,410)     96,654
                1992          50,000          18,762          9,518     59,244


Allowances for Losses
Deducted from Real
Estate Held for Sale
on Balance Sheet

                1994          $6,757         $52,042         $8,499    $50,300
                1993              --          36,012         29,255      6,757
                1992              --              --             --         --


                                                                 Schedule XII

SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1994


Real estate contracts and mortgage notes ("Receivables) are located throughout the United States.
Approximately 16% of the face value of Summit's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest (Washington, Idaho,
Montana and Oregon), approximately 18% by property located in the Pacific Southwest (California,
Nevada and Arizona), approximately 14% by property located in the Southeast (Florida, Georgia,
North Carolina and South Carolina) and approximately 22% by property located in the Southwest
(Texas and New Mexico).  Less that 1% of the contracts are subject to variable interest rates.
Interest rates range from 0% to 20% with rates principally (87%) within the range of 7% to 12%.

                              Number                                   Carrying         Delinquent    Number of
                                of        Interest      Maturity       Amount of         Principal   Delinquent
Description                 Receivables     Rates         Dates       Receivables         Amount     Receivables
                            ----------    --------      --------      -----------       ----------   -----------
RESIDENTIAL                              Principally
First Mortgage > $75,000          46         7%-12%     1994-2024      $5,069,495        $331,928          3
First Mortgage > $40,000         122         7%-12%     1994-2024       6,554,375         303,003          5
First Mortgage < $40,000         338         9%-14%     1994-2023       7,190,121         250,572         33
Second or Lower> $75,000           4         8%-12%     1996-2014         405,950              --         --
Second or Lower> $40,000          23         7%-11%     1994-2020       1,240,937         155,577          3
Second or Lower< $40,000         155         9%-12%     1994-2024       3,387,961          43,920          2

COMMERCIAL
First Mortgage > $75,000           6         9%-11%     1998-2009         544,561              --         --
First Mortgage > $40,000          19         9%-10%     1995-2003       1,078,666              --         --
First Mortgage < $40,000          21         8%-10%     1995-2004         427,103              --         --
Second or Lower> $75,000           2         8%-10%     1999-2005         192,254              --         --
Second or Lower> $40,000           6         9%-11%     1997-2009         341,703              --         --
Second or Lower< $40,000          12         9%-11%     1996-2015         296,589              --         --

FARM, LAND AND OTHER
First Mortgage > $75,000           1            12%          1995         495,405              --         --
First Mortgage > $40,000           2         7%-10%     2004-2014         101,366              --         --
First Mortgage < $40,000          26         9%-12%     1995-2010         475,705              --         --
Second or Lower> $75,000           1             0%          1994         245,279              --         --
Second or Lower> $40,000           4         5%-12%     1998-2007         239,751              --         --
Second or Lower< $40,000           7        10%-12%     1996-2014         117,357              --         --
Unrealized discounts, net
of unamortized acquisition
costs, on receivables
purchased at a discount                                               (1,337,365)

Accrued Interest Receivable                                               466,350

Allowance for Losses                                                    (250,572)
                                                                      -----------
TOTAL                                                               $  27,282,991     $ 1,085,000
                                                                      ===========      ==========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                         Residential        Commercial     Farm, Land, Other       Total
                                          Principal          Principal         Principal         Principal
                                         -----------        -----------      -------------      -----------
October 1994 - September 1997           $ 2,324,000        $  721,000        $  777,000        $ 3,822,000
October 1997 - September 1999             2,425,000           816,000            92,000          3,333,000
October 1999 - September 2001             1,470,000           374,000           220,000          2,064,000
October 2001 - September 2004             2,220,000           362,000           109,000          2,691,000
October 2004 - September 2009             3,290,000           580,000           300,000          4,170,000
October 2009 - September 2014             2,744,000                --           176,863          2,920,863
October 2014 - Thereafter                 9,375,839            27,876                --          9,403,715
                                         ----------        ----------        ----------         ----------
                                        $23,848,839        $2,880,876        $1,674,863        $28,404,578
                                         ==========        ==========        ==========         ==========

                                               Schedule XII Continued

SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1994

                                              For the Years Ended
                                                 September 30,

                                      1994           1993           1992
Balance at beginning
  of period                       $19,527,225    $11,596,730    $ 8,233,732
                                  -----------     ----------     ----------
Additions during period

New receivables - cash             20,177,705     15,667,120      5,274,528

Loans to facilitate the
  sale of real estate
  held - non cash                      81,800        205,492         96,717

Assumption of other debt
  payable in conjunction with
  acquisition of new
  receivables - non cash               81,451        235,374        259,116

Increase in Accrued
  Interest                                 --        175,460        153,709
                                   ----------     ----------     ----------
Total Additions                    20,340,956     16,283,446      5,784,070
                                   ----------     ----------     ----------
Deductions During Period

Collections of Principal
  - cash                            1,829,515      4,039,074      2,245,741

Cost of Receivables Sold:          10,221,375      4,044,423             --

Foreclosures - non
  cash                                272,959        232,044        166,087

Decrease in Accrued Interest          107,423             --             --

Increase in Allowances
  for Losses                          153,918         37,410          9,244
                                   ----------     ----------     ----------
Total Deductions                   12,585,190      8,352,951      2,421,072
                                   ----------     ----------     ----------
Balance at End of Period          $27,282,991    $19,527,225    $11,596,730
                                  ===========     ==========     ==========

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SUMMIT SECURITIES, INC.

                              /S/ John Trimble

                        By_______________________________________________
                              John Trimble, President/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

         Signature                       Title                            Date

  /S/ John Trimble
                                  President/Director
_________________________                                               1/12/95
  John Trimble


 /S/ Philip Sandifur              Vice President/Director               1/12/95
_________________________
Philip Sandifur


/S/ Tom Turner
                                  Secretary/Treasurer
_________________________         Director                              1/12/95
  Tom Turner


/S/ Ernest Jurdana                Chief Financial Officer               1/12/95
________________________
Ernest Jurdana

As filed with the Securities and Exchange Commission on January 12, 1995. SEC File No. 33-36775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________________

FORM 10-K

Under

THE SECURITIES EXCHANGE ACT OF 1934

- ----------------------------------

(Exact name of registrant as specified in charter)

SUMMIT SECURITIES, INC.

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

John Trimble
President
Summit Securities, Inc.
W. 929 Sprague Avenue
Spokane, WA 99204
Telephone No. (509) 838-3111
_____________________________________
(Name, address, including zip code,
and telephone number, including area
code, of agent for service)
_____________________________________

EXHIBIT VOLUME

EXHIBIT INDEX

                                                                      Page
                                                                     Number

  *3(a)(ii).   Amendment to Articles of Incorporation
               dated January 20, 1994.

     *10(a).   Management, Acquisition and Servicing
               Agreement between Summit and
               Metropolitan Mortgage & Securities
               Co., Inc. dated September 9, 1994.

        *27.   Financial Data Schedules

*Filed herewith

                                                      Exhibit 3(a)(ii)

                                ARTICLES OF AMENDMENT

                                         OF

                               SUMMIT SECURITIES INC.



      Articles of Amendment of the Articles of Incorporation of SUMMIT SECURITIES INC. are herein executed by said corporation, pursuant to the provisions of Title 30 Idaho Business Corporation Act, Section 30-1-61.

1.    The name of the corporation is SUMMIT SECURITIES INC.

2. Article 4 of the Articles of Incorporation is amended and restated as follows effective January 20, 1994:

            The authorized capital stock of the corporation shall consist of two million shares of a single class of common stock and ten million shares of a single class of preferred stock.

            The shares of common stock shall be of the par value of $10.00 each. The holders of shares of common stock shall be entitled to receive dividends out of the funds of the corporation legally available therefor at the rate, and at the time or times, whether cumulative or non-cumulative, as may be authorized by the Board of Directors. The holders of shares of common stock shall have the right, on the basis of one vote per share, to vote for the election of members of the Board of Directors of the corporation and all other matters on which stockholders are required by law, or requested by the Board of Directors, to vote.

            The shares of preferred stock shall be of the par value of $10.00 each. The holders of preferred stock shall be entitled to receive cumulative dividends out of the funds of the corporation legally available therefor at the rate, and at the time or times as may be authorized by the Board of Directors before any dividend shall be paid on or set apart for the common stock. The holders of shares of preferred stock shall have no voting rights except as may be required by law.

            The Board of Directors is hereby expressly authorized to divide the shares of preferred stock into series, to designate the same and to fix and determine the rights and preferences of the shares of each series so established including dividend rates; redemption provisions; sinking fund provisions for redemption or repurchase; and conversion or exchange privileges and liquidation rights and priorities.

            All or any part of the authorized common stock and preferred stock may be issued by the corporation from time to time and for such consideration as may be determined upon and fixed by the Board of Directors.

3. Said Amendment was adopted at a meeting of the shareholders of said Corporation on January 20, 1994.

4. The number of shares outstanding and entitled to vote thereon is 20,000.

5.    The number of shares for or against the amendment is as follows:

                  For the amendment:                  20,000

                  Against the amendment:               0

6. The Amendment does not provide for an exchange, reclassification or cancellation of existing shares.

7. The Amendment does not effect a change in the amount of stated capital.




      DATED: January 20, 1994       SUMMIT SECURITIES INC.


                                                /s/ Reuel Swanson
                                                ___________________________
                                                Reuel Swanson, Secretary

                                                                  EXHIBIT 10

                     MANAGEMENT, ACQUISITION AND SERVICING AGREEMENT



      Agreement made this 9th day of September, 1994 by and between Summit Securities, Inc. (hereinafter "SUMMIT"), a Washington corporation with principal offices at 1000 West Hubbard, Suite 140, Coeur d'Alene, ID 83814, and Metropolitan Mortgage & Securities Co., Inc. (hereinafter "METROPOLITAN"), a Washington corporation with its principal office at W. 929 Sprague Ave., Spokane, Washington 99204, (also hereinafter referred to jointly as the "Parties".)
                                       WITNESSETH
      WHEREAS, METROPOLITAN engages in the business of purchasing and servicing receivables, and maintains subsidiaries, internal staff, and
operations to support such activities, and;           WHEREAS, SUMMIT also
engages in the business of investing in receivables, but SUMMIT does not maintain internal staff or operations to support the purchasing and servicing of receivables, and;
      WHEREAS, METROPOLITAN has the personnel, systems and expertise to provide to SUMMIT general support services, receivable acquisition services and receivable collection and management services, and;
      WHEREAS, SUMMIT desires to obtain from METROPOLITAN general support services, receivable acquisition services and receivable collection and management services;
      NOW THEREFORE, for the foregoing reasons and in consideration of the mutual promises, covenants and agreements set forth herein, the parties promise, covenant and agree as follows:
I.  REPRESENTATIONS AND WARRANTIES OF METROPOLITAN:
METROPOLITAN REPRESENTS AND WARRANTS TO SUMMIT THAT:
      1. METROPOLITAN is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington.
      2. METROPOLITAN is licensed, or qualified, and in good standing in each of the states where the laws require licensing or qualification in order to conduct METROPOLITAN'S receivable acquisition, collection and management activities, or METROPOLITAN is exempt under applicable law from such licensing or qualification.
      3. The consummation of the transactions contemplated herein have been validly authorized and all requisite corporate action has been taken by METROPOLITAN to make this agreement binding upon METROPOLITAN in accordance with its terms.
      4. The consummation of the transactions contemplated by this agreement are in the ordinary course of business of METROPOLITAN.
      5. The execution and delivery of this agreement, the servicing of receivables by METROPOLITAN, the other services and transactions contemplated hereby, and the fulfillment of and compliance with the terms and conditions of this agreement, will not conflict with or result in a breach of any of the terms of METROPOLITAN's articles of incorporation, bylaws or any other agreement, instrument, law, regulation, rule, order, or judgment to which METROPOLITAN is now a party or by which it is bound. METROPOLITAN is not subject to any agreement, instrument, law, regulation, rule, order or judgment which would impair the ability of SUMMIT to collect its receivables or impair the value of SUMMIT'S receivables.
      6. METROPOLITAN does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this agreement.

      7. There is no action, suit, proceeding or investigation pending or threatened against METROPOLITAN which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of METROPOLITAN, or in any material impairment of the right or ability of METROPOLITAN to carry on its business substantially as now conducted, or which would draw into question the validity of this agreement or of any action taken or to be taken in connection with the obligations of METROPOLITAN contemplated herein, or which would be likely to impair materially the ability of METROPOLITAN to perform under the terms of this agreement.
      8. No consent, approval, authorization or order of any court or governmental agency or body is required for METROPOLITAN'S execution, delivery and performance of or compliance with this agreement.
      9. The receivables acquisition practices, receivable collection practices and other services provided hereunder shall each be conducted in accordance with generally accepted business practices in all respects, as applicable to each respective activity.
II. REPRESENTATIONS AND WARRANTIES OF SUMMIT
SUMMIT REPRESENTS AND WARRANTS TO METROPOLITAN THAT:
      1. SUMMIT is a corporation duly organized, validly existing and in good standing under the laws of the State of Idaho.
      2. SUMMIT is licensed or qualified, and in good standing in each of the states where the laws require licensing or qualification in order to hold and enforce the terms of its receivables and conduct its business, or SUMMIT is exempt under applicable law from such licensing or qualification.
      3. The consummation of the transactions contemplated herein have been validly authorized and all requisite corporate action has been taken by SUMMIT to make this agreement binding upon SUMMIT in accordance with its terms.
      4. The consummation of the transactions contemplated by this agreement are in the ordinary course of business of SUMMIT.
      5. The execution and delivery of this agreement, the fulfillment of and compliance with the terms and conditions of this agreement, will not conflict with or result in a breach of any of the terms of SUMMITS articles of incorporation, bylaws or any other agreement, instrument, law, regulation, rule, order, or judgment to which SUMMIT is a party, by which it is bound or its property is subject, which would impair the ability of METROPOLITAN to service and collect the receivables in accordance with the terms of this Agreement.
      6. SUMMIT does not believe, nor does it have any reason or cause to believe, that it cannot perform each and every covenant contained in this agreement.
      7. There is no action, suit or proceeding or investigation pending or threatened against SUMMIT which, either in any one instance or in the aggregate, may result in any material adverse change in the business, operations, financial condition, properties or assets of SUMMIT, or in any material impairment of the right or ability of SUMMIT to carry on its business substantially as now conducted, or which would draw into question the validity of this agreement or of any action taken or to be taken in connection with the obligations of SUMMIT contemplated herein, or which would be likely to impair materially the ability of SUMMIT to perform under the terms of this agreement.
      8. No consent, approval, authorization or order of any court or governmental agency or body is required for SUMMIT's execution, delivery and performance of or compliance with this agreement.
III. GENERAL SUPPORT SERVICES:
1.    DESCRIPTION OF SERVICES
      a.    Administrative Support Services:
      METROPOLITAN shall provide SUMMIT administrative support services including but not limited to Human Resources, Information Systems, Art & Advertising, Accounting, legal, check processing, and cashiering services.
      b.    Financial Services:
      METROPOLITAN shall provide financial advice to SUMMIT.
      c.    Office Space:
      METROPOLITAN shall lease or sublease to SUMMIT sufficient office space for SUMMIT'S business needs at METROPOLITAN'S headquarters facility in Spokane, Washington and/or such other location as agreed to by the parties. Any such lease may include lease of office furnishing and equipment.
2.    FEES FOR GENERAL SUPPORT SERVICES
      SUMMIT will pay METROPOLITAN monthly fees for General Support Services provided by METROPOLITAN to SUMMIT. Fees for General Support Services
shall be determined by mutual agreement of the parties.
IV. RECEIVABLE ACQUISITION SERVICES
1.    GENERAL DUTIES AND AUTHORITY
      METROPOLITAN shall provide receivable acquisition services to SUMMIT which shall be performed substantially in compliance with the following:
      a. METROPOLITAN shall secure opportunities for SUMMIT to purchase receivables through the use of METROPOLITAN's branch office system, industry contacts and the other methods developed by METROPOLITAN for its own receivable purchases.
      b. In reviewing the receivables offered to SUMMIT, METROPOLITAN shall review, among other things, the receivable loan to value ratio, security value, security condition, payment record, payor's credit, security title reports and legal documents, taking into account the investment guidelines provided by SUMMIT.
      c. METROPOLITAN or its agent, shall close the receivable purchase in a manner and using practices which are consistent with industry standards for the location where the receivable is closed.
      d. Loans resulting from financing that may be provided by METROPOLITAN as a means to induce the purchase of property (e.g. for the financing of repossession resales or other seller financing) may be placed in SUMMIT's receivable portfolio if such receivables are consistent with SUMMIT's investment guidelines.
      e. METROPOLITAN shall prepare and maintain such books, records, computer systems and procedures as shall be required and necessary to maintain control over the day to day activities regarding offers to purchase and closing of receivable purchases.
      f. METROPOLITAN shall furnish to SUMMIT such periodic, special or other reports or information as requested by SUMMIT including reports of total receivables purchased, closing periods and closing costs.
      All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which
      SUMMIT may give.
      g. METROPOLITAN may carry out any other activity or procedure, which in METROPOLITAN's discretion, is necessary or appropriate in connection with the acquisition and closing of the receivables for the benefit of SUMMIT.
2.    RECEIVABLE ACQUISITION SERVICES FEE:
      SUMMIT shall pay METROPOLITAN fees for Receivable Acquisition and Support Services provided by METROPOLITAN to SUMMIT. Fees shall be determined by mutual agreement of the parties.
3.    RIGHT TO REJECT.
      SUMMIT shall have the right at anytime to review the receivables acquired pursuant to this agreement and to reject any receivables which in SUMMIT's opinion are not consistent with its investment guidelines as such guidelines existed at the time of the acquisition. Any receivables not rejected within three months of acquisition are deemed accepted. Any receivable which is rejected shall be purchased by METROPOLITAN at its face amount or such other amount as agreed to by the parties.
V. RECEIVABLE COLLECTION AND MANAGEMENT SERVICES
1.    SERVICING:
      METROPOLITAN or its agents shall perform collection and management services for SUMMIT substantially in compliance with the following:
      a.    Hold and safe keep all original receivable documents and files.
      b. Prepare and maintain such books, records, computer systems and procedures as shall be required and necessary to maintain control over the day to day activities regarding the collection and enforcement of the rights, obligations and performance of each receivable subject to this agreement.
      c. Furnish to SUMMIT such periodic, special, or other reports, documents or information as requested by SUMMIT including, but not limited to, cash receipt reports, aging of all receivables balances on a contractual basis, and itemizations of unearned or deferred income all in accordance with generally accepted accounting and statutory accounting principles. All such reports, documents or information shall be provided by and in accordance with all reasonable instructions and directions which SUMMIT may give.
      d. METROPOLITAN shall manage the receipt of receivable payments substantially as follows:
            i. Deposit all monies received from the receivable payors into a general collection account maintained by METROPOLITAN, or its agent, which account may contain other monies and funds which may be held for others. Within a reasonable time the amounts collected and deposited on behalf of SUMMIT shall be transferred to an account designated by SUMMIT.
            ii. For the purposes of this subparagraph d, reasonable time shall mean two to three business days, unless extraordinary circumstances beyond METROPOLITAN'S control, such as computer failure, makes such time frame unreasonable, in which case the reasonable time shall be two to three days following elimination of the circumstances causing the delay.
      e. Accept and remit to appropriate parties any amounts designated as reserves for the payment of real estate taxes, insurance premiums or similar items as may be provided by the receivable documents;
      f. Monitor the tax, insurance and other payments required to be paid directly by receivable payor to third parties, or collect from the receivable payors and remit to the appropriate third parties any amounts due for any taxes imposed upon the real estate securing any receivable, any insurance premiums and any other sums required to be paid by the receivable payor pursuant to the terms of any receivable. Any funds so collected by METROPOLITAN or subsidiaries shall be held in escrow if required by the receivable documents or applicable regulations, or METROPOLITAN shall pay such sums to SUMMIT as provided
      in Paragraph V.1.d. hereinabove.   METROPOLITAN shall pay out such
      monies to such taxing authorities or other parties or persons as shall be authorized to receive such payments.
      g. Implement routine collection procedures (including telephone calls and the preparation and mailing of written notices) as METROPOLITAN may, in its discretion, deem to be reasonable or appropriate and in accordance with its customary practice and procedure in the servicing of its own accounts, on delinquent receivables;
      h. When appropriate, in METROPOLITAN's discretion, METROPOLITAN or its agent may undertake any legal action, whether judicial or non-judicial, to enforce the payment of any sums due or other performance required by the terms of any receivable documents or to foreclose upon or forfeit any real estate or other security securing a receivable.
            i. Whenever METROPOLITAN shall commence suit to enforce the terms of a receivable which is subject to this agreement, METROPOLITAN shall be deemed to be the authorized legal agent and representative of SUMMIT in any court of law in any federal, state, or commonwealth, or other court of competent jurisdiction, and to so act, without receiving any other prior authority of SUMMIT, to enforce, sue, settle, compromise, and/or collect such monies and recover any and all such real estate security which shall be the subject of any receivable. Any such action may be maintained in the name of "SUMMIT" or "METROPOLITAN", at METROPOLITAN's discretion.
      j. Carry out any other activity or procedure which, in METROPOLITAN'S discretion, is necessary or appropriate in connection with the maintenance and enforcement of the receivables for the benefit of SUMMIT.
2.    COOPERATION BY SUMMIT
      SUMMIT agrees to cooperate with METROPOLITAN in the enforcement of all receivables, make personnel available to METROPOLITAN and cause such personnel to execute documents, and to make such documents, records, papers, or other items of evidence available as needed to assist
METROPOLITAN in the collection and servicing of the receivables subject to this agreement.
3.    RECEIVABLE COLLECTION AND MANAGEMENT SERVICES FEES
      SUMMIT agrees to compensate METROPOLITAN for its duties performed hereunder in the following manner and amounts:
      a. SUMMIT agrees to pay in addition to any applicable taxes a monthly management and servicing fee. Such sum shall be due whether or not a receivable is in default. The Receivable Collection and Management Services Fee shall be determined by mutual agreement of the parties.
      b. In addition, SUMMIT shall reimburse METROPOLITAN for all outside attorney costs and all third party fees and charges which may be incurred in performance of the collections services.
      c. SUMMIT agrees that as additional compensation to METROPOLITAN for such management and collection efforts that METROPOLITAN shall be entitled to retain any and all late charges, extension charges, and any other charges or costs imposed upon a delinquent obligor that do not relate to changing the terms or conditions of the loan to effect a restructuring or otherwise.
VI. GENERAL TERMS AND CONDITIONS
1.    ADJUSTMENTS TO FEES
      METROPOLITAN may, from time to time, change the method for determining any or all of the fees charged pursuant to this agreement so long as the new method conforms with the intent of the parties, is reasonable and reflects changes in market rates and/or the cost for providing such services.
2.    REVIEW OF FEES
      SUMMIT shall have the right at any time to review the method for determining the fees charged pursuant to this Agreement. If, in SUMMIT's opinion, any fee is unacceptable SUMMIT may request a review by the officers of SUMMIT and METROPOLITAN, who shall use their best efforts to resolve any objection in consideration of the best interests of both parties.
3.    NON-EXCLUSIVITY OF AGREEMENT
      a. This agreement is non-exclusive. SUMMIT reserves the right and privilege to employ and engage, from time to time, any other entity or person to perform any of the services which are the subject of this agreement, or may itself perform any such services. Such actions by SUMMIT shall not be construed as an event of termination of this agreement.
      b. SUMMIT may withdraw any receivable at any time from those being serviced pursuant to this agreement, which action shall not be a breach or termination of this agreement.
4.    DELEGATION
      METROPOLITAN may utilize, delegate to or subcontract with any of its subsidiaries, divisions, affiliates or third parties in connection with its performance of the terms of this agreement, in full or in part, as deemed appropriate at METROPOLITAN's discretion.
5.    RIGHT TO EXAMINE METROPOLITAN'S RECORDS
      SUMMIT shall have the right to examine and audit any and all of the books, records, or other information of METROPOLITAN, with respect to or concerning this agreement or the receivables during business hours or at such other times as may be reasonable under applicable circumstances.
6.    EVENT OF DEFAULT
      The following shall be construed as an event of default:
      a. The failure by METROPOLITAN to deliver any and all monies received by METROPOLITAN which METROPOLITAN is obligated to pay to SUMMIT pursuant to the terms of this agreement;
      b. The failure by SUMMIT to deliver any sums required to be paid to METROPOLITAN pursuant to the terms of this agreement.
      c. The failure of either party to perform in accordance with the terms and conditions of this agreement to the extent that such failure to perform shall constitute a material breach of a term or condition of this agreement.
      d. In the event that METROPOLITAN shall file bankruptcy or otherwise be determined to be insolvent, this agreement may be terminated by SUMMIT and SUMMIT may take immediate steps to employ another entity to collect and service the receivables then being serviced by METROPOLITAN.
7.    TERMINATION
      a. Either party may terminate this agreement by providing written notice of termination to the other party, in which event this agreement shall terminate immediately upon receipt of such notice or at such later date as provided in said notice.
      b. In the event of a default as defined in paragraph VI.6. hereinabove, the non-defaulting party may, in lieu of immediately terminating this agreement, provide written notice of default to the defaulting party, which notice shall set forth the time-period for cure, which shall be no less than ten (10) days from receipt of the notice by the defaulting party. If the breaching party does not cure the default within the time period set forth in the notice, this agreement shall terminate upon expiration of said time period.
8.  NOTICE
      Notice under this agreement shall be in writing, and delivered by hand, receipt acknowledged, or delivered by registered certified United States mail, return receipt requested, and if refused, by regular United States mail, addressed to the parties as stated below:
      a.    ATTN:  PRESIDENT
            METROPOLITAN MORTGAGE & SECURITIES CO., INC.
            W. 929 Sprague Ave.
            Spokane, WA 99204.

      b.    ATTN:  PRESIDENT
            SUMMIT SECURITIES INC.
            1000 W. Hubbard, Suite 140
            Coeur d'Alene, ID 83814

9.  BINDING EFFECT
      This agreement sets forth the entire agreement between the parties, and shall be binding upon all successors and assigns of both of the parties hereto, and shall be construed under the laws of the State of Washington.
10. PRIOR AGREEMENTS
      This agreement replaces and supercedes each and every prior agreement executed by the parties related to the management, Receivable acquisition and Receivable collection services provided by METROPOLITAN to SUMMIT.
  This agreement is executed the day, month, and year first above written by the duly authorized officers of each party.
METROPOLITAN MORTGAGE &             SUMMIT SECURITIES, INC.
SECURITIES CO., INC.

        /S/ C. Paul Sandifur, Jr.                      /S/ John Trimble
By:                                             By:
       C. Paul Sandifur, Jr.                          John Trimble
       President                                      President


Attest  /S/ Susan Thomson                 Attest      /S/ Tom Turner
       Susan Thomson                                  Tom Turner
       Assistant Secretary                            Secretary/Treasurer

               ADDENDUM TO MANAGEMENT, ACQUISITION AND SERVICING AGREEMENT

                                         BETWEEN

                                 SUMMIT SECURITIES, INC.

                                           AND

                      METROPOLITAN MORTGAGE & SECURITIES CO., INC.


DATE OF ORIGINAL AGREEMENT:          September 9, 1994

DATE OF THIS ADDENDUM:               September 9, 1994

ADDENDUM NUMBER:                                 1


1.    FEES FOR GENERAL SUPPORT SERVICES
      a.    Administrative Support Fees:
            i. SUMMIT will pay METROPOLITAN a monthly fee for general office services provided by METROPOLITAN to SUMMIT. It is the intent of the parties hereto that the Administrative Support Fees be calculated at a fair and equitable rate that reflects the current market cost for comparable services.

            ii. METROPOLITAN has developed and shall continue to maintain a cost-allocation system designed to measure the activity of the general support services departments used by both parties, to provide a basis for allocation of the costs generated by those departments. The cost allocation system shall be expressed in terms of labor hours, machine hours, square footage, and/or other appropriate measures. The cost allocation system will be used to support charges found in the market place for comparable services and may be used as a proxy for market charges when the market cost for such services cannot be determined and as agreed to by the parties.

      b.    Financial Services Fees:
            i. SUMMIT shall pay to METROPOLITAN an agreed amount to METROPOLITAN for METROPOLITAN providing financial consultation and advice.
            ii. The financial consultation and advice, when provided, shall be charged at a fee negotiated by the parties in each instance and based upon the expertise and hours required to provide the service.
      c.    Office Space Rental Fees:
            i. SUMMIT shall also pay to METROPOLITAN an agreed amount of rent for the real and personal property utilized by SUMMIT during the term hereof, which amount shall be determined on the basis of a triple net lease.
            ii. The lease for office space and related triple net charges shall be determined on a square foot basis, based upon a percentage of the building's total expenses, or such other appropriate measure as determined by the parties.
2.    RECEIVABLE ACQUISITION SERVICES FEE:
      a. METROPOLITAN shall acquire receivables for SUMMIT, which, after deduction of METROPOLITAN's fee, earn a minimum net yield equivalent to the yield obtainable in the market place for assets of comparable credit quality (estimated to approximate 400 basis points over the average Treasury Mortgage Equivalent Yield). Calculation of this fee shall be determined by mutual agreement of the parties.
      b. The minimum fee to METROPOLITAN will be no less than 100 basis points for all receivables purchased through its origination network.
      c. The following formula sets forth the initial method for calculating the fee and corresponds to the sample calculation set forth in Exhibit A.
            i. Determine the net carrying value (net book value) of the receivables(s) by decreasing its/their face amount by the purchase discount, and adding back the capitalized closing costs. For the purposes of this paragraph, purchase discount is the difference between the face value of the receivable and its purchase price paid to the third party seller.
            ii. Determine the weighted average remaining contractual term of the receivable(s).
            iii. Set forth the expected average remaining life for the receivable(s), which expectation shall be determined after applying the prepayment assumption set forth in paragraph v. The average remaining life is equal to the life in which the average balance is reached.
            iv. Determine the weighted average coupon (weighted average interest rate) for the receivable(s).
            v. Set forth the expected prepayment assumption for the receivable(s) which shall be determined by considering the weighted average coupon (set forth in iv. hereinabove) in light of the current interest rate environment.
            vi. Determine the average weekly treasury yield for the expected average time to maturity of the receivable(s) as set forth in paragraph IV.2.c.iii. over the time period that the receivable(s) was/were acquired. The weekly yield shall be a weekly average calculated on a consistent basis, such as the average weekly rate published by the Bloomberg Investment System. The rate used may reflect an interpolation between proximate treasury yields and terms. The rate may be the result of rounding to the nearest whole year, e.g. an expected receivable average term of 4.6 years may be rounded to 5.0 years.
            vii. Determine the mortgage equivalent (monthly payment equivalent) for the average weekly treasury yield set forth in
            vi. hereinabove.
            viii. Add the appropriate spread to the mortgage yield equivalent (IV.2.a.). The result is the receivable yield to SUMMIT (subject to IV.2.b.).
            ix. Determine the percent of the face value of the receivable which SUMMIT can pay to achieve its yield requirement as set forth in viii. hereinabove.
            x. Set forth the dollar amount which results from applying the percent in paragraph ix, to the face amount of the receivable.
            xi. The difference between the amount SUMMIT can pay to obtain its desired yield (ix.) and the net carrying value (i.), is the acquisition services fee.
            xii. Determine that the fee prescribed in (xi) is equal to or greater than the minimum fee prescribed in IV.2.b. If the fee derived from the above formula is less than the minimum then recalculate the fee at the prescribed minimum.
      d. The receivable acquisition services fee may be calculated by METROPOLITAN, at its discretion, on an individual receivable basis, or on a pooled basis.
3.    COMPENSATION FOR CONTRACT SERVICES
      SUMMIT agrees to compensate METROPOLITAN for its duties performed hereunder in the following manner and amounts:
      a. SUMMIT agrees to pay in addition to any applicable taxes a monthly management and servicing fee. Such sum shall be due whether or not a receivable is in default. The fee shall be calculated based on the cost for similar services in the market place. The charge will be derived based generally on the following methodology: The standard servicing charge in the market place for conventional residential loans (currently 25 basis points) will be applied to the average Washington, regional, or national average loan balance. The parties may agree to further segregate the charges between residential, commercial or other loan property types. The resulting annual per loan charge will be divided by the recent average SUMMIT loan balance and multiplied by one plus a factor that considers the additional servicing cost attendant to the types of loan products generally acquired by SUMMIT.

METROPOLITAN MORTGAGE &             SUMMIT SECURITIES, INC.
SECURITIES CO., INC.


By:    /S/ C. Paul Sandifur, Jr.                By: /S/ John Trimble
       C. Paul Sandifur, Jr.                          John Trimble
       President                                      President


Attest /S/ Susan Thomson                  Attest       /S/ Tom Turner
       Susan Thomson                                  Tom Turner
       Assistant Secretary                            Secretary/Treasurer

                                                            Exhibit 27

[ARTICLE]5
[MULTIPLIER] 1,000

<PERIOD TYPE>                 <YEAR>
[FISCAL-YEAR-END]                               SEP-30-1994
[PERIOD-END]                                    SEP-30-1994
[CASH]                                             3,609
[SECURITIES]                                       3,022
[RECEIVABLES]                                     27,534
[ALLOWANCE]                                          251
[INVENTORY]                                            0
[CURRENT-ASSETS]                                       0
[PP&E]                                                 0
[DEPRECIATION]                                         0
[TOTAL-ASSETS]                                    35,102
[CURRENT-LIABILITIES]                                  0
[BONDS]                                           31,213
[COMMON]                                             100
[PREFERRED-MANDATORY]                                  0
[PREFERRED]                                          317
[OTHER-SE]                                         2,904
<TOTAL-LIABILITY-AND-EQUITY.                      35,102
[SALES]                                                0
[TOTAL-REVENUES]                                   3,395
[CGS]                                                  0
[TOTAL-COSTS]                                        307
[OTHER-EXPENSES]                                       0
[LOSS-PROVISION]                                     155
[INTEREST-EXPENSE]                                 2,528
[INCOME-PRETAX]                                      405
[INCOME-TAX]                                         140
[INCOME-CONTINUING]                                  265
[DISCONTINUED]                                         0
[EXTRAORDINARY]                                        0
[CHANGES]                                              0
[NET-INCOME]                                         265
[EPS-PRIMARY]                                         13.47
[EPS-DILUTED]                                         13.47