Form 10-Q/A
period 1994-12-31
SUMMIT SECURITIES INC /ID/
filed 1995-05-09
CIK 868016

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                          AMENDED FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     10,000 SHARES - Common at January 31, 1995.

                       SUMMIT SECURITIES, INC.

                                INDEX

                                                      Page No.

Part I - Financial Information:

  Condensed Consolidated Balance Sheets --
  December 31, 1994
  and September 30, 1994

  Condensed Consolidated Statements of Operations--
  Three Months Ended December 31,
  1994 and 1993 (Unaudited)

  Condensed Consolidated Statements of Cash Flows
  Three Months Ended December 31, 1994 and
  1993 (Unaudited)

  Notes to Condensed Consolidated Financial Statements

  Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations

Part II - Other Information

                   PART I -  FINANCIAL INFORMATION

                       SUMMIT SECURITIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                         December 31,   September 30,
                                             1994           1994
                                          (Unaudited)
ASSETS
  Cash and Cash Equivalents              $  1,249,315   $  3,608,764
  Investments in Affiliated Company         3,022,425      3,022,425
  Real Estate Contracts and Mortgage
    Notes, Net of Unrealized Discounts
    and Allowance For Losses               31,727,299     27,282,991
  Real Estate Held For Sale                   509,700        452,700
  Deferred Costs                              701,533        705,994
  Other Assets                                 18,875         29,114
                                           ----------     ----------
    TOTAL ASSETS                         $ 37,229,147   $ 35,101,988
                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Investment Certificates and Accrued
    Interest                             $ 32,859,654   $ 31,092,830
  Debt Payable                                 54,680        119,888
  Accounts Payable and Accrued Expenses       551,860        416,262
  Accrued Income Taxes Due Parent             182,878        151,778
                                           ----------    -----------
TOTAL LIABILITIES                          33,649,072     31,780,758
                                           ----------    -----------
STOCKHOLDERS' EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  10,000 Shares Issued and Outstanding        100,000        100,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  34,177 and 31,719 Shares Issued and
  Outstanding
  (Liquidation Preference $3,417,750 and
    $3,171,940, respectively)                 341,775        317,194
  Additional Paid-In Capital                1,663,229      1,454,063
  Retained Earnings                         1,475,071      1,449,973
                                           ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                  3,580,075      3,321,230
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $ 37,229,147   $ 35,101,988
                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                             Three Months Ended
                                                December 31,
                                             1994          1993
REVENUES:
  Interest and Earned Discounts       $    909,559   $    685,751
  Realized Net Gains on Sales of
    Investment Securities                                   4,252
  Realized Net Gains on Sales of
    Receivables                             49,103
  Real Estate Sales                        169,000         39,000
  Dividend Income                           58,870
  Other Income                              28,659         14,153
                                         ---------     ----------
TOTAL REVENUES                           1,215,191        743,156
                                         ---------     ----------
EXPENSES:
  Interest                                 758,259        573,021
  Cost of Real Estate Sold                 169,035         27,882
Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                             89,729         11,627
Operating Expenses                          64,976         66,025
                                         ---------      ---------
TOTAL EXPENSES                           1,081,999        678,555
                                         ---------      ---------
Income Before Income Taxes                 133,192         64,601
Provision for Income Taxes                 (31,751)       (22,217)
                                         ---------      ---------
NET INCOME                                 101,441         42,384
Preferred Stock Dividends                  (76,343)
                                         ---------      ---------
Income Applicable to Common
  Shareholder                         $     25,098   $     42,384
                                         =========      =========

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                              Three Months Ended
                                                 December 31,
                                             1994           1993
                                                          Restated
CASH PROVIDED BY OPERATING ACTIVITIES    $    696,434   $    565,183
                                           ----------     ----------
INVESTING ACTIVITIES:
Proceeds from Advances from Parent
  and Affiliate Companies                                    595,662
Principal Payments on Real Estate
  Contracts and Mortgage Notes              1,195,206      1,378,789
Purchase of Real Estate Contacts
  And Mortgage Notes                      (10,814,580)      (619,380)
Proceeds From Real Estate Sales                15,500         39,000
Additions to Real Estate Held                 (29,464)        (2,295)
Proceeds from Sale of Receivables           5,305,602
                                           ----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                   (4,327,736)     1,391,776
                                           ----------     ----------
FINANCING ACTIVITIES:
Proceeds From Sale of Investment
    Certificates                            1,765,981      2,625,722
Repayment of Investment Certificates         (400,058)      (500,765)
Repayment to Banks and Others                (185,388)        (1,642)
Debt Issuance Costs                           (66,086)       (94,572)
Issuance of Preferred Stock                   233,747
Cash Dividends                                (76,343)
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            1,271,853      2,028,743
                                           ----------     ----------
NET INCREASE (DECREASE)IN CASH
    AND CASH EQUIVALENTS                   (2,359,449)     3,985,702
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                               3,608,764      3,594,472
                                            ---------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                        $  1,249,315   $  7,580,174
                                           ==========     ==========
NON CASH INVESTING AND FINANCING
      ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction With Purchase of Real
    Estate Contracts and Mortgage Notes  $    120,230
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                          $    289,000   $     91,856
  Loans to Facilitate the Sale of
    Real Estate                          $    153,500
  Assumption of Other Debt Payable in
    Conjunction with Acquisition of
    Real Estate Held for Sale                           $     63,650

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1994 and the results of operations and cash flow for the three months ended December 31, 1994 and 1993. The results of operations for the three month period ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $1,250,000 at December 31, 1994 and $1,085,000 at September 30, 1994.

3. Summit Securities, Inc. is a wholly-owned subsidiary of National Summit Corp. The Company files consolidated federal income tax returns with its parent. The Company is allocated a current and deferred tax provision from National Summit Corp. as if the Company filed a separate tax return.

4. Summit Securities, Inc. had no outstanding material legal proceedings other than normal proceedings associated with receivable foreclosures.

5. Certain amounts in the prior years' condensed financial statements have been reclassified to conform with the current years' presentation. The prior years' condensed statement of cash flows has been restated to include purchases and sales of available-for-sale securities in operating activities. In the prior year these transactions were reported as investing activities. The effect of this restatement was an increase of $4,293 in cash provided by operating activities and a similar reduction in net cash provided by investing activities.

6.   On December 15, 1994, the Company reached an agreement with
     Metropolitan Mortgage & Securities Co., Inc. (Metro), the
     Company's former parent company, whereby it will acquire
     Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995. Additionally, the Company is negotiating the purchase of Old Standard Life Insurance Company (OSL) from Metro. Both MIS and OSL are wholly-owned subsidiaries of Metro.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Pending Transactions:

     On December 15, 1994, Metropolitan Mortgage & Securities Co., Inc. (Metro) and Summit Securities Inc. (Summit or the Company) entered into an understanding that on January 31, 1995 Metropolitan Investment Securities (MIS) would be sold to Summit. The purchase price is currently estimated at $287,000, the approximate net book value of MIS. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Metro and Summit. It is not anticipated that this sale will materially affect the business of MIS. Also on December 15, 1994, Metro and Summit entered into an understanding that on January 31, 1995, Metro will discontinue its property development division, which consists of a group of employees experienced in real estate development. On the same date, Summit will commence the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation is negotiating an agreement with Metro to provide property development services to Metro.

     Summit is also currently negotiating the acquisition of Old Standard Life Insurance Company (OSL) from Metro. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities, and funds derived from receivable cash flows. It is currently anticipated that this sale will occur during the first quarter of calendar 1995. The purchase price is currently estimated at $2.6 million, the approximate net book value of OSL, with future contingency payments based on the earnings of OSL. The final purchase price will be established based upon an actuarial valuation of OSL.
The source of funds will be cash or cash equivalents transferred from Summit to Metro in exchange for all the common stock of OSL.

Financial Condition and Liquidity:

     As of December 31, 1994, the Company had cash or cash equivalents of approximately $1.2 million as compared to $3.6 million at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business requirements during the next twelve months. At December 31, 1994, the real estate receivable portfolio totaled $31.7 million as compared to $27.3 million at September 30, 1994. Real estate held for sale, acquired through receivable foreclosures, totalled $509,700 at December 31, 1994 as compared to $452,700 at September 30, 1994. Sales of Investment Certificates and Preferred Stock generated approximately $1.6 million net cash flow during the three months ended December 31, 1994, while sales of receivables and principal payments on receivables added additional cash flow of approximately $6.5 million during the period. The cash flows from these sources along with cash provided by operating activities and cash from the beginning of the period were used to invest approximately $10.8 million in real estate receivables during the three months ended December 31, 1994.

Results of Operations

     Net income was $101,441 on revenues of $1,215,191 for the three months ended December 31, 1994. For the similar period in the prior year, the Company reported net income of $42,384 on revenues of $743,156. The increase in net income resulted primarily from: (1) increased spread between interest income and interest expense, due principally to the increase investment in real estate contracts receivables; (2) dividend income of $59,000 from investments in affiliated companies; (3) increased gains realized on the sale of receivables and investment securities; both of which were partially offset by; (4) losses realized on the sale of foreclosed real in the current year's period as compared to gains realized in the prior year's period; and (5) an increase in the provision for loss on real estate assets in the current year's period.

     For the three months ended December 31, 1994, the interest spread was $151,300 while in the prior year's period the spread was $112,730.

     In the current period, the Company received approximately $59,000 in dividends from its preferred stock investment in Metro. The Company acquired this investment in September 1994 through an exchange of its own preferred stock for a similar preferred stock investment in Metro. While this transaction has increased net income to the Company, the resulting benefit to common shareholders is not significant as a similar preferred dividend is now paid by the Company to its preferred shareholders.

     During the three months ended December 31, 1994, the Company realized gains on the sale of receivables of $49,103 compared to a gain from investment securities sales of $4,252 in the prior year. The gain in the current year resulted from the sale of approximately $5.3 million in receivables to Western United Life Assurance Company, an affiliated company to Summit. This sale of financial instruments was priced at estimated current market value at date of sale. In the current period, sales of foreclosed real estate were at breakeven compared to an approximate $11,100 in gains in the prior period. In conjunction with increased investments in the real estate receivable portfolio, along with the valuation of foreclosed real estate, the Company expensed a provision for loss on real estate assets of approximately $90,000 in the current year's period compared to approximately $12,000 in the prior year's period.

                     PART II - OTHER INFORMATION



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT SECURITIES, INC.
                                    (Registrant)


                              /S/ JOHN TRIMBLE


Date 2/14/95                  ____________________________________
                              John Trimble, President


                              /S/ STEVEN CROOKS


Date 2/14/95                  ____________________________________
                              Steven Crooks
                                 Principal Accounting Officer