Form 10-Q
period 1995-03-31
SUMMIT SECURITIES INC /ID/
filed 1995-05-10
CIK 868016

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     10,000 SHARES - Common at April 30, 1995.

                       SUMMIT SECURITIES, INC.

                                INDEX

                                                      Page No.

Part I - Financial Information:

  Condensed Consolidated Balance Sheets --
  March 31, 1995 (unaudited)
  and September 30, 1994

  Condensed Consolidated Statements of Operations--
  Three and Six Months Ended March 31,
  1995 and 1994 (Unaudited)

  Condensed Consolidated Statements of Cash Flows
  Six Months Ended March 31, 1995 and
  1994 (Unaudited)

  Notes to Condensed Consolidated Financial Statements

  Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations

Part II - Other Information

                   PART I -  FINANCIAL INFORMATION

                       SUMMIT SECURITIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                           March 31,    September 30,
                                             1995           1994
                                          (Unaudited)
ASSETS
  Cash and Cash Equivalents              $  1,075,468   $  3,608,764
  Investments in Affiliated Company         3,022,425      3,022,425
  Real Estate Contracts and Mortgage
    Notes, Net of Unrealized Discounts
    and Allowance For Losses               33,188,824     27,282,991
  Real Estate Held For Sale                   400,050        452,700
  Deferred Costs                              800,212        705,994
  Other Assets                                 12,104         29,114
                                           ----------     ----------
    TOTAL ASSETS                         $ 38,499,083   $ 35,101,988
                                          ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Investment Certificates and Accrued
    Interest                             $ 33,898,903   $ 31,092,830
  Debt Payable                                 51,168        119,888
  Accounts Payable and Accrued Expenses       647,983        416,262
  Accrued Income Taxes Due Parent             259,548        151,778
                                           ----------    -----------
TOTAL LIABILITIES                          34,857,602     31,780,758
                                           ----------    -----------
STOCKHOLDERS' EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  10,000 Shares Issued and Outstanding        100,000        100,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  34,536 and 31,719 Shares Issued and
  Outstanding
  (Liquidation Preference $3,453,630 and
    $3,171,940, respectively)                 345,363        317,194
  Additional Paid-In Capital                1,694,036      1,454,063
  Retained Earnings                         1,502,082      1,449,973
                                           ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                  3,641,481      3,321,230
                                           ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $ 38,499,083   $ 35,101,988
                                          ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                    SUMMIT SECURITIES INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                             Three Months Ended             Six Months Ended
                                                  March 31,                    March 31,
                                             1995           1994           1995          1994
REVENUES:
  Interest and Earned Discounts       $    904,022   $    728,502      $1,813,581   1,414,253
  Realized Net Gains on Sales of
    Investment Securities                        -              -               -        4,252
  Realized Net Gains on Sales of
    Receivables                                  -         36,494          49,103       36,494
  Real Estate Sales                        342,500         35,000         511,500       74,000
  Dividend Income                           93,208              -         152,078            -
  Fees, Commissions, Service and
    Other Income                           814,768         15,667         843,427       29,820
                                         ---------      ---------       ---------    ---------
      TOTAL REVENUES                     2,154,498        815,663       3,369,689    1,558,819
                                         ---------      ---------       ---------    ---------
EXPENSES:
  Interest                                 777,923        602,250       1,536,182    1,175,271
  Cost of Real Estate Sold                 334,223         34,861         503,258       62,743
  Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                             78,092         38,104         167,821       49,731
  Salaries and Employee Benefits           228,772              -         228,772            -
  Commissions to Agents                    399,236              -         399,236            -
  Operating Expenses                       151,467         68,546         216,443      134,571
                                         ---------      ---------       ---------    ---------
      TOTAL EXPENSES                     1,969,713        743,761       3,051,712    1,422,316
                                         ---------      ---------       ---------    ---------
Income Before Income Taxes                 184,785         71,902         317,977      136,503
Provision for Income Taxes                 (77,126)       (24,993)       (108,877)     (47,210)
                                         ---------      ---------       ---------    ---------
NET INCOME                                 107,659         46,909         209,100       89,293
Preferred Stock Dividends                  (80,648)             -        (156,991)           -
                                         ---------      ---------       ---------    ---------
Income Applicable to Common
  Shareholder                         $     27,011   $     46,909      $   52,109   $   89,293
                                         =========      =========       =========    =========

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                               Six Months Ended
                                                   March 31,
                                             1995           1994
                                                          Restated
CASH PROVIDED BY OPERATING ACTIVITIES    $  1,546,061   $    988,270
                                           ----------     ----------
INVESTING ACTIVITIES:
Proceeds from Advances from Parent
  and Affiliate Companies                           -      1,710,743
Principal Payments on Real Estate
  Contracts and Mortgage Notes              3,051,587      1,943,974
Purchase of Real Estate Contacts
  And Mortgage Notes                      (14,206,670)   (12,190,354)
Proceeds From Real Estate Sales               136,050         37,000
Additions to Real Estate Held                 (54,650)       (81,222)
Proceeds from Sale of Receivables           5,305,602      4,453,031
                                           ----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                   (5,768,081)    (4,126,828)
                                           ----------     ----------
FINANCING ACTIVITIES:
Proceeds From Sale of Investment
    Certificates                            3,341,937      4,234,607
Repayment of Investment Certificates       (1,334,906)    (1,319,143)
Repayment to Banks and Others                (188,625)       (42,497)
Borrowings From Parent                              -      1,196,716
Debt Issuance Costs                          (240,833)      (199,515)
Issuance of Preferred Stock                   268,142              -
Cash Dividends                               (156,991)             -
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                            1,688,724      3,870,168
                                           ----------     ----------
NET INCREASE (DECREASE)IN CASH
    AND CASH EQUIVALENTS                   (2,533,296)       731,610
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                               3,608,764      3,594,472
                                            ---------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                        $  1,075,468   $  4,326,082
                                           ==========     ==========
NON CASH INVESTING AND FINANCING
      ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction With Purchase of Real
    Estate Contracts and Mortgage Notes  $    120,230   $     40,119
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                          $    518,629   $    247,331
  Loans to Facilitate the Sale of
    Real Estate                          $    375,450   $     37,000
  Assumption of Other Debt Payable in
    Conjunction with Acquisition of
    Real Estate Held for Sale                       -   $     63,650

The accompanying notes are an integral part of these financial statements.

                       SUMMIT SECURITIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations and change in cash flow for the three and six months ended March 31, 1995 and 1994. The results of operations for the three and six month period ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $1,255,000 at March 31, 1995 and $1,085,000 at September 30, 1994.

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

5. Certain amounts in the prior years' condensed financial statements have been reclassified to conform with the current years' presentation. The prior years' condensed statement of cash flows has been restated to include purchases and sales of available-for-sale securities in operating activities. In the prior year these transactions were reported as investing activities. The effect of this restatement was an increase of $4,293 in cash provided by operating activities and a similar reduction in net cash provided by investing activities for the six months ended March 31, 1995.

6. On January 31, 1995 the Company concluded an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metro), the Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the current book value of MIS at date of purchase. Additionally, the Company is negotiating the purchase of Old Standard Life Insurance Company
     (OSL) from Metro. MIS was and OSL is currently wholly-owned subsidiaries of Metro.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Completed Transactions:

     On January 31, 1995, Summit Securities, Inc. (Summit or the Company) and Metropolitan Mortgage & Securities Co., Inc. (Metro) completed a purchase/sale transaction whereby the 100% owned interest in Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash purchase/sale price was $288,950, the approximate net book value of MIS at closing. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Summit and Metro. It is anticipated that this sale will not materially affect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

Pending Transaction:

     Summit is currently negotiating the acquisition of Old Standard Life Insurance Company (OSL) from Metro. OSL is a wholly-owned subsidiary of Metro, engaged in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. It is currently anticipated that this sale will occur during the second quarter of calendar 1995. The purchase price is currently estimated at $2.7 million, the approximate net book value of OSL, with future contingency payments based on the earnings of OSL. The final purchase price will be established based upon the actuarial valuation of OSL. The source of funds will be cash or cash equivalents transferred from Summit to Metro in exchange for all the common stock of OSL.

Financial Condition and Liquidity:

     As of March 31, 1995, the Company had cash or cash equivalents of approximately $1.1 million as compared to $1.2 million at December 31, 1994 and $3.6 million at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business requirements during the next twelve months. At March 31, 1995, the real estate receivable portfolio totaled approximately $33.2 million as compared to $31.7 million at December 31, 1994 and $27.3 million at September 30, 1994. Real estate held for sale, acquired through receivable foreclosures, totalled $400,050 at March 31, 1995 as compared to $509,700 at December 31, 1994 and $452,700 at September 30, 1994.

     Sales of Investment Certificates and Preferred Stock generated approximately $2.3 million net cash flow during the six months ended March 31, 1995, while sales of receivables and principal payments on receivables added additional cash flow of approximately $8.4 million during the six month period. The cash flows from these sources, along with cash provided by operating activities and cash from the beginning of the period were used to invest approximately $14.2 million in real estate receivables during the six months ended March 31, 1995.

Results of Operations:

     Net income was $209,000 on revenues of approximately $3.4 million for the six months ended March 31, 1995. For the similar period in the prior year, the Company reported net income of $89,000 on revenues of approximately $1.6 million. The increase in net income resulted primarily from: (1) a $38,000 increase in the spread between interest income and interest expense, due principally to the increase investment in real estate contract receivables; (2) dividend income of $152,000 from investments in affiliated companies; (3) and increase in earnings of approximately $103,000 generated from fees, commissions, service and other income less the related operating expenses; all of which were partially offset by; (4) an increase in the charge for provision for loss on real estate assets of $118,000; and (5) a resulting increase in the provision for income taxes.

     For the six months ended March 31, 1995, the interest spread was $277,000, while in the prior year's period the spread was $239,000. This increase is the result of additional investment in real estate receivables coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company.

     In the current period, the Company received approximately $152,000 in dividends from its preferred and common stock investment in Metro. The Company acquired this investment in September 1994 through the exchange of its own preferred stock for a similar preferred and common stock investment in Metro. While this transaction has increased net income to the Company, the resulting benefit to common shareholders is not significant as a similar preferred stock dividend is now paid by the Company to its preferred shareholders.

     Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company has began to generate significant fee revenues along with increased operating expenses associated with these revenues. During the six months ended March 31, 1995 the Company generated $843,000 of fee revenues offset by $844,000 of total operating expenses. In the prior year the Company realized $30,000 of fee revenues offset by $135,000 of total operating expenses. To date, the purchase of MIS and the creation of the property development subsidiary has had a positive affect on the consolidated operating profits of the Company.

     During the six months ended March 31, 1995, the Company realized gains on the sale of receivables of $49,000 compared to a gain from sale of receivables and investment securities of $41,000 in the prior year. The gain in the current year resulted from the sale of approximately $5.3 million in receivables to Western United Life Assurance Company, an affiliated company to Summit. The sale of financial instruments was priced at current market value at date of sale. In the current period, sales of foreclosed real estate were at a profit of $8,000 compared to $11,000 in gains in the prior year. In conjunction with the increased investments in the real estate receivable portfolio, along with the valuation of foreclosed real estate, the Company provided a provision for loss on real estate assets of approximately $168,000 in the current year's period compared to approximately $50,000 in the prior year's period.

                     PART II - OTHER INFORMATION



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUMMIT SECURITIES, INC.
                                    (Registrant)


                              /S/ JOHN TRIMBLE


Date  5/4/95                  ____________________________________
                              John Trimble, President


                              /S/ ERNEST JURDANA


Date  5/4/95                  ________________________________________
                              Ernest Jurdana
                                 Chief Financial Officer


                              /S/ STEVEN CROOKS


Date  5/4/95                  ____________________________________
                              Steven Crooks, Controller
                                 (Principal Accounting Officer)