Form 10-Q
period 1995-06-30
SUMMIT SECURITIES INC /ID/
filed 1995-08-17
CIK 868016

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM TO


	Commission file number 33-36775

	  SUMMIT SECURITIES, INC.
	(Exact name of registrant as specified in its charter)

IDAHO  82-0438135
(State or other jurisdiction of(I.R.S. Employer incorporation or organization) Identification No.)

W. 929 Sprague Avenue, Spokane, WA  99204
(Address of principal executive offices)(Zip Code)

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	10,000 SHARES - Common at July 31, 1995.

	SUMMIT SECURITIES, INC.

	INDEX

		Page No.

Part I - Financial Information:

	Condensed Consolidated Balance Sheets --
	June 30, 1995 (unaudited)
	and September 30, 1994

	Condensed Consolidated Statements of Operations--
	Three and Nine Months Ended June 30,
	1995 and 1994 (Unaudited)

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended June 30, 1995 and
	1994 (Unaudited)

	Notes to Condensed Consolidated Financial Statements

	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations

Part II - Other Information

	PART I -  FINANCIAL INFORMATION

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,                September 30,
	 1995            1994
	(Unaudited)
ASSETS
	Cash and Cash Equivalents       $       10,752,298      $       3,608,764
	Investments in Affiliated Company               3,022,425               3,022,425
	Investments, at Amortized Cost (Market
		Value $9,042,412)               9,440,569
	Real Estate Contracts and Mortgage
		Notes and Other Receivables,
		Net of Unrealized Discounts
		and Allowance For Losses                59,892,878              27,282,991
	Real Estate Held For Sale               837,148         452,700
	Deferred Acquisition Costs              3,506,733               705,994
	Other Assets, Net               885,247         29,114
					----------              ----------
		TOTAL ASSETS    $       88,337,298      $       35,101,988
					===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
	Insurance Annuity Reserves      $ 45,504,327
	Investment Certificates and Accrued
		Interest                36,873,548      $       31,092,830
	Debt Payable            64,112          119,888
	Accounts Payable and Accrued Expenses           913,499         416,262
	Accrued Income Taxes Due Parent         1,308,873               151,778
					----------              -----------
TOTAL LIABILITIES               84,664,359              31,780,758
					----------              -----------
STOCKHOLDERS' EQUITY:

	Common Stock, $10 Par Value:
	2,000,000 Shares Authorized:
	10,000 Shares Issued and Outstanding            100,000         100,000

	Preferred Stock, $10 Par Value:
	10,000,000 Shares Authorized:
	35,203 and 31,719 Shares Issued and
	Outstanding
	(Liquidation Preference $3,520,300 and
		$3,171,940, respectively)               352,030         317,194
	Additional Paid-In Capital              1,698,284               1,454,063
	Retained Earnings               1,535,621               1,449,973
	Net Unrealized Losses on Investments            (12,996)
					----------              ----------
TOTAL STOCKHOLDERS' EQUITY              3,672,939               3,321,230
					----------              ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY  $       88,337,298      $       35,101,988
					===========             ===========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES INC.
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Three Months Ended        Nine Months Ended
		June 30,                  June 30,
	1995            1994    1995    1994
REVENUES:
	Interest and Earned Discounts   $       1,306,545       $       897,902 $       3,120,126       $       2,312,155
	Insurance Premiums Earned               25,000                          25,000
	Realized Net Gains on Sales of
		Investment Securities                                                           4,252
	Realized Net Gains on Sales of
		Receivables             35,065                          84,168          36,494
	Real Estate Sales               325,500         14,000          837,000         88,000
	Dividend Income         54,311                          206,389
	Fees, Commissions, Service and
		Other Income            824,569         14,034          1,667,996               43,854
					---------               ---------               ---------               ---------
			TOTAL REVENUES          2,570,990               925,936         5,940,679               2,484,755
					---------               ---------               ---------               ---------
EXPENSES:
	Insurance Annuity Benefits              259,337                         259,337
	Interest                832,301         662,203         2,368,483               1,837,474
	Cost of Real Estate Sold                324,829         13,530          828,087         76,273
	Provision for Losses on Real
		Estate Contracts and Real
		Estate Held             74,202          49,912          242,023         99,643
	Salaries and Employee Benefits          322,145                         550,917
	Commissions to Agents           393,927                         793,163
	Other Operating and Underwriting
		 Expenses               237,652         53,898          454,095         188,469
	Less Increase in Deferred Acquisition
		Costs           (48,950)                                (48,950)
					---------               ---------               ---------               ---------
			TOTAL EXPENSES          2,395,443               779,543         5,447,155               2,201,859
					---------               ---------               ---------               ---------
Income Before Income Taxes              175,547         146,393         493,524         282,896
Provision for Income Taxes              (62,768)                (51,622)                (171,645)               (98,832)
					---------               ---------               ---------               ---------
NET INCOME              112,779         94,771          321,879         184,064
Preferred Stock Dividends               (79,240)                                (236,231)
					---------               ---------               ---------               ---------
Income Applicable to Common
	Shareholder     $       33,539  $       94,771  $       85,648  $       184,064
					=========               =========               =========               =========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Nine Months Ended
		June 30,
	 1995            1994
			Restated
CASH PROVIDED BY OPERATING ACTIVITIES   $       1,148,736       $       1,506,645
					----------              ----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
	Received                1,406,873
Proceeds from Advances from Parent
	and Affiliate Companies                         (1,432,844)
Principal Payments on Real Estate
	Contracts and Mortgage Notes            6,080,098               2,326,057
Purchase of Real Estate Contacts
	And Mortgage Notes              (18,327,907)            (15,581,464)
Proceeds From Real Estate Sales         143,108         6,200
Additions to Real Estate Held           (114,910)               (82,753)
Proceeds from Sale of Receivables               12,130,431              6,711,624
					----------              ----------
NET CASH PROVIDED BY (USED IN)
		INVESTING ACTIVITIES            1,317,693               (8,053,180)
					----------              ----------
FINANCING ACTIVITIES:
Receipts from Annuity Products          1,609,678
Withdrawals of Annuity Products         (900,967)
Proceeds From Sale of Investment
		Certificates            6,716,772               6,799,446
Repayment of Investment Certificates            (2,194,601)             (2,051,190)
Repayment to Banks and Others           (191,206)               (45,718)
Insurance and Debt Issuance Costs               (458,130)               (341,482)
Issuance of Preferred Stock             331,790         66,825
Cash Dividends          (236,231)               (732)
					----------              ----------
NET CASH PROVIDED BY FINANCING
			ACTIVITIES              4,677,105               4,427,149
					----------              ----------
NET INCREASE (DECREASE)IN CASH
		AND CASH EQUIVALENTS            7,143,534               (2,119,386)
CASH AND CASH EQUIVALENTS, BEGINNING
		OF PERIOD               3,608,764               3,594,472
					---------               ----------
CASH AND CASH EQUIVALENTS,
		END OF PERIOD   $       10,752,298      $       1,475,086
					==========              ==========
NON CASH INVESTING AND FINANCING
			ACTIVITIES OF THE COMPANY:
	Assumption of Other Debt Payable in
		Conjunction With Purchase of Real
		Estate Contracts and Mortgage Notes     $       120,230 $       40,119

	Real Estate Held for Sale and
		Development Acquired Through
		Foreclosure     $       875,909 $       363,447
	Loans to Facilitate the Sale of
		Real Estate     $       693,892 $       81,800

	Assumption of Other Debt Payable in
		Conjunction with Acquisition of
		Real Estate Held for Sale       $       15,528  $       63,650

Increase In Assets and Liabilities
		Associated with Purchase of
		Subsidiaries:
	Investments     $       9,401,577
	Real Estate Contracts and Mortgage
		Notes and Other Receivables             32,080,899
	Real Estate Held for Sale               503,298
	Deferred Acquisition Costs              2,620,571
	Other Assets            199,711
	Insurance Annuity Reserves              44,558,959
	Accounts Payable and Other              1,653,970

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.

	NOTES TO CONDENSED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations and change in cash flow for the three and nine months ended June 30, 1995 and 1994. The results of operations for the three and nine month period ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2. The principal amount of receivables as to which payments were in arrears more than three months was $2,750,000 at June 30, 1995 and $1,085,000 at September 30, 1994. Included in the June 30,
1995 amount is $1,225,000 associated with receivables acquired in conjunction with the acquisition of Old Standard Life Insurance
Company as detailed in Note 6.

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

5. Certain amounts in the prior years' condensed financial statements have been reclassified to conform with the current years' presentation. The prior years' condensed statement of cash flows has been restated to include purchases and sales of available-for-sale securities in operating activities. In the prior year these transactions were reported as investing activities. The effect of this restatement was an increase of $4,293 in cash provided by operating activities and a similar reduction in net cash provided by investing activities for the nine months ended
June 30, 1995.

6. On January 31, 1995 the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metro), the
Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired
Old Standard Life Insurance company (OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL.

	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Completed Transactions:

	On January 31, 1995, Summit Securities, Inc. (Summit or the Company) and Metropolitan Mortgage & Securities Co., Inc. (Metro) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash purchase/sale price was $288,950, the approximate net book value of MIS at closing. MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Summit and Metro. It is anticipated that this sale will not materially affect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

	On May 31, 1995, Summit and Metro completed a purchase/sale transaction whereby 100% of the outstanding common stock of Old Standard Life Insurance Company (OSL) was sold to Summit. The cash purchase/sale price was $2,722,000, the approximate net book value of OSL at closing, with future contingency payments based on the earnings of OSL. The purchase/sale price plus estimated future contingency payments approximated the actuarial appraised valuation of OSL. OSL is engaged in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. The purchase of OSL increased total assets by approximately $48.9 million while total liabilities increased by approximately $46.2 million. Significant assets acquired included cash and cash equivalents of $4.1 million, investments of $9.4 million, receivables of $32.1 million, real estate of $.5 million, deferred acquisition costs of $2.6 million and other assets of $.2 million. Significant liabilities assumed included insurance annuity reserves of $44.5 million and accounts payable and other liabilities of $1.7 million.

Financial Condition and Liquidity:

	As of June 30, 1995, the Company had cash or cash equivalents of approximately $10.8 million as compared to $1.1 million at March 31, 1995, $1.2 million at December 31, 1994 and $3.6 million at September 30, 1994. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, debt retirements or other business requirements during the next twelve months. At June 30, 1995, the receivable portfolio totaled approximately $59.9 million as compared to $33.2 million at March 31, 1995, $31.7 million at December 31, 1994 and
$27.3 million at September 30, 1994. Real estate held for sale, acquired through receivable foreclosures, totaled $837,148 at June 30, 1995 compared to $400,050 at March 31, 1995, $509,700 at December 31,
1994 and $452,700 at September 30, 1994.

	Sales of Investment Certificates and Preferred Stock generated approximately $4.9 million net cash flow during the nine months ended June 30, 1995, while sales of insurance annuity products generated approximately $700,000 net cash flow during the Company's first month of insurance operations after the purchase of OSL on May 31, 1995. Sales of receivables and principal payments on receivables added additional cash flow of approximately $18.2 million during the nine month period. The cash flows from these sources, along with cash provided by operating activities were used to invest approximately $18.3 million in receivables during the nine months ended June 30, 1995.


Results of Operations:

	Net income was $322,000 on revenues of approximately $5.9 million for the nine months ended June 30, 1995. For the similar period in the prior year, the Company reported net income of $184,000 on revenues of approximately $2.5 million. The increase in income of approximately $138,000 resulted primarily from: (1) a $43,000 increase in the spread between interest/insurance income and interest/insurance expense, due principally to the increased investment in receivables;
(2) dividend income of $206,000 from investments in affiliated companies; (3) a $41,000 increase in the net gains from the sales of investments, receivables and real estate; and (4) an increase in earnings of approximately $63,000 generated from fees, commissions, service and other income less the related operating expenses; all of which were partially offset by (5) an increase in the charge for provision for loss on receivables and real estate of approximately $143,000; and (6) a resulting increase in the provision for income taxes of approximately $73,000.

	For the nine months ended June 30, 1995, the interest spread was $517,000, while in the prior year's period the spread was $474,000.
The increase of $43,000 is the result of additional investment in receivables coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company. Going forward, the addition of OSL is expected to add to the net interest spread as the cost of funds generated through the sales of annuity products is lower than the funds generated from the sale of Investment Certificates.

	In the current period, the Company received approximately $206,000 in dividends from its preferred and common stock investment in Metro.
 The Company acquired this investment in September 1994 through the exchange of its own preferred stock for a similar preferred and common stock investment in Metro. While this transaction has increased net income to the Company, the resulting benefit to common stockholders is not significant as a similar preferred stock dividend is now paid by the Company to its preferred stockholders.

	During the nine months ended June 30, 1995, the Company sold approximately $12.1 million in receivables for a gain of approximately $84,000 compared to sales of $6.7 million for a gain of $36,000 in the prior year. This year to year gain was partially offset by reduced gains from the sale of investments and real estate. The current year gains resulted primarily from the sales of receivables to Western United Life Assurance Company, an affiliated company to Summit. These sales of financial instruments were priced at current market value at the various dates of sale.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company has began to generate significant fee revenues along with increased operating expenses associated with these revenues. During the nine months ended June 30, 1995 the Company generated $1.67 million of fee revenues offset by $1.75 million of operating expense. In the prior year the Company realized $44,000 of fee revenues offset by $189,000 of total operating expenses. To date, the purchase of MIS and the creation of the property development subsidiary has had a positive affect on the consolidated operating profits of the Company as the company has been able to generate profits from these subsidiaries which has successfully offset the fixed operating costs of the parent company.

	In conjunction with the increased investments in receivables, along with the valuation of foreclosed real estate, the Company provided a provision for the loss on receivables and real estate of approximately $242,000 in the current year's period compared to approximately $100,000 in the prior year's period.


New Accounting Rules:

	In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, Statement of Financial Accounting Standards No.118 (SFAS No.118) "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No.114) was issued. SFAS No.114 (as amended by SFAS No.118) requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard by October 1, 1995. This adoption of SFAS No.114 and SFAS No.118 is expected to have no material effect on the consolidated financial statements.

	In October 1994, Statement of Financial Accounting Standards No.119 (SFAS No.119) "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued. SFAS No.119 requires certain disclosures regarding derivative instruments held by the Company effective for financial statements issued for their fiscal year ending September 30, 1995. This statement does not require application for the interim financial statements before this date.

	PART II - OTHER INFORMATION



	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	SUMMIT SECURITIES, INC.
			(Registrant)


	/S/ JOHN TRIMBLE


Date    ____________________________________
	John Trimble, President


	/S/ ERNEST JURDANA


Date
	_______________________________________
_
	Ernest Jurdana
		Chief Financial Officer


	/S/ STEVEN CROOKS


Date    ____________________________________
	Steven Crooks, Controller
		(Principal Accounting Officer)