Form 10-K
period 1995-09-30
SUMMIT SECURITIES INC /ID/
filed 1996-01-09
CIK 868016

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

	For the fiscal year ended September 30, 1995.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995
	Single Class: 10,000 shares

Documents incorporated by reference:  None.



	PART I
Item 1. Business

Definitions:

For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document.
Also, See "Business".

Arizona Life:	Arizona Life Insurance Company

Certificates:	Where this term is capitalized it refers to the
Investment Certificates being offered herein. Where not capitalized, it refers to certificates generally.

Consolidated Group: This term refers to the combined businesses consisting of Summit and all subsidiaries.

MIS:	Metropolitan Investment Securities, Inc.

Metropolitan:	Metropolitan Mortgage & Securities Co., Inc.

Old Standard:	Old Standard Life Insurance Company.

Preferred Stock:	Where this term is capitalized it refers to the
Series S-2 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock generally.

Receivables:	Investments in cash flows, consisting of obligations
collateralized by real estate, structured settlements, annuities, lottery prizes and other investments.

Summit:	Summit Securities, Inc.

BUSINESS

INTRODUCTION

	The Consolidated Group is a financial institution which consists of Summit, and several subsidiaries including insurance companies, a securities broker/dealer, and a property development services company. Summit and Old Standard, are engaged in the business of investing in Receivables and other assets through funds provided by annuity sales, Receivable investment proceeds, certificate sales, preferred stock sales, and the resale of repossessed real estate. Their goal is to achieve a positive spread between the return on their Receivables, and other investments and their cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation.

	Summit was originally organized as a wholly-owned subsidiary of Metropolitan, a Washington corporation. On September 9, 1994, Metropolitan and C. Paul Sandifur, Jr. completed a sale of the common stock of Summit to National Summit Corp. National Summit
Corp. is a holding company wholly-owned by C. Paul Sandifur Jr.
Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit, through Metropolitan. Following the sale, Mr. Sandifur continues to hold effective control of Summit through National Summit Corp. There were not and are not any plans to make any material changes in the business, operations or administration of Summit as a result of the sale. See "CERTAIN TRANSACTIONS".

Recent Developments-Subsidiary Acquisitions

	On January 31, 1995, Summit acquired a securities broker/dealer, MIS, from Metropolitan. Also, on January 31, 1995, Summit Property Development, Inc. commenced operations, providing real estate development services to Metropolitan and its subsidiaries. See "CERTAIN TRANSACTIONS".

	On May 31, 1995, Summit, through a wholly-owned holding company, purchased Old Standard from Metropolitan. See "CERTAIN
TRANSACTIONS".

	On June 1, 1995, Old Standard entered into a Stock Purchase Agreement to acquire Arizona Life, an insurance company domiciled in Arizona. The acquisition was completed on December 28, 1995. Arizona Life has been inactive since approximately August 1994, except to the extent necessary to retain its licenses. Arizona Life holds licenses to engage in insurance sales in seven states. Obtaining access to these additional markets is the principal purpose for the purchase. Approval of the acquisition was obtained from the State of Arizona Department of Insurance. As of January 1, 1996, approval is pending in the remaining six states where Arizona Life currently holds insurance licenses. Management anticipates obtaining approval from the remaining six states. However, there is no assurance such approvals will be obtained. During 1996, Arizona Life is expected to commence annuity sales, and to invest in Receivables, similar to the activities of Old Standard. See "CERTAIN TRANSACTIONS".

MANAGEMENT

	As of September 30, 1995, Summit's personnel consisted of its officers and directors, an accountant and an attorney. See "MANAGEMENT". Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred
Shareholders and its duties under the Indenture pursuant to which it issues Certificates and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

	As of September 30, 1995, Old Standard had four employees who perform the annuity processing and servicing activities. On that same date, Summit Property Development's staff consisted of twenty-three employees, while MIS had four staff employees, and independent contractor agreements with twenty-one registered representatives. Most of the officers and directors of these subsidiaries are also employees of Metropolitan, and/or its subsidiaries. It is anticipated that they will continue to devote substantial amounts of time to their duties related to their respective positions with Metropolitan and its subsidiaries, subject to the necessary commitment of time to conduct the business of the Consolidated Group's subsidiaries.

	The Consolidated Group is currently developing and evaluating the possible expansion into direct lending, principally residential lending. The Consolidated Group is also evaluating the possible securitization and sale of pools of loans, principally to be sold to institutional investors. Neither of these activities is expected to have a material impact on the business of the Consolidated Group in fiscal 1996.

	Metropolitan provides management, Receivable acquisition and Receivable collection services for a fee to Summit and to Old Standard pursuant to the terms of Management, Receivable Acquisition and Servicing Agreements. The Receivable acquisition fees are based upon yield requirements established by Summit and by Old Standard. Each company pays, as its Receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the Receivable is acquired.
In 1995, Summit and Old Standard incurred service fees for Receivable acquisitions from Metropolitan of approximately $1,967,000. Management believes that the terms and conditions of the agreements with Metropolitan are at least as favorable to Summit and Old Standard as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

RECEIVABLE INVESTMENTS

	The Receivables consist primarily of notes collateralized by real estate mortgages, deeds of trust and conditional real estate sales contracts. To a lesser extent, Summit and Old Standard also acquire other types of Receivables, including but not limited to annuities and lottery prizes. All such Receivables are purchased at prices calculated to provide a desired yield. Often, in order to obtain the desired yield, the Receivables will be purchased at a discount from their face amount. See "BUSINESS-YIELD and DISCOUNT CONSIDERATIONS".

	Summit's investments in Receivables are financed primarily by the cash flow from Receivables, the sale of Certificates, and the sale of Preferred Stock. Old Standard's investments in Receivables are financed primarily by the cash flows from Receivables, the sale of annuities, and income from securities investments.

Sources of Receivables

	Summit and Old Standard acquire their Receivables through the services of Metropolitan. See "BUSINESS-Management". Approximately 90% of these Receivables are acquired by Metropolitan through independent brokers located throughout the country. These brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable. These independent brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation by Metropolitan. It is the opinion of management that Metropolitan's responsiveness to the independent Receivable brokers and to Receivable sellers has been a key to Metropolitan's ability to attract and purchase quality Receivables at acceptable yields.

	Metropolitan is also approached directly by prospective Receivable sellers. These direct contacts are generally the result of a referral or a previous business contact. Metropolitan also negotiates the acquisition of portfolios of Receivables from banks, savings and loan associations, the Resolution Trust Corporation and
the Federal Deposit Insurance Corporation.   Summit and Old Standard
have acquired Receivables from all such sources through Metropolitan.

	In order to enhance its position in the Receivables market, Metropolitan has developed a broker software program called BrokerNet. BrokerNet is a menu driven program which assists brokers in preparing and completing proposals to sell Receivables to Metropolitan. In addition, the program assists in analyzing the quality of the Receivable, and provides online quotes for the purchase price for the Receivable. It is planned that this software will be further developed to assist in preparing the legal documents needed to purchase a Receivable, assist in monitoring the closing of a Receivable purchase, and ultimately, transfer the Receivable data directly into Metropolitan's Receivable servicing and collection system. All of these efforts are intended to streamline the decision making process, make the closing time quicker, and continue to enhance Metropolitan's position in the Receivable purchasing industry. Although the initial response from the Receivable brokers appears positive, there can be no assurance that this software program will create a competitive advantage.

	Metropolitan's Receivable acquisition activities (total activities for itself and for others), grew from approximately $156.6 million and $142.5 million in 1993 and 1994, respectively, to $259.8 million in 1995. At the same time, Metropolitan's average closing time has ranged from 23 days in 1995, to 24 days in 1994, and 27 days in 1993. Management considers closing time to be an important factor in a seller's decision to sell a Receivable to Metropolitan.

Yield and Discount Considerations

	Summit and Old Standard each establish their own yield requirements for Receivable acquisitions. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See Also "BUSINESS-RECEIVABLE INVESTMENTS-Underwriting". Each company's yield requirements are provided to Metropolitan, which negotiates Receivable purchases at prices calculated to provide the desired yield. Often this results in a purchase price less than the Receivable's unpaid balance. The difference between the unpaid contractual balance and the purchase price is the "discount." The amount of the discount will vary in any given transaction depending upon the yield requirements at the time of the purchase and the terms and nature of the Receivable.

	For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method over the remaining contractual term of the contract. For Receivables which were acquired after September 30, 1992, these net purchase discounts are amortized on an individual contract basis using the level yield method over the contractual remaining life of the contract. For those Receivables acquired before October 1, 1992, these net purchase discounts were pooled by the fiscal year of purchase and by similar contract types, and amortized on a pool basis using the level yield method over the expected remaining life of the pool.
For these Receivables, the amortization period, which is approximately 78 months, is based on an estimated constant prepayment rate of 10-12 percent per year on scheduled balances, which is consistent with Summit's and Old Standard's prior experience with similar loans and their expectations.

	YIELD CHART: REFER TO GRAPH APPENDIX ITEM 2

	Management establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (9% for fiscal 1995). During fiscal 1995, the Consolidated Group's average initial yield requirement was 10.5% to 11%, for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

	A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments in cases of delinquencies where the payor appears able to resolve the delinquency. In addition, extensions of additional credit and/or refinancing of the Receivable may be negotiated. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount.

Underwriting

	The review of the Receivables being considered for acquisition (underwriting) is performed for Summit and Old Standard by Metropolitan. When Metropolitan is offered a Receivable, an initial study of the terms of the Receivable, including any associated documents, is performed by Metropolitan's underwriting and closing staff. If the Receivable appears acceptable, the purchase price for the Receivable is calculated based on the Consolidated Group's yield requirements at that time. If the broker and/or seller accepts the proposed purchase price, a written agreement to purchase is executed, subject to Metropolitan's full underwriting review. Metropolitan also negotiates the purchases of "partial" interests in Receivables. Partial purchases are purchases of the right to receive a portion of the Receivable's balance, and where the seller's right to the unsold portion of the Receivable is subordinated to the interest of the purchaser. These "partials" generally result in a reduced level of investment risk to the purchaser than if the entire Receivable cash flow is purchased.

	The underwriting guidelines adopted by Summit and Old Standard for Receivables collateralized by real estate include a requirement that the ratio of their investment in a Receivable compared to the appraised value of the property which collateralizes the Receivable may not exceed 75-80% (depending upon company, collateral type and collateral quality) on Receivables collateralized by single family residences; and that the ratio of the investment to the property's appraised value may not exceed 70% on Receivables collateralized by other types of improved property; and 55% on unimproved land.
These investment to collateral ratio requirements generally provide higher than conventional levels of collateral to protect the purchaser's investment in the event of a default on a Receivable.

	For each Receivable collateralized by real estate, a current market value appraisal of the real estate providing collateral is obtained. These appraisals are obtained through licensed independent appraisers or through one of Metropolitan's licensed staff appraisers. These appraisals are generally based on visual drive-by inspections, and comparative sales analysis. Each independent appraisal is also subject to review by a staff appraiser.

	Additionally, every proposed investment in a Receivable collateralized by real estate is evaluated by Metropolitan's demography department utilizing computerized data which identifies local trends in property values, personal income, population and economic indicators. Other underwriting functions related to Receivables collateralized by real estate may include obtaining and evaluating credit reports on the Receivable payors; evaluation of the potential for environmental risks; verifying payment histories and current payment status; and obtaining title reports to verify the record status of the Receivable and other matters of record.

	Summit and Old Standard also acquire Receivables, through Metropolitan, which are not collateralized by real estate, such as annuities and lottery prizes. The annuities often arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money payable over a period of time. In the case of such settlement annuity purchases, the underwriting guidelines generally require that Metropolitan review the settlement agreement. In the case of all annuity purchases, underwriting guidelines generally require that Metropolitan review the annuity policy, related documents, the credit rating of the payor (frequently an insurance company), determine the existence of any state insurance fund designed to protect annuity holders, and review other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize, and a review of the credit rating of the insurance company, or other entity, making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a determination of whether the prize is backed by the general credit of the state, and confirmation with the respective lottery commission of the prize winners right to sell the prize, and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, in order to sell a state lottery prize, the winner must obtain a court order permitting the sale. In those states, a certified copy of the court order is required.

	Receivable investments which are identified for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of five attorneys. Receivable purchases which involve investments greater than specified amounts are submitted to an additional special risk evaluation committee, and are subject to legal department review. The investment amount which gives rise to special risk evaluation is dependent upon the type and quality of collateral, ranging from $250,000 for conventionally financiable residential property to $100,000 for residential property which is not owner occupied. In addition, transactions involving investments of more than $500,000 are subject to Board of Director's approval.

	Upon completion of the underwriting process and the approval of the investment, appropriate closing and transfer documents are executed by the seller and/or broker, and the transaction is funded.

	Management believes that the underwriting functions that are employed in its Receivable investment activity are as thorough as reasonably possible considering the nature of this business. Summit's and Old Standard's acquisition of Receivables collateralized by real estate should be distinguished from the conventional mortgage lending business which involves substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan.

Current Mix of Receivable Investment Holdings

	The Consolidated Group's investments in Receivables includes Receivables collateralized by first or second liens, primarily on single family residential property. Management believes that these Receivables present lower credit risks than a portfolio of mortgages collateralized by commercial property or unimproved land, and that much of the risk in the portfolio is dissipated by the large numbers of relatively small individual Receivables and their geographic dispersion.

	The following table presents consolidated information about the Consolidated Group's investments in Receivables collateralized by real estate, as of September 30, 1995 and 1994:


	1995	1994
Face value of discounted
Receivables	$51,768,999	$21,931,395

Face value of originated
and non-discounted
Receivables	10,560,249	6,473,183

Unrealized discounts,
net of unamortized
acquisition costs	(2,614,937)	(1,337,365)

Allowance for losses	(765,130)	(250,572)

Accrued interest
receivable	1,168,038	466,350
	-----------	-----------
Carrying value	$60,117,219	$27,282,991
	===========	===========

	As of September 30, 1995, approximately 82% of the Consolidated Group's investments in Receivables are collateralized by first lien positions on real estate and 18% in second lien positions. The
Receivables are collateralized by residential, business and commercial properties with residential collateral representing approximately 83% of such investments as of September 30, 1995. The Receivables are primarily generated by private individuals or businesses and are therefore not government insured loans.

	The Consolidated Group's Receivable investments in real estate loans at September 30, 1995 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

	Arizona . . . . . .	 9%
	California  . . . .	11%
	Oregon  . . . . . .	 7%
	Texas . . . . . . .	13%
	Washington  . . . .	12%
	Florida . . . . . .	 5%
	Georgia . . . . . .	 3%
	New Mexico. . . . .	 5%

	SUMMIT SECURITIES, INC.
and subsidiaries
	RECEIVABLES COLLATERALIZED BY REAL ESTATE
	September 30, 1995

Less than 1% of the contracts are subject to variable interest rates.  Interest rates range from 0% to 20% with rates principally (87% of face value) within the range of 7% to 12%.  The following table segregates the Consolidated Group's Receivable portfolio by type, size and lien position.

	Number		Carrying	Delinquent 	Number of
	of	Interest	Amount of	Principal	Delinquent
Description	Receivables	Rates	Receivables	Amount	Receivables
	----------	--------	--------	-----------	----------
RESIDENTIAL		Principally
First Mortgage > $75,000	103	7%-12%	$10,750,067	$602,699	5
First Mortgage > $40,000	268	7%-12%	14,265,052	797,198	14
First Mortgage < $40,000	924	7%-12%	18,514,619	750,304	46
Second or Lower> $75,000	13	9%-12%	1,358,974	--	--
Second or Lower> $40,000	38	8%-12%	2,022,634	226,881	4
Second or Lower< $40,000	236	8%-11%	5,074,103	49,146	3

COMMERCIAL
First Mortgage > $75,000	24	9%-11%	2,757,580	--	--
First Mortgage > $40,000	17	8%-11%	975,626	--	--
First Mortgage < $40,000	35	8%-11%	739,072	16,855	2
Second or Lower> $75,000	8	9%-11%	1,087,947	--	--
Second or Lower> $40,000	9	9%-11%	537,240	--	--
Second or Lower< $40,000	15	9%-11%	383,437	--	--

FARM, LAND AND OTHER
First Mortgage > $75,000	7	10%-12%	1,395,643	--	--
First Mortgage > $40,000	13	8%-11%	648,812	--	--
First Mortgage < $40,000	65	9%-11%	1,111,652	14,526	1
Second or Lower> $75,000	1	0%	217,391	217,391	1
Second or Lower> $40,000	4	5%-12%	223,881	--	--
Second or Lower< $40,000	14	8%-10	265,518	--	--
Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount			(2,614,937)

Accrued Interest Receivable			1,168,038

Allowance for Losses			(765,130)
					___________	___________
TOTAL			$ 60,117,219	$ 2,675,000
					============	===========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

	Residential	Commercial	Farm, Land, Other	Total
	Principal	Principal	Principal	Principal
	--------	-------	--------	---------
October 1995 - September 1998	$ 6,935,045	$  1,524,281	$  1,494,409	$ 9,953,735
October 1998 - September 2000	5,091,289	1,210,602	434,447	6,736,338
October 2000 - September 2002	3,895,987	680,842	270,919	4,847,748
October 2002 - September 2005	6,444,955	731,814	440,803	7,617,572
October 2005 - September 2010	10,504,342	1,490,854	939,390	12,934,586
October 2010 - September 2015	6,142,677	192,069	123,111	6,457,857
October 2015 - Thereafter	12,971,154	650,440	159,818	13,781,412
	----------	----------	----------	----------
	$51,985,449	$6,480,902	$3,862,897	$62,329,248
	===========	==========	==========	==========


	The Consolidated Group held 1,794 Receivables collateralized by real estate, as of September 30, 1995. The average stated interest rate (weighted by principal balances) on these Receivables on that date was approximately 9.3%. See Note 2 to Consolidated Financial Statements.

Delinquency Experience & Collection Procedures

	The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 1995 was 4.3% compared to 3.8% and 8.0% at September 30, 1994 and 1993, respectively. The increase in 1995 is attributable to the increased investment in this type of Receivable particularly in conjunction with the acquisition of Old Standard. The decrease in 1994 is attributable to the sale of the timeshare receivables to Metropolitan and improved collection efforts. Because Receivables purchased by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae), higher delinquency rates are expected. However, because these Receivables are purchased at a discount, the aggregate loss to the Consolidated Group on sales after repossession are generally lower than might otherwise be expected given these higher delinquency rates.

	Metropolitan provides Receivable collection services for Summit and Old Standard, pursuant to the following guidelines. When a Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally on or about the 17th day following the payment due date).
 If the default is still not cured (generally within three to six days after the initial call), then additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, then the account is referred to a committee who analyzes the basis for default, the economics of the situation and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable payor. Such legal proceedings, when necessary are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, then attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the receivable balance, as a condition of reinstatement.

Allowance for Losses on Real Estate Assets

	The Consolidated Group establishes an allowance for losses on Receivables and repossessed real estate based on an evaluation of delinquent Receivables and appraisals for real estate held. During 1992, an appraisal policy was adopted which requires annual appraisals on properties collateralizing delinquent receivables when the Receivable balance exceeds a threshold equal to .5% of total assets of the respective company. Biannual appraisals are required on all other delinquent Receivables with balances in excess of $50,000. The allowance for losses was 1.2%, 0.9%, and 0.5% of the face value of Receivables collateralized by real estate at September 30, 1995, 1994, and 1993, respectively.

Repossessed Properties

	Summit and Old Standard own various repossessed properties held for sale. At September 30, 1995, 16 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $836,000 were held.

ANNUITY OPERATIONS

Introduction

	The Consolidated Group raises significant funds through its insurance company, Old Standard. Old Standard was incorporated in Idaho in 1990, and acquired by the Consolidated Group on May 31, 1995. Old Standard had total assets of approximately $54.1 million at September 30, 1995.

	Old Standard markets its annuity products through approximately 100 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, and has applied for licenses in Hawaii, Montana, North Dakota, Oregon and Utah. Additionally, the Company has pending applications for the states of Texas and Arizona. During calendar 1994, the most recent year for which statistical information is available, Old Standard's annuity market share was 4.17%, and it was ranked 7th as a producer of annuities in Idaho.

	Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

	There is no specific regulatory limitation imposed by Idaho on the percent of assets which Old Standard may invest in Receivables collateralized by real estate. As of September 30, 1995, 55.1% of Old Standard's assets were invested in Receivables collateralized by real estate, 21.1% in lotteries, and 0.5% in annuities (issued by unrelated insurance companies). As of September 30, 1995, the balance of Old Standard's investments were invested in principally investment grade corporate and government securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-REGULATION".

Annuities

	During the last three years, Old Standard has derived 100% of its premiums from annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate and a reputation for superior service), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

	Old Standard's annuities also qualify for use as either Individual Retirement Annuities, Simplified Employee Pensions, Qualified Corporate Pension Plans or Tax-Sheltered Annuities for teachers and certain other nonprofit organizations' retirement plans. Under these qualified plans, the interest is tax deferred and the principal contributions, within the limits specifically established by the Internal Revenue Code, are tax deductible during the accumulation period. These annuities are subject to income tax only upon actual receipt of proceeds, usually at retirement when an individual's tax rate is anticipated to be lower.

	During 1996, the Consolidated Group anticipates matching premium flow substantially with the availability of Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium flow and resulting asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard.

	Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September
30, 1995, deferred policy acquisition costs were approximately 5.6% of annuity reserves. Since surrender charges typically do not exceed 5%, increasing termination rates may have an adverse impact on the insurance subsidiary's earnings, requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by higher annuity interest spreads, which are estimated to be approximately 250 basis points in future years. During the four months ended September 30, 1995, amortization of deferred policy acquisition costs was $198,000. The calculation has been reviewed by an independent actuary.

	Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the four months ended September 30, 1995 (the period since Old Standard's acquisition by Summit), withdrawals and benefits were approximately $1.9 million. Based upon results for the four months ended September 30, 1995, the annualized lapse rate was approximately 12%. Management believes a reasonable estimate for future lapse rates to be 10% (including 4% for death and partial withdrawal and 6% for basic surrenders and surrenders occurring in the year the surrender charge expires).

Reserves

	State law requires that the reserve be sufficient to meet Old Standard's future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new contract holders, duration of contracts and variations in contract terms. Since such reserves are based on certain actuarial assumptions, no representation is made that the ultimate liability will not exceed these reserves. Old Standard utilizes the services of a consulting actuary to review the reserve amount for compliance with applicable statutes.

	The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves amounted to approximately $49.6 million at September 30, 1995 based on GAAP financial reporting.

Securities Investments

	At September 30, 1995, 100% of the Consolidated Group's securities investments were held by Old Standard. The following table outlines the nature and carrying value of securities investments held by Old Standard at September 30, 1995:


	Available	Held To	Total	Percent
	For Sale	Maturity
	Portfolio	Portfolio
	----------	----------	----------	--------
		(Dollars in Thousands)
Total Amount	$     -	$  8,270	$  8,270	100.0%
			=======	========	========	======
Invested In:
	Fixed Income/Taxable	$     -	$  8,270	$  8,270	100.0%
			=======	========	========	======

Taxable:
	Government Agency	$     -	5,230	5,230	63.2%
	Corporate 	-	3,040	3,040	36.8%
			-------	--------	--------	------
			$     -	$  8,270	$  8,270	100.0%
			=======	========	========	=====
Corporate Bonds:
		AAA	$     -	$  1,032	$  1,032	33.9%
		AA	-	1,003	1,003	33.0%
		A	-	1,005	1,005	33.1%
			-------	--------	--------	------
			$     -	$  3,040	$  3,040	100.0%
			=======	========	========	======


Corporate:
		Finance	$     -	$  2,008	$  2,008	66.1%
		Industrial	-	1,032	1,032	33.9
			-------	--------	--------	------
			$     -	$  3,040	$  3,040	100.0%
			=======	========	========	======

		Investments of the insurance subsidiary are subject to the direction and control of an investment committee appointed by the Board of Directors of each insurance subsidiary. All such investments must comply with applicable state insurance laws and regulations. See "BUSINESS-REGULATION". Investments currently include corporate, government agency, and direct government obligations.

		Old Standard is authorized to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. See
"MANAGEMENT'S DISCUSSION AND ANALYSIS-Asset/Liability Management".

	In the held to maturity portfolio, gross unrealized losses were $198,000 at September 30, 1995.

METHOD OF FINANCING

	The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments.
Financing needs are intended to be met primarily by the sale of its annuities, Certificates and Preferred Stock. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of Brokerage Firms. As of September 30, 1995, there were no borrowings outstanding.

	The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.



COMPETITION

	Summit's and Old Standard's ability to compete for Receivable investments is currently dependent upon Metropolitan. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. The largest single competitors are subsidiaries of much larger companies such as Associates Financial Services Company, Inc., a subsidiary of Ford Motor Company, while the largest number of competitors are a multitude of individual investors. The primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Summit and Old Standard include access to Metropolitan's branch office system which allows it access to markets throughout the country; its ability to purchase long-term Receivables; availability of funds; and its in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

	Summit's and MIS's securities products face competition for investors from other securities issuers many of which are much larger, and from other types of financial institutions.

	The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's management believes that it is in an advantageous position in this regard because of its earning capability through investments in Receivables compared to that of most other life insurance companies.
 Old Standard has also been assigned an A.M. Best Co. (Best) rating of "B (good)". Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

BROKER DEALER ACTIVITIES

	Metropolitan Investment Securities, Inc. (MIS) is a securities broker/dealer, and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan, Summit's former parent company. In addition, MIS currently markets several families of mutual funds, and it anticipates adding additional products offered by unrelated entities such as variable annuities. MIS's sales efforts are currently focused in the states of Washington, Oregon, Idaho and Montana. It is licensed in several other Western states and plans to expand its sales and marketing efforts into additional states in the near future. After the elimination of transactions conducted among the Consolidated Group, MIS contributed an immaterial operating loss to the Consolidated Group during the fiscal year ended September 30, 1995 on revenues of approximately $1.2 million, after intercompany eliminations. See Note 11 to Consolidated Financial Statement.

PROPERTY DEVELOPMENT SERVICES

	Summit Property Development, Inc. provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating income for the Consolidated Group during the fiscal year ended September 30, 1995 of approximately $118,000 on revenues of approximately $1,250,000. See Note 11 to Consolidated Financial Statement.

REGULATION

	Old Standard and Summit are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the State of Idaho. The act regulates transactions between insurance companies and their affiliates. It requires that Summit provide prior notification to the Idaho Insurance Commissioner of certain transactions between the insurance company and affiliates. In certain instances, the Idaho Insurance Commissioner's approval is required.

	The purchase of Arizona Life required approval from the Office of the State Insurance Commissioner of the State of Arizona, and each state in which Arizona Life is authorized to do business.
Approval from the State of Arizona was obtained December 28, 1995.
As of that date, formal approval from the other states wherein
Arizona Life is licensed was pending. Arizona Life and Old Standard are subject to the Insurance Holding Company Act as administered in Arizona. The Act regulates transactions between insurance companies and their affiliates. It requires that Old Standard provide notification to the Insurance Commissioner of certain transactions between the insurance company and affiliates. In certain instances, the Commissioner's approval is required before a transaction with an affiliate can be consummated.

	Old Standard and Arizona Life are subject to extensive regulation and supervision by the Office of the State Insurance Commissioner of their states of domicile, which are Idaho and Arizona, respectively. To a lesser extent they are also subject to regulation by each of the other states in which they operate. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agency levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulation is intended to protect annuity contract and policy owners, rather than investors in an insurance company. Old Standard and Arizona Life are required to file detailed annual and quarterly reports with their respective states of domicile.

	All states in which the insurance subsidiaries operate have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurer engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. The economy and other factors have caused failures of substantially larger companies which could result in substantially increased future assessments.

	The net amounts expensed by Old Standard for guaranty fund assessments and charged to operations for the four month period ended September 30, 1995 was $25,000. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1992. Management does not believe that the amount of future assessments associated with known insolvencies after 1992 will be material to its financial condition or results of operations. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment has been recorded net of a 7% discount rate applied to the estimated payment term of approximately seven years.

	Old Standard is subject to regulatory restrictions on its ability to pay dividends. Such restrictions affect Summit's ability to receive dividends from Old Standard. The unrestricted statutory surplus of Old Standard totaled approximately $249,000 as of September 30, 1995.

	For statutory purposes, Old Standard's capital and surplus and its ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

	As of	As of December 31,
	September 30, 1995	1994	1993	1992
	------------------	----	----	----
	(Dollars in Thousands)

	Capital and Surplus	$2,249	$2,431	$2,069	$2,078
	Ratio of Capital and
	Surplus to Admitted
	Assets	4.2%	5.4%	5.0%	6.5%

	Although the State of Idaho requires only $2.0 million in capital and surplus to conduct insurance business, Old Standard has attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

	Idaho has enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. The insurance subsidiary's capital and surplus levels exceed the calculated minimum requirements.

	MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers and the Securities and
Exchange Commission. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

MANAGEMENT

Directors and Executive Officers
(As of December 31, 1995)

	Name	Age	Position

Tom Turner	45	President/Director
Philip Sandifur	24	Vice President/Director
Greg Gordon	42	Secretary/Treasurer/Director
Ernest Jurdana	51	Principal Accounting Officer
Robert Potter	68	Director

	Tom Turner was elected President on October 31, 1995. Prior to serving as President, he had served as Secretary/Treasurer since September 28, 1994. He has been an employee of Metropolitan since 1985, as a financial analyst. From 1983-1985, Mr. Turner was employed by Olsten Temporary Services. Prior to 1983, Mr. Turner was self-employed, principally doing business in the real estate industry.

	Philip Sandifur is the son of C. Paul Sandifur Jr., who is the sole shareholder of National Summit Corp., the parent company of Summit and also the controlling shareholder of Metropolitan. Philip graduated in 1993 from Santa Clara University receiving a BA in Business. He is not active in the day-to-day operations of Summit except to the extent necessary to carry out his duties as Vice President and Director. Philip Sandifur is principally active as the President of Summit Trading Company, a wholly-owned subsidiary of Summit's parent company, National Summit Corp.

	Greg Gordon was elected Secretary/Treasurer on October 31, 1995. He joined Metropolitan in April of 1989 and started the company's demography department. From 1985 to 1989, he was employed as the Northeastern US division, Market Analyst for Mortgage Guarantee Insurance Corporation. From 1984 to 1985, he was employed as a limited partnership underwriter with Reliance Insurance Company.

	Ernest Jurdana joined Metropolitan as its Principal Accounting Officer in June of 1994. Since that date, he has also been the Principal Accounting Officer for Summit. From 1990 to June 1994, he was Senior Vice President and Chief Financial Officer for
Continental Savings of America. Prior to that time, he was Senior Vice President for Financial Management with Washington Mutual
Savings Bank where he served in various accounting and financial positions from 1966. He received a MBA designation from City University, and was licensed as a Certified Public Accountant in 1986.

	Robert Potter was elected a Director of Summit on March 14, 1995. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. From 1987 to present, Mr. Potter has served as President of Jobs Plus, Inc., a non-profit corporation formed to diversify and broaden the economic base of Kootenai County Idaho. Prior to 1987, Mr. Potter was employed for approximately 6 months as Chief Operating Officer of Incomnet Inc., and prior to that he worked for approximately 30 years with AT&T.

	The directors of Summit are elected for one-year terms at annual shareholder meetings. The officers of Summit serve at the direction of the Board of Directors.

	Summit's officers and directors continue to hold their respective positions with Metropolitan and do not anticipate that their responsibilities with Summit will involve a significant amount of time. They will, however, devote such time to the business and affairs of Summit as may be necessary for the proper discharge of their duties.

	EXECUTIVE COMPENSATION

	The officers and directors do not receive any compensation for services rendered on behalf of Summit, but they are entitled to reimbursement for any expenses incurred in the performance of such services. Such expenses include only items such as travel expense incurred for attendance at corporate meetings or other business. No such expenses have been incurred to date.

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

	Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act")may be permitted to Summit's officers, directors or controlling persons pursuant to the foregoing provisions, Summit has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

	PRINCIPAL SHAREHOLDERS

	The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 1995.

	SHARES OF
NAME AND ADDRESS	COMMON STOCK	% OF CLASS
National Summit Corp.	10,000	100%
W. 929 Sprague Ave.,
Spokane, Washington

CERTAIN TRANSACTIONS

	Summit was originally organized as a wholly-owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in
Summit was acquired by National Summit Corp., a Delaware corporation which is wholly-owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of Summit. Contemporaneously with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp., a Delaware Corporation, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million dollars. Following this sale, Metropolitan has continued to provide, for a fee, principally all the management services to Summit. See "BUSINESS-RECEIVABLE INVESTMENTS".

	Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp.

	Prior to the sale, the officers and directors of Summit, were also officers or directors of Metropolitan and/or its affiliates. Contemporaneously with the sale, the officers and directors resigned and new officers and directors were elected. The current officers and all but one of the directors are employees of Metropolitan. No officer or director of Summit is an officer or director of Metropolitan.

	Summit considered the sale to be in its best interest due to regulatory considerations and other business considerations. The regulatory considerations include the impact of regulations imposed upon Metropolitan by its state of domicile. In the opinion of management, these regulations penalized Summit in its prior corporate structure.

	On January 31, 1995, Summit acquired MIS from Metropolitan. The purchase price was $288,950 paid in cash. MIS is a limited-purpose broker/dealer and the exclusive broker/dealer for the securities sold by Metropolitan and Summit. This sale has not materially affected the business of MIS. Also see "CERTAIN INVESTMENT CONSIDERATIONS-RISK FACTORS" & "BUSINESS-BROKER DEALER ACTIVITIES". Also on January 31, 1995, Metropolitan discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary, Summit Property Development Inc., employing those same individuals who had previously been employed by Metropolitan. Summit Property Development has entered into an agreement with Metropolitan to provide property development services to Metropolitan. Also see "CERTAIN INVESTMENT CONSIDERATIONS-RISK FACTORS" & "BUSINESS-ANNUITY OPERATIONS".

	Through a wholly-owned subsidiary, Summit Group Holding Company, Summit acquired Old Standard on May 31, 1995 from Metropolitan. The purchase price was $2.722 million, plus 20% of Old Standard's statutory earnings for the subsequent three years. The purchase price was established based upon an actuarial valuation of Old Standard.

	Summit and Old Standard obtain substantially all of their Receivable management and servicing support from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. It is anticipated that Arizona Life will execute a similar Agreement during the first quarter of calendar 1996. Also see "BUSINESS-RECEIVABLE INVESTMENTS" & "CERTAIN INVESTMENT CONSIDERATIONS-RISK FACTORS" & Note 11 to Consolidated Financial Statements. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

	In addition, transactions between Metropolitan and companies within the Consolidated Group take place in the normal course of business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services. See Note 11 to Financial Statements.

	Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1995, Summit paid or accrued commissions to MIS in the amount of $297,106 upon the sale of $8,585,470 of certificates and commissions of $19,557 upon the sale of $390,280 of preferred stock.
 MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's Certificates.

	Summit Property Development has entered into an Agreement with Metropolitan to provide property development services to Metropolitan for a fee. See "BUSINESS-PROPERTY DEVELOPMENT
SERVICES".



	PART I (cont.)

Item 2.	Properties

	See Item 1.

Item 3.	Legal Proceedings.

	There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 4.	Submission of Matters to a vote of Security Holders.

	None

				Part II

Item 5.	Market for the Registrant's Common Equity and Related
		Stockholder Matters.

	(a) There is no market for the registrant's common stock

	(b) There was one Common Stockholder at September 30, 1995

	(c) See "Item 6. Selected Financial Data."

Item 6.	Selected Financial Data

      	SUMMIT SECURITIES, INC.
	SELECTED CONSOLIDATED FINANCIAL DATA

	The consolidated financial data shown below as of September 30, 1995 and 1994 and for the years ended September 30, 1995, 1994 and 1993(other than the ratio of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Summit's consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial
Condition and Results of Operations appearing elsewhere herein. The financial data shown as of September 30, 1993, 1992 and 1991 and for the year ended September 30, 1992 and 1991 have been derived from audited financial statements not included herein. The consolidated financial statements as of and for the years ended September 30, 1995, 1994 and 1993 have been audited by Coopers & Lybrand L.L.P.
The consolidated financial statements as of and for the years ended
September 30, 1992, and 1991 have been audited by BDO Seidman.



	Year Ended  	Year Ended	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,	September
30,	September, 30

	1995	1994	1993	1992	1991
INCOME STATEMENT
DATA:

Revenues	$ 9,576,615	$3,395,252	$ 2,815,624	$ 2,435,843	$1,026,405
			===========	==========	==========	==========	==========
Income before
extraordinary item	$   587,559	$  264,879	$   283,107	$   611,595	$  238,205
Extraordinary item (1)			--	--	--	49,772	--
			-----------	----------	----------	----------	----------
Net Income			587,559	264,879	   283,107	   661,367	    238,205
Preferred Stock Dividends			(309,061)	(2,930)	--	--	--
		-----------		----------	----------	----------	----------
Income Applicable to Common
Stockholders		  $   278,498		$  261,949	$   283,107	$   661,367	$  238,205
			===========	==========	==========	==========	==========

Per Common Share:
Income before
extraordinary
item		$     27.85	$    13.47	$     14.15	$     30.58	$    11.91
Extraordinary item (1)			--	--	-- 		2.49	--
		-----------		----------	----------	----------	----------
Income applicable to
common stockholders	$     27.85	$    13.47	$     14.15	$     33.07	$    11.91
			===========	==========	==========	==========	==========
Weighted average number
of common shares
outstanding			10,000	19,445	20,000	20,000	20,000
		===========	==========	==========	==========	==========
Ratio of Earnings
to Fixed Charges and
Preferred Stock Dividends			1.11	1.16	1.24	1.53		1.37

BALANCE SHEET DATA:
Due from/(to) affiliated
companies, net	$ 1,960,104	$   267,735	$ 1,710,743	$  (400,365)	$(5,528,617)
Total Assets	$96,346,572	$35,101,988	$25,441,605	$17,696,628	$16,718,823
Debt Securities
and Other
Debt Payable		$38,650,532	$31,212,718	$21,982,078	$14,289,648	$ 8,451,106
Stockholders' Equity		$ 3,907,067	$3,321,230	$3,188,024	$2,904,917	$2,243,550

(1) Benefit from utilization of net operating loss carryforwards.


Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations
	For the Three Fiscal Years Ended September 30, 1995

Introduction

	Summit's operations for the fiscal year ended September 30, 1995 benefited from the acquisition of and start-up of several new operating subsidiaries. MIS was acquired from Summit's former parent company in January, 1995. At the same time, Summit established a property development subsidiary. Summit acquired Old Standard from Summit's former parent company on May 31, 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1995, Old Standard had total assets of approximately
$54.1 million. See Note 1 to the Financial Statements. During the fiscal year ended September 30, 1995, MIS, Summit Property Development and Old Standard contributed gross revenues of $1.2 million, $1.3 million, and $1.4 million, respectively, to the Consolidated Group.
For the same period, Summit Property Development and Old Standard contributed operating income of approximately $118,000 and $86,000 ,respectively, to the Consolidated Group. The operating income of MIS was not significant after intercompany eliminations.

Results of Operations

	Revenues of the Consolidated Group increased to approximately $9.6 million in 1995 from approximately $3.4 million in 1994, and approximately $2.8 million in 1993. The growth in revenues from 1994 to 1995 is attributable to an increase in investment earnings on outstanding Receivables due largely to the acquisition of Old Standard along with gains realized on the sale of a portion of the Receivable portfolio. Additionally in 1995, the Consolidated Group realized approximately $2.6 million in fee, commission and service revenues from its newly acquired and newly formed subsidiaries. The growth in revenues from 1993 to 1994 is attributable primarily to increased investment earnings on additional outstanding Receivables along with gains realized on the sale of a portion of the Receivable portfolio. These increases were offset partially, in 1994, by a reduction in revenues associated with the sale of repossessed property. The Consolidated Group has increased its investment in Receivables, collateralized by real estate, to approximately $60.1 million at September 30, 1995 from $27.3 million at September 30, 1994, and $19.5 million at September 30, 1993. Additionally, the Consolidated Group has begun investing in annuities and lottery prizes with a total outstanding investment as of September 30, 1995 of $ 16.9 million.

	Net income before preferred stock dividends for the fiscal year ended September 30, 1995 was approximately $588,000 compared to $265,000 in 1994 and $283,000 in 1993. The increase from 1994 to 1995 was primarily the result of increased gains on the sale of Receivables, an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the acquisition of Old Standard, and increased fees, commissions and service revenues from MIS and Summit Property Development, Inc. which were only partially offset by increases in salaries and benefits, commissions and other operating expenses. The relatively small decrease in net income from 1993 to 1994 was the result of Summit being able to realize gains on the sale of Receivables, improve other income sources and reduce operating expenses, all of which were necessary as Summit experienced a reduced margin between interest sensitive income and interest sensitive expense along with an increase in the provision for losses on real estate assets.

	Since the date of its incorporation through approximately the end of calendar year 1993 and again in 1995, Summit generally benefited from a declining interest rate environment with lower money costs and relatively consistent yields on Receivables. In addition, a declining rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This was evident in 1995 and 1994 as Summit was able to realize gains of $512,500 and $171,756, respectively, from the sale of Receivables.
Higher levels of prepayments in the Receivable portfolio were experienced during the years 1992 through 1995, allowing Summit to recognize unamortized discounts on Receivables at an accelerated rate.
 During 1994 and continuing in 1995, Metropolitan, Summit's former parent and the primary supplier of Receivables, began charging the Consolidated Group underwriting fees associated with Receivable acquisitions. The charging of the underwriting fee results in a somewhat lower yield over the life of the newly acquired Receivables.
 However, management believes the yield to be favorable in comparison to other investment opportunities. See "BUSINESS-Investment in Receivables".

	Maintaining efficient collection efforts and minimizing delinquencies in the Consolidated Group's Receivable portfolio are ongoing management goals. During 1995, the Consolidated Group realized a gain on the sale of repossessed real estate of approximately $6,300 compared to a gain of $12,300 in 1994 and a loss of $18,400 in 1993. In recognition of the increased size of the Consolidated Group's Receivable and real estate portfolios, principally associated with the purchase of Old Standard, the Consolidated Group has increased its provision for losses on assets collateralized by real estate. Provisions for losses were approximately $445,000, $155,000, and $51,000 for 1995, 1994, and
1993, respectively. At September 30, 1995, the Consolidated Group had an allowance for losses on real estate assets of $765,000 compared to $251,000, and $97,000 at September 30, 1994 and 1993, respectively. The increase in 1995 was in part attributable to the acquisition of Old Standard. At September 30, 1995, 1994 and 1993, the allowance for losses represented approximately 1.2%, 0.9% and 0.5%, respectively, of the face value of Receivables collateralized by real estate.

	In April 1992, the Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) No. 92-3, "Accounting for Foreclosed Assets," which provides guidance on determining the accounting treatment for foreclosed assets. SOP 92-3 requires that foreclosed assets be carried at the lower of (a) fair value minus estimated cost to sell, or (b) cost. Summit applied the provisions of SOP 92-3 effective October 1, 1992.
The initial charge for its application was approximately $10,000, before the application of related income taxes, and is included in operations for fiscal 1993.

Interest Sensitive Income and Expense

	Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits and the interest costs of Certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

	The excess of interest sensitive income over interest sensitive expense was approximately $1,075,000 in 1995, $543,000 in 1994, and $696,000 in 1993. The increase from 1994 to 1995 of $532,000 was attributable to the following: (1) increased investment in the Receivable portfolio largely due to the acquisition of Old Standard;
(2) a lower cost of funds, influenced in part by the acquisition of Old Standard, and; (3) additional dividend income from preferred stock of Metropolitan held by Summit. The decrease from 1993 to 1994 of approximately $153,000 was attributable to several factors including:
(1) the charging of underwriting fees by Metropolitan which reduced 1994 interest income by approximately $60,000; (2) the sale of $4.5 million of high yielding, time-share Receivables to Metropolitan in February 1994; (3) lower yields on acquired Receivables; and (4) the accumulation of cash, which was invested in low yielding overnight investments, which was utilized for the September 1994 payment of $3.6 million to Metropolitan to redeem its outstanding common stock. See
Note 11 to the Consolidated Financial Statements.

Fees, Commissions, Service and Other Income

	Other income grew to approximately $2,580,000 in 1995 from $60,700 in 1994, and $42,700 in 1993. In 1995, the significant increase in other income was the result of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, of approximately $1.12 million and approximately $1.25 million of service fees earned by its property development subsidiary, offset, in part, from the increase in other expenses. Other income in 1993 and 1994 resulted predominantly from miscellaneous fees and charges related to Receivables.

Other Expenses

	Operating expenses increased significantly in 1995 to $2,900,000 from relatively stable amounts of $231,400 for 1994 and $244,600 for 1993. The 1995 increase in operating expense was principally the result of the acquisition and establishment of new subsidiaries, including the insurance, broker/dealer and the property development subsidiaries. The 1995 increase in operating expenses encompassed the addition of employees for each of the new subsidiaries, commissions paid to agents as a result of the insurance company acquisition, and occupancy and administrative expenses associated with the various subsidiaries. See "BUSINESS-Recent Developments-Subsidiary Acquisitions".

Provision for Losses on Real Estate Assets

	The provision for losses on Receivables and repossessed real estate has increased as the size of the portfolio of Receivables and repossessed real estate has grown to provide for what Management believes are adequate allowances for anticipated losses. The following table summarizes the Consolidated Group's allowance for losses on Receivables and repossessed real estate:



		1995		1994	1993
	Beginning Balance	$250,572	$ 96,654	$59,244
	Increase due to:
	Acquisition of
	life insurance
	affiliate	310,957
	Provision 	103,950	103,000	15,000

	Charge-Offs	(34,276)	(49,921)	(7,894)
	Recoveries	133,927	100,839	30,304
			--------	--------	--------
	Ending Balance	$765,130	$250,572	$96,654
			=======	=======	=======

These allowances are in addition to unamortized acquisition discounts of approximately $2.6 million at September 30, 1995, $1.3 million at September 30, 1994, and $1.1 million at September 30, 1993.

Gain/Loss on Other Real Estate Owned

	During 1995, the Consolidated Group experienced a gain on the sale of real estate of approximately $6,300. At the end of fiscal 1995, the Consolidated Group had approximately $836,000 in real estate held for sale, less than 1% of total assets.

Effect of Inflation

	During the three year period ended September 30, 1995, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and costs on the Consolidated Group's assets and liabilities. See "BUSINESS-Interest Sensitive
Income and Expense". However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on it investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues.
 The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities.
Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new businesses.

	Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the operations of the Consolidated Group nor is it expected to have a material effect in the near future.

Asset/Liability Management

	As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 1996, more of the Consolidated Group's financial liabilities (primarily annuities and certificates) will reprice or mature more quickly than its financial assets (primarily Receivables and fixed income investments). In a decreasing interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. This effect is mitigated to the extent that receivables are reduced when debtors increase their level of early repayments to the Consolidated Group in a decreasing rate environment.

	The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset.
Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. The Consolidated Group had not employed any such strategies prior to or through September 30, 1995. Also See "BUSINESS-Securities Investments".

	During fiscal 1996, approximately $15.0 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $49.6 million reprice during fiscal 1996, and approximately $10.2 million of Certificates and other debt will mature during fiscal 1996. These estimates result in repricing of interest sensitive liabilities in excess of interest sensitive assets of approximately $44.8 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 400%.

New Accounting Rules

	In the fourth quarter of fiscal 1993, the Consolidated Group adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), retroactive to October 1, 1992 and resulted in no significant effect on the Consolidated Group's financial position. Prior to fiscal 1993, the Consolidated Group accounted for income taxes as required by Accounting Principles Board Opinion No. 11. See Note 9 to the Consolidated Financial Statements.

	In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Consolidated Group is required to adopt this new standard by October 1, 1995. The Consolidated Group does not anticipate that the adoption of SFAS No. 114 will have a material effect on the financial statements.

	Old Standard adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The effect of applying this new standard was to decrease stockholders' equity by $59,311, which is net of a $30,554 income tax effect. At September 30, 1995, the Consolidated Group had net unrealized losses on investments of $11,884. This amount is reported as a reduction in stockholders' equity.

	In December 1991, Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial
Instruments," was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (the Consolidated Group's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in the Consolidated Group's financial statements.

Liquidity and Capital Resources

	As a financial institution, the Consolidated Group's liquidity is largely linked to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully maintained liquidity, as necessary, during the past four years to allow it to continue to invest funds generated by operations and financing activities.

	The Consolidated Group generated cash from operations of approximately $4.0 million in 1995, $2.3 million in 1994, and $1.4 million in 1993. Cash utilized by the Consolidated Group in its investing activities was approximately $13.7 million in 1995, $6.3 million in 1994, and $9.2 million in 1993. Cash provided by the Consolidated Group's financing activities was approximately $9.1 million in 1995, $4.1 million in 1994, and $5.8 million in 1993. These cash flows have resulted in year end cash and cash equivalent balances of approximately $3.0 million in 1995, and $3.6 million in both 1994 and 1993.

	During 1995, the cash provided by operating activities of approximately $4.0 million plus cash provided by financing activities of $9.1 million was used entirely to support the net investing activities of $13.7 million. Cash from operating activities of $4.0 million resulted primarily from net income of $600,000, increases in annuity reserves of $1.0 million, increases in compound and accrued interest on Certificates of $1.7 million plus other adjustments of $.7 million. Cash used in investing activities of $13.7 million primarily included acquisition of real estate receivables and other receivable investments, net of payments and sales, of $16.1 million, offset by $1.0 million from the sale of investment securities and the $1.4 million of cash received upon the acquisition of various subsidiaries.
 Cash from financing activities of $9.1 million resulted primarily from: (1) issuances of Certificates, net of repayments and related debt issue costs, of $5.3 million; (2) issuance of insurance annuities, net of surrenders, of approximately $4.0 million; (3) issuances of preferred stock of $.4 million; less (4) debt repayments to banks and others of $.2 million; and (5) dividend payments from subsidiaries of $.4 million.

	During 1994, the cash provided by operating activities of $2.3 million, plus cash provided by financing activities of $4.1 million, was used entirely to support the net investing activities of $6.3 million. Cash from operating activities of $2.3 million resulted primarily from net income of $.3 million, increases in compound and accrued interest on Certificates of $1.2 million and other accrual adjustments of $.6 million. Cash used in investing activities of $6.3 million primarily included acquisition of Receivables, net of payments and sales, of $8.0 million being offset by the collection of advances from related parties of $1.7 million. Cash from financing activities of $4.1 million resulted primarily from: (1) issuance of Certificates, net of repayment and related debt issue costs, of $7.5 million; (2) issuance of common and preferred stock of $.2 million; less (3) redemption of common stock, owned by the Consolidated Group's former parent, of $3.6 million.

	During 1993, a $2.1 million decrease in cash and cash equivalents resulted from cash provided by operating activities of $1.4 million less cash used in investing activities of $9.2 million plus cash provided by financing activities of $5.7 million. Cash from operating activities resulted primarily from net income of $.3 million and the increase in compound and accrued interest on Certificates of $1.0 million. Cash used in investing activities primarily included: (1) acquisition of real estate Receivables, net of payments and sales, of $7.6 million; and (2) an advance to its parent company of $1.7 million for the purchase of Receivables. Cash provided by financing activities included: (1) issuance of Certificates, net of repayments and related debt issue costs, of $7.0 million; less (2) repayment of amounts due its parent of $.4 million; and (3) repayment to banks and others of $.9 million.

	Management believes that cash flow from operating activities and financing activities and the liquidity provided from current investments will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 1996. Summit has not defaulted on any of its obligations since its founding in 1990.



Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

		Page
Report of Independent
Accountants..................................................

Consolidated Balance Sheets..................................

Consolidated Statements of Income............................

Consolidated Statements of Stockholders' Equity..............

Consolidated Statements of Cash Flows........................

Notes to Consolidated Financial Statements...................






                      REPORT OF INDEPENDENT ACCOUNTANTS



     The Directors and Stockholders
     Summit Securities, Inc.


     We have audited the accompanying consolidated balance sheets of Summit Securities, Inc. and subsidiaries as of September 30, 1995
and
     1994, and the related consolidated statements of income, stockholders'
     equity and cash flows for each of the three years in the period ended
     September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present
     fairly, in all material respects, the consolidated financial position
     of Summit Securities, Inc. and subsidiaries as of September 30,
1995
     and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
September
     30, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its methods of accounting for repossessed real property and income taxes in fiscal 1993.




                                      COOPERS & LYBRAND L.L.P.



     Spokane, Washington
     November 20, 1995

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     September 30, 1995 and 1994


                                                     1995
1994
                                                 -----------   -------
----
                     ASSETS

     Cash and cash equivalents                   $ 2,979,362   $
3,608,764
     Investments:
       Investments in affiliated company
         (Note 4)                                  3,022,425
3,022,425
       Held-to-maturity securities, at
         amortized cost (Note 5)                   8,269,541
       Accrued interest on investments                46,209
                                                 -----------   -------
----
           Total cash and investments             14,317,537
6,631,189

     Real estate contracts and mortgage
       notes receivable, net
       (Notes 2, 6 and 11)                        60,117,219
27,282,991
     Other receivable investments (Notes 3
       and 11)                                    16,895,902
     Real estate held for sale (Note 6)              836,291
452,700
     Deferred costs (Note 8)                       3,582,202
705,994
     Other assets, net                               597,421
29,114
                                                 -----------   -------
----
           Total assets                          $96,346,572
$35,101,988
                                                 ===========
===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

     Liabilities:
       Annuity reserves (Note 12)                $49,559,589
       Investment certificates and accrued
         interest (Note 7)                        38,545,896
$31,092,830
       Debt payable (Note 6)                         104,636
119,888
       Accounts payable and accrued expenses
         including payables to affiliates
         (Note 11)                                 2,938,182
416,262
       Deferred income taxes (Note 9)              1,291,202
151,778
                                                 -----------   -------
----
           Total liabilities                      92,439,505
31,780,758
                                                 -----------   -------
----
     Commitments and contingencies (Notes 1
       and 12)

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1995 and 1994


                                                     1995
1994
                                                 -----------   -------
----
       LIABILITIES AND STOCKHOLDERS' EQUITY,
                     CONTINUED

     Stockholders' equity (Note 10):
       Preferred stock, $10 par (liquidation
         preference $3,562,220 and $3,171,940)       356,222
317,194
       Common stock, $10 par                         100,000
100,000
       Additional paid-in capital                  1,786,991
1,454,063
       Retained earnings                           1,675,738
1,449,973
       Net unrealized loss on investments, net
         of income taxes of $6,122                   (11,884)
                                                 -----------   -------
----
           Total stockholders' equity              3,907,067
3,321,230
                                                 -----------   -------
----
           Total liabilities and
             stockholders' equity                $96,346,572
$35,101,988
                                                 ===========
===========


     The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     For the Years Ended September 30, 1995, 1994 and 1993

                                         1995         1994
1993
                                      ----------   ----------   ------
----
     Revenues:
       Annuity fees and charges       $   14,179
       Interest on receivables         3,901,113   $2,422,484
$1,938,206
       Earned discount on receivables    777,659      373,003
428,482
       Other investment interest         410,568      275,180
120,998
       Dividends (Note 11)               256,991
       Real estate sales               1,123,500       88,000
280,500
       Fees, commissions, service
         and other income (Note 11)    2,580,105       60,677
42,714
       Realized net gains on sales
         of investments                                 4,252
4,724
       Realized net gains on sales
         of real estate contracts and
         mortgage notes and other
         receivable investments
         (Note 11)                       512,500      171,756
                                      ----------   ----------   ------
----
           Total revenues              9,576,615    3,395,352
2,815,624
                                      ----------   ----------   ------
----
     Expenses:
       Annuity benefits                1,034,082
       Interest expense                3,251,334    2,527,945
1,792,059
       Cost of real estate sold        1,117,233       75,656
298,900
       Provision for losses on
         real estate assets              445,381      155,042
51,012
       Salaries and employee benefits    907,690
       Commissions to agents           1,395,994
       Other operating and under-
         writing expenses (Note 11)      738,380      231,423
244,595
       Less amount capitalized as
         deferred costs, net of
         amortization (Note 8)          (140,745)
                                      ----------   ----------   ------
----
           Total expenses              8,749,349    2,990,066
2,386,566
                                      ----------   ----------   ------
----
     Income before income taxes          827,266      405,286
429,058
     Income tax provision (Note 9)      (239,707)    (140,407)
(145,951)
                                      ----------   ----------   ------
----
     Net income                          587,559      264,879
283,107
     Preferred stock dividends          (309,061)      (2,930)
                                      ----------   ----------   ------
----
     Income applicable to common
       stockholders                   $  278,498   $  261,949   $
283,107
                                      ==========   ==========
==========
     Income per share applicable to
       common stockholders            $    27.85   $    13.47   $
14.15
                                      ==========   ==========
==========
     Weighted average number of
      shares of common stock
      outstanding                         10,000       19,445
20,000
                                      ==========   ==========
==========
     The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the Years Ended September 30, 1995, 1994 and 1993

     Net

  Unrealized

    Gains
                                                            Additional
  (Losses)
                                    Preferred     Common     Paid-In
  on Invest-   Retained
                                      Stock       Stock      Capital
    ments      Earnings     Total
                                    ----------  ----------  ----------
 ----------  ----------  ----------
     Balance, September 30, 1992                $  200,000  $1,800,000
             $  904,917  $2,904,917
     Net income
                 283,107     283,107
                                    ----------  ----------  ----------
 ----------  ----------  ----------
     Balance, September 30, 1993                   200,000   1,800,000
              1,188,024   3,188,024
     Net income
                 264,879     264,879
     Cash dividends on preferred
       stock (variable rate)
                  (2,930)     (2,930)
     Common stock redeemed and
       retired (20,000 shares)
       (Note 1)                                   (200,000)
(3,400,000)                         (3,600,000)
     Sale of common stock (10,000
       shares) (Note 1)                            100,000
                             100,000
     Sale of variable rate preferred
       stock, net of offering costs
       (1,495 shares)               $   14,952                 127,008
                            141,960
     Issuance of variable rate
       preferred stock (30,224
       shares) (Note 1)                302,242               2,720,183
                          3,022,425
     Income tax benefit associated
       with disaffiliation (Note 1)                            206,872
                            206,872
                                    ----------  ----------  ----------
 ----------  ----------  ----------
     Balance, September 30, 1994       317,194     100,000   1,454,063
              1,449,973   3,321,230
     Net income
                 587,559     587,559
     Cash dividends on preferred
       stock (variable rate)
                (309,061)   (309,061)
     Sale of variable rate preferred
       stock, net of offering costs
       (3,903 shares)                   39,028                 332,928
                            371,956
     Net change in unrealized gains
       (losses) on investment
       securities, net of income
       taxes of $6,122 (Note 5)
  $  (11,884)                (11,884)

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
     For the Years Ended September 30, 1995, 1994 and 1993

     Net

  Unrealized

    Gains
                                                            Additional
  (Losses)
                                    Preferred     Common     Paid-In
  on Invest-   Retained
                                      Stock       Stock      Capital
    ments      Earnings     Total
                                    ----------  ----------  ----------
 ----------  ----------  ----------
     Excess cost over historical
       cost basis of subsidiaries
       purchased from related
       parties (Note 1)
                 (52,733)    (52,733)
                                    ----------  ----------  ----------
 ----------  ----------  ----------
     Balance, September 30, 1995    $  356,222  $  100,000  $1,786,991
 $  (11,884) $1,675,738  $3,907,067
                                    ==========  ==========  ==========
 ==========  ==========  ==========


     The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended September 30, 1995, 1994 and 1993

                                                                1995
        1994          1993
                                                            ----------
-   -----------   -----------
     Operating activities:
       Net income                                           $
587,559   $   264,879   $   283,107
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Proceeds from sale of trading securities
     20,077,343     2,052,187
           Purchase of trading securities
    (20,073,050)   (2,047,812)
           Realized net gains on sales of investments
         (4,252)       (4,724)
           Realized net gains on sales of real estate
             contracts and mortgage notes and other
             receivable investments
(512,500)     (171,756)
           (Gain) loss on sale of real estate
(6,267)      (12,344)       18,400
           Provision for losses on real estate assets
445,381       155,042        51,012
           Amortization of deferred costs
519,280       262,484       151,763
           Deferred income tax provision
164,249       136,500       145,951
           Changes in assets and liabilities, net of
             effects from purchase of subsidiaries:
               Annuity reserves
1,031,720
               Compound and accrued interest on investment
                 certificates and debt payable
1,714,943     1,229,371       955,322
               Accrued interest receivable
(306,978)      107,423      (175,460)
               Other
365,111       312,110         7,383
                                                            ----------
-   -----------   -----------
                 Net cash provided by operating activities
4,002,498     2,283,750     1,437,129
                                                            ----------
-   -----------   -----------
     Investing activities:
       Payments for purchase of subsidiaries, net of cash
         received
1,406,873
       Advances to parent and affiliated companies
                   (1,710,743)
       Collection of advances to parent and affiliated
         companies
      1,710,743
       Proceeds from sales of available-for-sale
         investments
992,370
       Principal payments on real estate contracts and
         mortgage notes receivable
6,567,102     1,829,515     4,039,074
       Principal payments on other receivable investments
393,942
       Purchases of real estate contracts and mortgage
         notes receivable
(26,130,804)  (20,177,705)  (15,667,120)

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED CASH FLOWS, Continued
     For the Years Ended September 30, 1995, 1994 and 1993

                                                                1995
        1994          1993
                                                            ----------
-   -----------   -----------
     Investing activities, continued:
       Purchases of other receivable investments
(18,316,371)
       Proceeds from real estate sales
163,687         6,200        75,008
       Additions to real estate held for sale
(141,336)      (82,135)      (24,155)
       Proceeds from sale of real estate contracts and
         mortgage notes and other receivable investments
21,350,848    10,393,131     4,044,423
                                                            ----------
-   -----------   -----------
           Net cash used in investing activities
(13,713,689)   (6,320,251)   (9,243,513)
                                                            ----------
-   -----------   -----------
     Financing activities:
       Repayment of amounts due to parent company
                     (400,365)
       Receipts from annuity products
5,903,808
       Withdrawals of annuity products
(1,934,898)
       Proceeds from investment certificates
8,585,470    10,539,684     9,677,843
       Repayments of investment certificates
(2,847,347)   (2,635,649)   (2,300,088)
       Repayments to banks and others
(193,631)      (48,170)     (890,247)
       Debt issuance costs
(441,775)     (444,102)     (333,489)
       Excess cost over historical cost basis of
         subsidiaries purchased from related parties
(52,733)
       Issuance of preferred stock
371,956       141,960
       Issuance of common stock
        100,000
       Redemption and retirement of common stock
     (3,600,000)
       Dividends paid on preferred stock
(309,061)       (2,930)
                                                            ----------
-   -----------   -----------
           Net cash provided by financing activities
9,081,789     4,050,793     5,753,654
                                                            ----------
-   -----------   -----------
     Net increase (decrease) in cash and cash equivalents
(629,402)       14,292    (2,052,730)

     Cash and cash equivalents, beginning of year
3,608,764     3,594,472     5,647,202
                                                            ----------
-   -----------   -----------
     Cash and cash equivalents, end of year                 $
2,979,362   $ 3,608,764   $ 3,594,472

===========   ===========   ===========

     See Note 14 for supplemental cash flow information.

     The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  SUMMARY OF ACCOUNTING POLICIES:

           BUSINESS AND REORGANIZATION

           Summit Securities, Inc., d/b/a National Summit Securities,
Inc.
           in the states of New York and Ohio (the Company), was incorporated on July 25, 1990. Prior to September 9, 1994, the
           Company was a wholly-owned subsidiary of Metropolitan
Mortgage &
           Securities Co., Inc. (Metropolitan). On September 9, 1994, the
           controlling interest in the Company was acquired by National
           Summit Corp., a Delaware corporation which is wholly-owned by C.
           Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein the Company redeemed all the common shares held by its former parent company, Metropolitan, which
           consisted of 100% of the outstanding common stock of the Company for $3,600,000, which approximated the net book value of the
           Company at the transaction date. Contemporaneously with this redemption, the Company issued 10,000 shares of common stock to
           National Summit Corp. for $100,000. In addition, various investors holding Metropolitan's common and preferred stock,
           including members of Mr. Sandifur's immediate family, acquired
           30,224 shares of the Company's preferred stock Series S-1 for
           $100 per share in exchange for preferred and common shares of
           Metropolitan. The preferred shares issued for the Metropolitan shares were recorded at their face value which approximated recent issuances to unrelated parties. The face value of the
           preferred shares approximates fair value due to the variable dividend rate associated with such shares (see Note 4).

           On January 31, 1995, the Company consummated an agreement with
           Metropolitan, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995 at a purchase
           price of $288,950, which approximated the book value of MIS at date of purchase. This acquisition was recorded as a purchase.
           However, due to the common control of Metropolitan and the Company, the historical cost bases of the assets and liabilities
           of MIS were recorded by the Company.

           On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life
Insurance
           Company (OSL) effective May 31, 1995, at a purchase price of
           $2,722,000, which approximated the historical cost basis of OSL at date of purchase, with future contingency payments equal to
           20% of statutory income prior to the accrual of income tax for the fiscal years ending December 31, 1995, 1996 and 1997. Future contingent payments, if any, will be accounted for as
           dividends. The purchase price plus estimated future contingency payments approximate the appraised valuation of OSL. The acquisition was recorded as a purchase. However, due to the
           common control of Metropolitan and the Company, the historical cost bases of assets and liabilities of OSL were recorded by

           BUSINESS AND REORGANIZATION, CONTINUED

           the Company. The total purchase price of MIS and OSL exceeded the historical cost basis of the net assets of the companies by approximately $53,000. Due to the common control of Metropolitan and the Company, this excess purchase price has
           been recorded as a dividend through a reduction of retained earnings.

           Pro forma summary financial information of the Company, as if the acquisitions of MIS and OSL occurred as of October 1, 1993, is as follows:

                                                  Years Ended
September 30,
                                                  --------------------
----
                                                     1995         1994
                                                  -----------  -------
----
             Revenues                             $13,704,000  $
9,930,000
             Net income                             1,184,000
874,000
             Net income per common share                87.50
44.80

           Metropolitan is effectively controlled by C. Paul Sandifur, Jr.
           through his common stock ownership and voting control.
National
           Summit Corp. is wholly-owned by C. Paul Sandifur, Jr.
through
           ownership of 100% of the voting stock.  National Summit
Corp.
           does not have any operations or activities other than the acquisition of the Company. The consolidated financial statements include the accounts of the Company and its wholly-
           owned subsidiaries, Old Standard Life Insurance Company
(since
           May 31, 1995), Metropolitan Investment Securities, Inc.
(since
           January 31, 1995) and Summit Property Development, Inc.
All
           significant intercompany transactions and balances have been eliminated in consolidation.

           The Company purchases contracts and mortgage notes collater-
           alized by real estate and other receivable investments, with funds generated from the public issuance of debt securities in the form of investment certificates, annuity products, cash flow from receivable payments and sales of real estate.

           CASH AND CASH EQUIVALENTS

           The Company considers all highly-liquid debt instruments purchased with a remaining maturity of three months or less to
           be cash equivalents. Cash includes all balances on hand and on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of its depository financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution
and
           balances periodically exceed the FDIC insurance limit.

           INVESTMENTS IN AFFILIATED COMPANY

           Investments in equity securities of Metropolitan are carried at the lower of cost or estimated net realizable value.

           INVESTMENTS

           The Company has classified its investments in debt and equity securities, other than those of an affiliated company, as "available-for-sale," "held-to-maturity" or "trading." The accounting policies related to these investments are as follows:

             AVAILABLE-FOR-SALE SECURITIES: Available-for-sale securities, consisting primarily of government-backed securities, public utility and corporate bonds, are carried at market value. Realized gains and losses on the sale of these securities are
             recognized on a specific identification basis in the consolidated statement of income in the period the securities
             are sold. Unrealized gains and losses are presented as a separate component of stockholders' equity, net of related
             income taxes.

             HELD-TO-MATURITY SECURITIES: Held-to-maturity securities,
             consisting primarily of government-backed securities and corporate bonds having fixed maturities, are carried at amortized cost. The Company has the ability and intent to
             hold these investments until maturity.

             TRADING SECURITIES: Trading securities, consisting primarily of government-backed securities and corporate bonds, are bought and held principally for the purpose of selling them in
             the near term and are recorded at market value. Realized and unrealized gains and losses are included in the consolidated statements of income.

           For other than a temporary decline in the value of a common stock, preferred stock or publicly traded bonds below their cost
           or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss.
           Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which
           the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuers;
and
           the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

           REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

           Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost.
Discounts
           originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method. For contracts acquired after September
30,
           1992, net purchase discounts are amortized on an individual contract basis using the interest method over the remaining contractual term of the contract. For contracts acquired before
           October 1, 1992, the Company accounts for its portfolio of discounted loans using anticipated prepayment patterns to apply
           the interest method of amortizing discounts. Discounted contracts are pooled by the fiscal year of purchase and by similar contract types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of
           10-12 percent per year and scheduled payments, which is consistent with the Company's prior experience with similar loans and the Company's expectations.

           In May 1993, Statement of Financial Accounting Standards
No. 114
           (SFAS No. 114), "Accounting by Creditors for Impairment of a
           Loan," was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. The Company is required to adopt this new standard on October 1, 1995. The Company does not anticipate that the adoption of SFAS No. 114 will have a material effect on the consolidated financial statements.

           OTHER RECEIVABLE INVESTMENTS

           Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

           REAL ESTATE HELD FOR SALE

           Real estate is stated at the lower of cost or fair value less costs to sell. The Company principally acquires real estate through foreclosure or forfeiture. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (unpaid contract carrying value). Periodically, the Company reviews its carrying values of real
           estate held for sale by obtaining new or updated appraisals, and adjusts its carrying values to the lower of cost or net realizable value, as necessary.

           REAL ESTATE HELD FOR SALE, CONTINUED

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

           ALLOWANCE FOR LOSSES ON REAL ESTATE RECEIVABLES

           The established allowances for losses on real estate receivables include amounts for estimated probable losses on real estate contracts and mortgage notes receivable. Specific allowances are established for delinquent contract receivables, as necessary, with net carrying values in excess of $100,000. Additionally, the Company establishes allowances, based on prior
           delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for
           losses are based on the net carrying values of the contracts, including accrued interest. Accordingly, the Company continues interest accruals on delinquent loans until foreclosure, unless the principal and accrued interest on the loan exceeds the fair value of the collateral, net of estimated selling costs.
The
           Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance
           for losses as necessary, such that the net carrying value does not exceed net realizable value.

           DEFERRED COSTS

           Commission expense and other annuity policy and investment certificates issuance costs are deferred. For investment certificates, amortization is computed over the expected certificate term which ranges from 6 months to 5 years, using
           the level yield (interest) method. For annuities, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the annuities.

           ANNUITY RESERVES

           Premiums for annuities are recorded as annuity reserves. Reserves for annuities are equal to the sum of the account balances including deferred service charges. Based on past experience, consideration is given in actuarial calculations to
           the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations.

           RECOGNITION OF ANNUITY REVENUES

           Annuity revenues consist of the charges assessed against the account balance for expense and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefitted using the same assumptions as are used to amortize deferred acquisition costs.

           GUARANTY FUND ASSESSMENTS

           OSL is subject to insurance guaranty laws in the states in which it operates. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants in the event of insolvency of other life insurance
           companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.
 As
           of September 30, 1995, the Company has accrued a liability for guaranty fund assessments for known insolvencies net of estimated recoveries through premium tax offsets.

           INCOME TAXES

           The Company was included in the consolidated income tax return with Metropolitan, its former parent through September 9, 1994.
           Subsequent to that date, the Company is included in the consoli-
           dated income tax return with National Summit Corp.  The
Company
           is allocated a current and deferred tax provision from Metro-
           politan or National Summit Corp. as if the Company filed a separate tax return. Effective October 1, 1992, Summit adopted
           the provisions of Statement of Financial Accounting
Standards
           No. 109 (SFAS No. 109), "Accounting for Income Taxes."
There
           was no effect on the Company's financial statements of adopting
           SFAS No. 109.

           In association with the disaffiliation from Metropolitan in 1994, the Company received certain income tax benefits, principally associated with the allocation of the
Metropolitan
           consolidated group's net operating loss carryforwards and a reduction in amounts payable to Metropolitan, which resulted in
           a reduction of deferred taxes payable of approximately
$207,000.
           This benefit has been recorded as additional paid-in capital due to the affiliation between Metropolitan and the Company.

           FINANCIAL INSTRUMENTS

           In December 1991, Statement of Financial Accounting
Standards
           No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for
           which it is practicable to estimate that value.  SFAS No.
107 is
           effective for financial statements issued for fiscal years ending after December 31, 1995 (the Company's fiscal year ending
           September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of
           financial instruments in the Company's financial statements.

           EARNINGS PER COMMON SHARE

           Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted averaged number of shares of common stock outstanding.
           There were no common stock equivalents or potentially dilutive securities outstanding during any of the three years in the period ended September 30, 1995.

           RECLASSIFICATIONS

           Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.
These
           reclassifications had no effect on net income or retained earnings as previously reported.


     2.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

         Real estate contracts and mortgage notes receivable include mortgages collateralized by property located throughout the
United
         States. At September 30, 1995, the Company held first position liens associated with contracts and mortgage notes receivable with a face value of approximately $51,100,000 and second position liens of approximately $11,230,000. Approximately 18% of the face
         value of the Company's real estate contracts and mortgage notes receivable are collateralized by property located in the Southwest
         (Texas, Louisiana and New Mexico), approximately 21% by property located in the Pacific Southwest (California, Nevada and Arizona),
         approximately 22% by property located in the Pacific
Northwest
         (Washington, Alaska, Idaho, Montana and Oregon) and approximately
         10% by property located in the Southeast (Florida, Georgia, North
         Carolina and South Carolina).

     2.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE,
CONTINUED:

         The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1995 and 1994 is grouped by the following dollar ranges:

                                                     1995
1994
                                                 -----------   -------
----
           Under $15,001                         $ 3,399,194   $
1,262,236
           $15,001 to $40,000                     22,777,987
10,555,623
           $40,001 to $80,000                     20,210,801
9,970,820
           $80,001 to $150,000                    11,883,730
4,684,026
           Greater than $150,000                   4,057,536
1,931,873
                                                 -----------   -------
----
                                                 $62,329,248
$28,404,578
                                                 ===========
===========

         Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30,
         1995 and 1994 are as follows:

                                                     1995
1994
                                                 -----------   -------
----
           Less than 8.00%                       $ 7,003,736   $
3,072,262
           8.00% to 8.99%                          9,430,059
3,682,307
           9.00% to 9.99%                         13,741,811
6,489,889
           10.00% to 10.99%                       20,058,197
10,242,985
           11.00% to 11.99%                        7,687,561
2,868,603
           12.00% to 12.99%                        2,957,362
1,533,520
           13% or higher                           1,450,522
515,012
                                                 -----------   -------
----
                                                 $62,329,248
$28,404,578
                                                 ===========
===========

         The weighted average contractual interest rate on these receiv-
         ables at September 30, 1995 is approximately 9.3%. Maturity dates range from 1995 to 2025. The constant effective yield on contracts purchased in fiscal 1995 and 1994 was approximately 10.9% and 11.5%, respectively.

     2.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE,
CONTINUED:

         The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1995 and 1994:

                                                     1995
1994
                                                 -----------   -------
----
           Face value of discounted receivables  $51,768,999
$21,931,395
           Face value of originated and non-
             discounted receivables               10,560,249
6,473,183
           Unrealized discounts, net of
             unamortized acquisition costs        (2,614,937)
(1,337,365)
           Allowance for losses                     (765,130)
(250,572)
           Accrued interest receivable             1,168,038
466,350
                                                 -----------   -------
----
           Carrying value                        $60,117,219
$27,282,991
                                                 ===========
===========

         The principal amount of receivables with required principal
or
         interest payments being in arrears for more than three months was
         approximately $2,675,000 and $1,085,000 at September 30, 1995
and
         1994, respectively.  During the years ended September 30,
1995 and
         1994, the Company sold approximately $20,000,000 and
$10,400,000
         of real estate contracts and mortgage notes receivables without recourse and recognized gains of approximately $384,000 and $172,000, respectively. The sales during 1995 were primarily made
         to affiliated companies at estimated fair value which resulted in a gain of approximately $335,000.

         Aggregate amounts of receivables (face amount) expected to be received, based upon estimated prepayment patterns, are as follows:


                    Fiscal Year Ending
                      September 30,
                    -------------------
                           1996                 $ 7,328,000
                           1997                   6,666,000
                           1998                   6,063,000
                           1999                   5,515,000
                           2000                   5,015,000
                        Thereafter               31,742,248
                                                -----------
                        Total                   $62,329,248
                                                ===========

     3.  OTHER RECEIVABLE INVESTMENTS:

         Other receivable investments include various cash flow investments which are not secured by real estate, primarily annuities and lottery prizes. Annuities are general obligations of the payor,
         generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the
         lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prize is often backed by the general credit of the state.

         These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 1995 is approximately 9.1%. Maturities range from 1995 to 2035.

         The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1995:

           Face value of receivables                     $28,618,310
           Unrealized discounts, net of unamortized
             acquisition costs                           (11,722,408)
                                                         -----------
           Carrying values                               $16,895,902
                                                         ===========

         All such receivables at September 30, 1995 were performing in accordance with their contractual terms.

         During the year ended September 30, 1995, the Company sold approximately $1,260,000 of these receivables without recourse and
         recognized a gain of approximately $128,500.

         The following individual other receivable investments were in excess of ten percent of stockholders' equity at September
30,
         1995:

                                                         Aggregate
                                                          Carrying
                  Issuer                                   Amount
           -----------------------                       ----------
           Arizona State Agency                          $3,344,695
           California State Agency                        2,036,041
           Michigan State Agency                            906,801
           New Jersey State Agency                        2,933,380
           New York State Agency                          2,364,728

         Aggregate amounts of receivables (face amounts) expected to be received are as follows:

                    Fiscal Year Ending
                      September 30,
                    -------------------
                           1996                 $ 2,128,000
                           1997                   2,205,000
                           1998                   2,153,000
                           1999                   2,348,000
                           2000                   2,393,000
                        Thereafter               17,391,310
                                                -----------
                        Total                   $28,618,310
                                                ===========


     4.  INVESTMENTS IN AFFILIATED COMPANY:

         At September 30, 1995 and 1994, the Company owns the following preferred and common shares of Metropolitan:

                                                    Cost and
                        Type            Number      Carrying
                      of Shares       of Shares       Value
                   --------------     ---------    ----------
                   Class A common            9     $  420,205
                   Preferred:
                     Series C          116,094      1,160,942
                     Series D           24,328        243,278
                     Series E-1        105,800      1,058,000
                     Series E-4          1,400        140,000
                                                   ----------
                                                   $3,022,425
                                                   ==========

         Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1995 and 1994, the
         Company owned 7.09% and 7.12%, respectively, of the outstanding
         Class A common stock.

         The preferred stock has a par value of $10 per share and has liquidation preferences equal to its issue price. They are non-
         voting and are senior to the common shares as to dividends. Dividends are cumulative and at variable rates; however, dividends
         shall be no less than 6% or greater than 14% per annum. At September 30, 1995, the preferred Series C, D and E-1 had dividend
         rates of 7.97%. The preferred Series E-4 had a dividend rate of
         8.47%. Neither the common nor preferred shares are traded in a public market.

     5.  INVESTMENTS:

         A summary of carrying and estimated market values of investments at September 30, 1995 is as follows:

                            Amortized
                               Cost       Gross       Gross
Estimated
                            (Carrying   Unrealized  Unrealized
Market
           Held-to-Maturity   Value)      Gains       Losses
Value
           ---------------- ----------  ----------  ----------  ------
----
           U.S. Government
             Bonds          $5,229,949  $        0  $ (144,091)
$5,085,858
           Corporate Bonds   3,039,592           0     (53,985)
2,985,607
                            ----------  ----------  ----------  ------
----
           Total            $8,269,541  $        0  $ (198,076)
$8,071,465
                            ==========  ==========  ==========
==========

         All bonds held at September 30, 1995 were performing in accordance with their terms.

         All investments are held by the Company's life insurance affiliate. During the year ended September 30, 1994, this affiliate transferred approximately $6,000,000 of investments from its available-for-sale portfolio to its held-to-maturity portfolio. At the date of transfer, these investments had net
         unrealized losses of approximately $29,000 before income taxes.
         These unrealized losses are being amortized over the remaining term of the investments transferred using the interest method.
         At September 30, 1995, the remaining unamortized loss of approximately $12,000, net of income taxes, is reported as a reduction of stockholders' equity.

         The following individual investments (excluding U.S.
government
         bonds) held by the Company at September 30, 1995 were in excess of ten percent of stockholders' equity:

                                                          Carrying
                         Issuer                            Amount
           -------------------------------------         ----------
           Corporate Bonds:
             Countrywide Funding                         $1,004,526
             General Electric Credit Corporation          1,031,930
             Wal-Mart Stores                              1,003,136

         There were no individual investments held by the Company at September 30, 1994 in excess of ten percent of stockholders' equity.

         At September 30, 1995, the contractual maturities of the debt securities are from one year through five years. Expected maturities will differ from contractual maturities because issuers
         may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

         Upon the acquisition of OSL, the Company transferred an investment with an amortized cost of approximately $992,000 which was previously classified by Metropolitan as held-to-maturity to available-for-sale. The investment was subsequently sold at
a
         loss of approximately $8,000 when the issuer called the bond.


     6.  DEBT PAYABLE:

         At September 30, 1995 and 1994, debt payable consists of:

                                                         1995
1994
                                                       --------   ----
----

         Real estate contracts and mortgage notes
           payable, interest rates ranging from 7%
           to 9.5%, due in installments through 2009,
           collateralized by senior liens on certain
           of the Company's real estate contracts,
           mortgage notes receivable and real estate
           held for sale                               $104,067
$119,573

         Accrued interest payable                           569
 315
                                                       --------   ----
----
                                                       $104,636
$119,888
                                                       ========
========

         Aggregate amounts of principal payments due on debt payable at
         September 30, 1995 are as follows:

                    Fiscal Year Ending
                      September 30,
                    -------------------
                           1996                       $ 13,818
                           1997                         14,413
                           1998                         15,679
                           1999                         15,198
                           2000                          6,630
                        Thereafter                      38,898
                                                      --------
                        Total                         $104,636
                                                      ========

     7.  INVESTMENT CERTIFICATES:

         At September 30, 1995 and 1994, investment certificates consist of:

             Annual
            Interest         Principally
             Rates           Maturing in           1995           1994
           ----------    -------------------    -----------    -------
----
           6% to 7%      1996 and 1997          $   810,558    $
1,732,000
           7% to 8%      1996 and 1997            1,789,822
1,083,000
           8% to 9%      1998, 1999 and 2000     22,070,089
15,808,000
           9% to 10%     1997 and 1998            2,831,765
3,202,000
           10% to 11%    1996                     6,222,424
6,161,535
                                                -----------    -------
----
                                                 33,724,658
27,986,535
           Compound and accrued interest          4,821,238
3,106,295
                                                -----------    -------
----
           Totals                               $38,545,896
$31,092,830
                                                ===========
===========


         The weighted average interest rate on outstanding investment certificates at both September 30, 1995 and 1994 was approximately
         8.8%.

         Investment certificates and compound and accrued interest at September 30, 1995 mature as follows:

                    Fiscal Year Ending
                      September 30,
                    -------------------
                           1996                 $10,152,000
                           1997                   4,816,000
                           1998                   8,844,000
                           1999                   7,932,000
                           2000                   6,463,000
                        Thereafter                  338,896
                                                -----------
                        Total                   $38,545,896
                                                ===========

     8.  DEFERRED COSTS:

         An analysis of deferred costs related to annuity acquisition and investment certificates issued for the years ended September
30,
         1995, 1994 and 1993 is as follows:

                                         Annuity    Investment
                                       Acquisition Certificates
Total
                                       ----------- ------------ ------
----
         Balance, September 30, 1992                $  342,650  $
342,650
         Deferred during the period:
           Commissions                                 276,060
276,060
           Other expenses                               57,429
57,429
                                                    ----------  ------
----
         Total deferred costs                          676,139
676,139
         Amortized during the period                  (151,763)
(151,763)
                                                    ----------  ------
----
         Balance, September 30, 1993                   524,376
524,376
         Deferred during the period:
           Commissions                                 299,748
299,748
           Other expense                               144,354
144,354
                                                    ----------  ------
----
         Total deferred costs                          968,478
968,478
         Amortized during the period                  (262,484)
(262,484)
                                                    ----------  ------
----
         Balance, September 30, 1994                   705,994
705,994
         Increase due to acquisition
           of life insurance
           affiliate                   $2,614,778
2,614,778
         Deferred during the period:
           Commissions                    291,050      259,633
550,683
           Other expense                   47,885      182,142
230,027
                                       ----------   ----------  ------
----
         Total deferred costs           2,953,713    1,147,769
4,101,482
         Amortized during the period     (198,190)    (321,090)
(519,280)
                                       -----------  ----------  ------
----
         Balance, September 30, 1995   $2,755,523   $  826,679
$3,582,202
                                       ==========   ==========
==========

     9.  INCOME TAXES:

         The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1995 and 1994 is as follows:

                           1995                    Assets
Liabilities
           ------------------------------------  ----------    -------
----
           Mark to market for investment
             securities                                        $
73,468
           Guaranty fund assessments             $  150,045
           Annuity reserves                         597,743
           Management fee payable
402,101
           Allowance for losses on real estate
             and receivables                        196,202
           Deferred policy acquisition costs
936,878
           Deferred contract acquisition costs
             and discount yield recognition
1,486,157
           Net operating loss carryforwards         535,500
           Other                                    127,912
                                                 ----------    -------
---
           Total deferred income taxes           $1,607,402
$2,898,604
                                                 ==========
==========

                           1994
           ------------------------------------
           Management fee payable                $   20,400
           Allowance for losses on real estate
             and receivables                        103,675
           Deferred contract acquisition costs
             and discount yield recognition                    $
619,716
           Net operating loss carryforwards         343,863
                                                 ----------    -------
---
           Total deferred income taxes           $  467,938    $
619,716
                                                 ==========
==========

         No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. As of September 30, 1995, the
Company's
         net operating loss carryforwards of approximately $1,575,000 expire from 2006 through 2010.

         Due to the Company's previous change in ownership, approximately
         $1,000,000 of the above net operating losses are subject to the provisions of Internal Revenue Code Section 382, which limits the annual utilization of net operating losses to approximately $200,000 per year.

         The provision for income taxes is computed by applying the statutory federal income tax rate to income before income taxes as
         follows:

                                              1995       1994
1993
                                            --------   --------   ----
----
           Federal income tax at statutory
             rate                           $281,270   $137,797
$145,880
           Affiliate corporate dividend
             received deduction              (49,921)
           Other                               8,358      2,610
  71
                                            --------   --------   ----
----
           Income tax provision             $239,707   $140,407
$145,951
                                            ========   ========
========

         The components of the provision for income taxes are as follows:

                                              1995       1994
1993
                                            --------   --------   ----
----
           Current                          $ 75,458   $  3,907
           Deferred                          164,249    136,500
$145,951
                                            --------   --------   ----
----
                                            $239,707   $140,407
$145,951
                                            ========   ========
========

     10. STOCKHOLDERS' EQUITY:

         A summary of preferred and common shares at September 30, 1995 and
         1994 is as follows:


Issued and Outstanding Shares
                                                               -------
-----------------------------
                                          Authorized Shares
1995               1994
                                         --------------------  -------
----------  -----------------
                                           1995       1994      Amount
  Shares    Amount   Shares
                                         ---------  ---------  -------
-  -------  --------  -------
           Registered preferred
             stock, Series S-1             185,000    150,000
$356,222   35,622  $317,194   31,719
                                         =========  =========
========  =======  ========  =======
           Common stock                  2,000,000  2,000,000
$100,000   10,000  $100,000   10,000
                                         =========  =========
========  =======  ========  =======

         The Company has authorized 10,000,000 total shares of Series
S
         preferred stock, of which 185,000 and 150,000 shares of Series S-1 were registered at September 30, 1995 and 1994, respectively.
 The
         Company has the right, without further stockholder approval, to establish additional series of preferred stock with provisions different than those described below for the Series S-1 preferred stock.

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

         Series S-1 preferred stock has a par value of $10 per share and was sold to the public at $100 per share. Series S-1 shares are callable at the sole option of the board of directors at $100 per share.

         All preferred shares have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

         The payment of dividends by the Company's wholly-owned life insurance subsidiary is subject to certain restrictions imposed by
         statute. Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of
         the Company and surplus arising from unrealized capital gains or the revaluation of assets. The Idaho Insurance Code requires the life insurance subsidiary to maintain $1 million in common stock and $1 million in contributed surplus.


     11. RELATED-PARTY TRANSACTIONS:

         The Company receives accounting, data processing, contract servicing and other administrative services from
Metropolitan.
         Charges for these services were approximately $315,000 in fiscal
         1995, $58,000 in fiscal 1994 and $97,000 in fiscal 1993 and were
         assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on the Company's behalf.
         Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.

         Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries.
         Currently, management anticipates that Metropolitan will continue to supply these services in the future.

         The Company had the following related-party transactions with Metropolitan and affiliates during fiscal years 1995, 1994
and
         1993:

                                          1995         1994
1993
                                      -----------  -----------  ------
-----
         Real estate contracts and
           mortgage notes receivable
           and other receivable
           investments purchased
           through Metropolitan or
           affiliates                 $42,479,766  $19,495,714
$15,423,706

         Contract acquisition costs
           charged to the Company on
           purchased real estate
           contracts and mortgage
           notes receivable, includ-
           ing management under-
           writing fees                 1,967,409      681,991
243,414
                                      -----------  -----------  ------
-----

                                          1995         1994
1993
                                      -----------  -----------  ------
-----
         Total cost of real estate
           contracts and mortgage
           notes and other receivable
           investments purchased
           through Metropolitan       $44,447,175  $20,177,705
$15,667,120
                                      ===========  ===========
===========
         Real estate contracts and
           mortgage notes receivable
           and other receivable in-
           vestments sold to Metro-
           politan or its affiliates  $17,098,581  $10,122,544  $
4,044,423
         Gains on real estate con-
           tracts and mortgage notes
           receivable and other
           receivable investments
           sold to Metropolitan or
           its affiliates                 335,469
         Service fees charged to
           Metropolitan for property
           development assistance       1,250,017
         Commissions and service
           fees charged to Metro-
           politan on sale of
           Metropolitan's debentures
           and preferred stock          1,124,481
         Interest expense paid to
           Metropolitan and its
           affiliated companies                         11,684
6,000
         Commissions capitalized as
           deferred costs, paid to
           a Metropolitan affiliate
           on sale of debentures           86,491      299,748
276,060
         Commissions deducted from
           additional paid-in capital,
           paid to a Metropolitan
           affiliate on sale of
           preferred stock                 13,249        7,552
         Dividends received on
           Metropolitan's preferred
           stock investments              256,991

         Advances due Metropolitan or its affiliates in the amount of $1,960,104 and $267,735 at September 30, 1995 and 1994,
         respectively, represent real estate contracts and mortgage notes and related costs advanced by Metropolitan on behalf of the Company and are included in accounts payable.

         The Company's employees are included in the Metropolitan
Mortgage
         & Securities Co., Inc. Retirement Savings Plan (the Plan), authorized under Section 401(k) of the Tax Reform Act of
1986, as
         amended. This Plan is available to all employees over the age of
         21 upon completion of six months of service in which he or she has
         500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 25% of pre-tax contributions up to
         a maximum of 6% of compensation. This match is made only if the
         Company has a net profit during the preceding fiscal year.
No
         contribution was made by the Company during the years ended September 30, 1995, 1994 or 1993.


     12. ANNUITY RESERVES AND GUARANTY FUND ASSESSMENTS:

         Annuity reserves are based upon contractual amounts due the annuity holder including accrued interest. Annuity contract interest rates ranged from 5.75% to 10.65% during the four-
month
         period ended September 30, 1995.

         All states in which the Company's insurance subsidiary operates have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent
         life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurers engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available
         for offset.

         The net amount expensed by the Company's life insurance
subsidiary
         for guaranty fund assessments and amounts estimated to be
assessed
         for the four-month period ended September 30, 1995 was
$25,000.
         The Company's estimate of these liabilities is based upon
updated
         information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring
         during the years 1990 through 1992.  These estimates are
subject
         to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company cannot reasonably
         estimate the additional effects, if any, upon its future assessments pending the resolution of the above-described insolvencies. The Company does not believe that the amount of
         future assessments associated with known insolvencies after
1992
         will be material to its financial condition or results of operations. The amount of estimated future guaranty fund assessment has been recorded net of a 7% discount rate applied to
         the estimated payment term of approximately seven years.

     13. STATUTORY ACCOUNTING (UNAUDITED):

         The life insurance subsidiary of the Company is required to file statutory financial statements with state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected differences between the
         statutory and the GAAP financial statements for the insurance subsidiary as of and for the four-month period ended
September 30,
         1995 are as follows:

                                                   Statutory
GAAP
                                                   ----------   ------
----
           Stockholders' equity at September 30,
             1995                                  $2,248,969
$2,743,415

           Net income for the four-month period
             from May 31, 1995 to September 30,
             1995                                      43,574
86,031

           Unassigned statutory surplus and
             retained earnings at September 30,
             1995                                     248,969
755,299


         Written approval was received from the Insurance Department of the state of Idaho to capitalize the underwriting fees charged to the
         Company by Metropolitan and to amortize these fees as an adjustment of the yield on acquired mortgage notes.
Statutory
         accounting practices prescribed by Idaho do not describe the accounting required for this type of transaction. As of
September
         30, 1995, this permitted accounting practice increased statutory surplus by approximately $692,000 over what it would have been had prescribed practices disallowed this accounting treatment.


     14. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

         Supplemental information on interest and income taxes paid during the years ended September 30, 1995, 1994 and 1993 is as follows:

                                         1995         1994
1993
                                      ----------   ----------   ------
----

           Interest paid              $1,536,137   $1,298,248   $
836,737
           Income taxes paid             128,190        3,907

     14. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS,
CONTINUED:

         Non-cash investing and financing activities of the Company during the years ended September 30, 1995, 1994 and 1993 are as follows:

                                         1995         1994
1993
                                      ----------   ----------   ------
----
         Assumption of other debt
           payable in conjunction
           with purchase of real
           estate contracts and
           mortgage notes receivable  $  162,597   $   81,451   $
235,374
         Assumption of other debt
           payable in conjunction
           with acquisition of real
           estate held for sale           15,528       63,650
14,225
         Real estate held for sale
           acquired through fore-
           closure                     1,232,732      437,448
276,573
         Loans to facilitate the sale
           of real estate                959,813       81,800
205,492
         Exchange of the Company's
           preferred stock as full
           consideration for Metro-
           politan preferred and
           common stock                             3,022,425
         Additional paid-in capital
           resulting from income tax
           benefits associated with
           the change in tax
           affiliation                                206,872
         Increase in assets and
           liabilities associated
           with purchase of subsidi-
           aries:
             Investment securities     9,401,577
             Real estate contracts
               and mortgage notes
               receivable             32,080,899
             Real estate held for
               sale                      503,298
             Deferred costs            2,614,778
             Other assets                205,504
             Annuity reserves         44,558,959
             Accounts payable and
               other liabilities       1,653,970



Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure.

		N/A

	PART III

Item 10.	Directors and Executive Officers of Registrant.

		See "Executive Compensation" under Item 1.

Item 11.	Executive Compensation.

		See "Executive Compensation" under Item 1.

Item 12.	Security Ownership of Certain Beneficial Owners and
		Management.

		See "Principal Shareholders" under Item 1.

Item 13.	Certain Relationships and Related Transactions.

		See "Certain Transactions" under Item 1.



	PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

	(a)	1.	Financial Statements
			Included in Part II, Item 8 of this report:

		Report of Independent Accountants
		Consolidated Balance Sheets at September 30, 1995, and 1994 Consolidated Statements of Income for the Years Ended
			September 30, 1995, 1994 and 1993.
		Consolidated Statements of Stockholders' Equity for the
			years Ended September 30, 1995, 1994 and 1993 Consolidated Statements of Cash Flows for the Years Ended
	September 30, 1995, 1994 and 1993
		Notes to Consolidated Financial Statements

	(b)	2.	Financial Statements Schedules

				Included in Part IV of this report:

				Report of Independent Accountants on Financial
Statement Schedules.

				Schedule II		Valuation and Qualifying Accounts
							and Reserves
				Schedule IV		Mortgage Loans on Real Estate
				Schedule XV	--	Summary of Investments other than
							Investments in Related Parties
				Schedule XVI	Summary Insurance Information


				Other Schedules are omitted because of the absence
of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

	(c)	3.	Exhibits

	3(a).	Articles of Incorporation of the Company.  (Exhibit 3(a)
to (Registration No. 33-36775).

	3(b).	Bylaws of the Company.  (Exhibit 3(b) to Registration
No. 33-36775).

	4.	Reports on Form 8-k.  No reports on Form 8-K were filed
in the quarter ended September 30, 1995.

	4(a).	Indenture dated as of November 15, 1990 between Summit
and West One Bank, Idaho, N.A., Trustee. (Exhibit 4(a) to Registration No. 33-36775).

	4(b).	Amendment to Indenture dated as of November 15, 1990
between Summit and West One Bank, Idaho, N.A., Trustee.
(Exhibit 4(b) to Registration No. 33-36775).

	4(c).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-1.
(Exhibit 4.c to Registration No. 33-57619)

	*4(d).	Statement of Rights, Designations and Preferences of
		Variable Rate Cumulative Preferred Stock Series S-2

	*10(a).	Receivable Management, Acquisition and Service Agreement
between Summit Securities, Inc. and Metropolitan
Mortgage & Securities Co., Inc. dated September 9, 1994.

	*10(b).	Receivable Management, Acquisition and Service Agreement
between Old Standard Life Insurance Company and
Metropolitan Mortgage & Securities Co., Inc. dated
December 31, 1994.

	11.	Computation of Earnings Per Common Share. (See Financial
Statements.)

	*27.	Financial Data Schedule

*Filed herewith

	(d).	Reports on Form 8-K

		N/A


REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholder
Summit Securities, Inc.

Our report on the consolidated financial statements of Summit
Securities, Inc. and subsidiaries is included in Item 8 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 of this Form 10-K.

In our opinion, these 1995 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


	/s/ COOPERS & LYBRAND

Coopers & Lybrand


Spokane, Washington
November 20, 1995

SUMMIT SECURITIES, INC. AND SUBSIDIARIES          Schedule II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


			Additions	Additions	Deductions
	Balance at	from		(Reductions)	and	Balance
	Beginning	Acquisition	Charged to	Accounts		at end of
	of Year		of 		Costs and	Written		Year
			Subsidiaries	Expenses		Off
Description							(Recovery)

Allowances for
Losses Deducted from
Real Estate Contracts
and Mortgage Notes
Receivable on
Balance Sheet
        1995	$250,572		$310,957		$103,950		$(99,651)		$765,130
        1994		96,654		---		103,000		(50,918)	 	250,572
        1993		59,244		---		15,000		(22,410)		  96,654


Allowances for
Losses Deducted
from Real Estate
Held for Sale on
Balance Sheet
        1995	$ 50,300		$11,591		$341,431		$312,183		$91,139
        1994		6,757		---		52,042		8,499		50,300
        1993		---		---		36,012		29,255		6,757

Allowance for
Losses on Accounts and
Notes Receivable
Deducted from
Other Assets on
Balance Sheet
         1995		$4,055		$320		$7,200		$11,167		$408
         1994		---		---		5,500		1,445		4,055
         1993		---		---		---		---		---

      							Schedule IV
SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1995



Real estate contracts and mortgage notes ("Receivables") are located throughout the United
States. Approximately 22% of the face value of Summit's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest
(Washington, Alaska, Idaho, Montana and Oregon), approximately 21% by property located in the Pacific Southwest (California, Nevada and Arizona), approximately 10% by property located in the Southeast (Florida, Georgia, North Carolina and South Carolina) and
approximately 18% by property located in the Southwest (Texas, Louisiana and New Mexico).
Less than 1% of the contracts are subject to variable interest rates.  Interest rate range from 0% to 20% with rate principally (87%) within the range of 7% to 12%.



	Number		Carrying	Delinquent	Number of
	of	Interest	Amount of	Principal 	Delinquent
Description	Receivables	Rates	Receivables	Amount	Receivables
	----------	--------	-----------	----------	-----------
RESIDENTIAL		Principally
First Mortgage > $75,000	103	7%-12%	$10,750,067	$602,699	5
First Mortgage > $40,000	268	7%-12%	14,265,052	797,198	14
First Mortgage < $40,000	924	7%-12%	18,514,619	750,304	46
Second or Lower> $75,000	13	9%-12%	1,358,974	--	--
Second or Lower> $40,000	38	8%-12%	2,022,634	226,881	4
Second or Lower< $40,000	236	8%-11%	5,074,103	49,146	3

COMMERCIAL
First Mortgage > $75,000	24	9%-11%	2,757,580	--	--
First Mortgage > $40,000	17	8%-11%	975,626	--	--
First Mortgage < $40,000	35	8%-11%	739,072	16,855	2
Second or Lower> $75,000	8	9%-11%	1,087,947	--	--
Second or Lower> $40,000	9	9%-11%	537,240	--	--
Second or Lower< $40,000	15	9%-11%	383,437	--	--

FARM, LAND AND OTHER
First Mortgage > $75,000	7	10%-12%	1,395,643	--	--
First Mortgage > $40,000	13	8%-11%	648,812	--	--
First Mortgage < $40,000	65	9%-11%	1,111,652	14,526	1
Second or Lower> $75,000	1	0%	217,391	217,391	1
Second or Lower> $40,000	4	5%-12%	223,881	--	--
Second or Lower< $40,000	14	8%-10%	265,518	--	--

Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount			(2,614,937)

Accrued Interest Receivable			1,168,038

Allowance for Losses			(765,130)
					-----------	-----------
TOTAL			$ 60,117,219	$ 2,675,000
					===========	===========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

	Residential	Commercial	Farm, Land, other	Total
	Principal	Principal	Principal	Principal
	--------	-------	--------	---------
October 1995 - September 1998	$6,935,045	$  1,524,281	$  1,494,409	$ 9,953,735
October 1998 - September 2000	5,091,289	1,210,602	434,447	6,736,338
October 2000 - September 2002	3,895,987	680,842	270,919	4,847,748
October 2002 - September 2005	6,444,955	731,814	440,803	7,617,572
October 2005 - September 2010	10,504,342	1,490,854	939,390	12,934,586
October 2010 - September 2015	6,142,677	192,069	123,111	6,457,857
October 2015 - Thereafter	12,971,154	650,440	159,818	13,781,412
	----------	----------	----------	----------
	$51,985,449	$6,480,902	$3,862,897	$62,329,248
	===========	==========	==========	==========


      		Schedule IV Continued
SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1995

	1995		1994		1993
Balance at beginning
  of period	$27,282,991	$19,527,225	$11,596,730
	----------	----------	----------

Additions during period
New Subsidiary Acquisition	32,080,899	---	---

New Receivable - Cash	26,130,804	20,177,705	15,667,120

Loans to facilitate the
  sale of real estate
  held - non cash	959,813	81,800	205,492

Assumption of other debt
  payable in conjunction with
  acquisition of new
  receivables - non cash	162,597	81,451	235,374

Increase in Accrued Interest	388,167	---	175,460
	---------	---------	---------
Total Additions	59,722,280	20,340,956	16,283,446
	----------	----------	----------
Deductions During Period

Collections of Principal
  cash	6,567,012	1,829,515	4,039,074

Cost of Receivables Sold	19,578,720	10,221,375	4,044,423

Foreclosures - non cash	1,083,277	272,959	232,044

Decrease in Accrued Interest	---	107,423	--

Discount Amortization	(544,558)	---	---

Increase in Allowances
  for Losses	203,601	153,918	37,410
	----------	----------	---------
Total Deductions	26,888,052	12,585,190	8,352,951
	----------	----------	---------
Balance at  End of Period	$60,117,219	$27,282,991	$19,527,225
	==========	==========	==========

SUMMIT SECURITIES, INC.	                      Schedule XV
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
September 30, 1995

Column A			Column B		Column C		Column D
										Amount at Which
				Amortized		Market		Shown on Balance
				Cost			Value			Sheet

TYPE OF INVESTMENTS

FIXED MATURITIES
(Insurance Subsidiary)
Investments:
  U.S. Government and
  Government Agencies
    and Authorities	$5,229,949	$5,085,858	$5,229,949
  Corporate Bonds	3,039,592	2,985,607	3,039,592
	----------	----------	----------
TOTAL FIXED MATURITIES	$8,269,541	$8,071,465	$8,269,541
	==========	==========	==========
Real Estate Contracts
   and Mortgage Notes
     Receivable	$60,117,219		$60,117,219
	==========		==========
Other Investment
   Receivables	$16,895,902		$16,895,902
	==========		==========

Real Estate Held
   for Sale	$   836,291		$   836,291
	==========		==========

Other Assets -
   Policy Loans	$    13,122		$    13,122
	==========		==========

TOTAL INVESTMENTS	$86,132,075		$86,132,075
	==========		==========

SUMMIT SECURITIES, INC. AND SUBSIDIARIES             Schedule XVI
SUMMARY INSURANCE INFORMATION
AS OF FOUR MONTHS ENDED
September 30, 1995

		Future
		Policy
		Benefits		Other
	Deferred	Losses		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
	Cost	Expense	Premiums	Payable
September 30, 1995
Annuities	$2,755,523	$49,559,589	$      -	$      --
	==========	===========	========	=========

			Benefits	Amortization
			Claims	of Deferred
		Net	Losses and	Policy	Other
  	 	  Premium	Investment	Settlement	Acquisition	Operating
  	  Revenue	Income	Expenses	Costs	Expenses
September 30, 1995
Annuities	$14,179	$1,344,850	$1,034,082	$198,190	$73,715
	======	=========	=========	=======	======



	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				SUMMIT SECURITIES, INC.

					/S/ TOM TURNER

				By_______________________________________________
					Tom Turner, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date


/S/TOM TURNER

_________________________	President/Director/	________
Tom Turner

/S/PHILIP SANDIFUR

_________________________	Vice President/Director	________
Philip Sandifur

/S/ GREG GORDON

_________________________	Secretary/Treasurer	________
 Greg Gordon	Director

/S/ERNEST JURDANA

_________________________Principal Financial	_________
Ernest Jurdana	Officer

/S/ ROBERT POTTER

________________________	Director	_________
Robert Potter