Form 10-Q
period 1995-12-31
SUMMIT SECURITIES INC /ID/
filed 1996-02-13
CIK 868016

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE AT OF 1934 FOR THE TRANSITION PERIOD FROM
              TO                    .

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

	SUMMIT SECURITIES, INC.





Part I - Financial Information: Index

Item 1: Financial Statements

	Condensed Consolidated Balance Sheets --
	December 31, 1995 (unaudited)
	and September 30, 1995

	Condensed Consolidated Statements of Operations--
	Three Months Ended December 31,
	1995 and 1994 (Unaudited)

	Condensed Consolidated Statements of Cash Flows
	Three Months Ended December 31, 1995 and
	1994 (Unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2:  Management's Discussion and Analysis of 	Financial Condition
and Results of Operations

	PART I -  FINANCIAL INFORMATION

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,		September 30,
	 1995 		 1995
	(Unaudited)
ASSETS
	Cash and Cash Equivalents	$	7,919,657	$	2,979,362
	Investments in Affiliated Company		3,022,425		3,022,425
	Held-to-Maturity Securities,
		at Amortized Cost (Market
		Value $7,707,812 and $8,071,465)		7,881,370		8,315,750
	Real Estate Contracts and Mortgage
		Notes and Other Receivables,
		Net of Unrealized Discounts
		and Allowance For Losses		76,089,641		77,013,121
	Real Estate Held For Sale		794,646		836,291
	Deferred Acquisition Costs		3,967,101		3,582,202
	Other Assets, Net		883,490		597,421
					----------		----------
		TOTAL ASSETS	$	100,558,330	$	96,346,572
					===========		===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
	Insurance Annuity Reserves	$ 53,005,624		$	49,559,589
	Investment Certificates and Accrued
		Interest		39,911,162		38,545,896
	Debt Payable		72,466		104,636
	Accounts Payable and Accrued Expenses		2,406,486		2,938,182
	Accrued Income Taxes Due Parent		1,185,168		1,291,202
					----------		-----------
TOTAL LIABILITIES		96,580,906		92,439,505
					----------		-----------
STOCKHOLDERS' EQUITY:

	Common Stock, $10 Par Value:
	2,000,000 Shares Authorized:
	10,000 Shares Issued and Outstanding		100,000		100,000

	Preferred Stock, $10 Par Value:
	10,000,000 Shares Authorized:
	35,862 and 35,622 Shares Issued and
	Outstanding (Liquidation Preference
	$3,586,180 and $3,562,220,
	 respectively)		358,618		356,222
	Additional Paid-In Capital		1,807,681		1,786,991
	Retained Earnings		1,725,225		1,675,738
	Net Unrealized Losses on Investments		(14,100)		(11,884)
					----------		----------
TOTAL STOCKHOLDERS' EQUITY		3,977,424		3,907,067
					----------		----------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY	$	100,558,330	$	96,346,572
					===========		===========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES INC.
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Three Months Ended
		December 31,
	1995 		1994
REVENUES:
	Interest and Earned Discounts	$	2,126,616	$	909,559
	Insurance Premiums Earned		7,800
	Realized Net Gains on Sales of
		Investment Securities		583
	Realized Net Gains on Sales of
		Receivables				49,103
	Real Estate Sales		213,000		169,000
	Dividend Income		48,623		58,870
	Fees, Commissions, Service and
		Other Income		801,585		28,659
					---------		---------
			TOTAL REVENUES		3,198,207		1,215,191
					---------		---------
EXPENSES:
	Insurance Annuity Benefits		861,364
	Interest		917,680		758,259
	Cost of Real Estate Sold		213,350		169,035
	Provision for Losses on Real
		Estate Contracts and Real
		Estate Held		220,043		89,729
	Salaries and Employee Benefits		408,027
	Commissions to Agents		429,362
	Other Operating and Underwriting
		 Expenses		397,890		64,976
	Less Increase in Deferred Acquisition
		Costs		(417,555)
					---------		---------
			TOTAL EXPENSES		3,030,161		1,081,999
					---------		---------
Income Before Income Taxes		168,046		133,192
Provision for Income Taxes		(47,563)		(31,751)
					---------		---------
NET INCOME		120,483		101,441
Preferred Stock Dividends		(70,996)		(76,343)
					---------		---------
Income Applicable to Common
	Shareholder	$	49,487	$	25,098
					=========		=========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Three Months Ended
		December 31,
	 1995 		 1994

CASH PROVIDED BY OPERATING ACTIVITIES	$	112,623	$	696,434
					----------		----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
	Received		(757,868)
Proceeds from Sale of Available-
	for-Sale Securities		999,790
Principal Payments on Real Estate
	Contracts and Mortgage Notes
	and Other Receivables		3,650,312		1,195,206
Purchase of Real Estate Contacts
	And Mortgage Notes and Other
	Receivables		(2,336,634)		(10,814,580)
Proceeds From Real Estate Sales		60,000		15,500
Additions to Real Estate Held		(30,886)		(29,464)
Proceeds from Sale of Receivables				5,305,602
					----------		----------
NET CASH PROVIDED BY (USED IN)
		INVESTING ACTIVITIES		1,584,714		(4,327,736)
					----------		----------
FINANCING ACTIVITIES:
Receipts from Annuity Products		3,871,563
Withdrawals of Annuity Products		(1,293,196)
Proceeds From Sale of Investment
		Certificates		1,389,970		1,765,981
Repayment of Investment Certificates		(558,779)		(400,058)
Repayment to Banks and Others		(59,903)		(185,388)
Insurance and Debt Issuance Costs		(58,787)		(66,086)
Issuance of Preferred Stock		23,086		233,747
Cash Dividends		(70,996)		(76,343)
					----------		----------
NET CASH PROVIDED BY FINANCING
			ACTIVITIES		3,242,958		1,271,853
					----------		----------
NET INCREASE (DECREASE)IN CASH
		AND CASH EQUIVALENTS		4,940,295		(2,359,449)
CASH AND CASH EQUIVALENTS, BEGINNING
		OF PERIOD		2,979,362		3,608,764
					---------		----------
CASH AND CASH EQUIVALENTS,
		END OF PERIOD	$	7,919,657	$	1,249,315
					==========		==========
NON CASH INVESTING AND FINANCING
			ACTIVITIES OF THE COMPANY:
	Assumption of Other Debt Payable in
		Conjunction With Purchase of Real
		Estate Contracts and Mortgage Notes	$	26,823	$	120,230

	Real Estate Held for Sale and
		Development Acquired Through
		Foreclosure		229,176		289,000
	Loans to Facilitate the Sale of
		Real Estate		693,892		81,800


Increase In Assets and Liabilities
		Associated with Purchase of
		Subsidiaries:
	Investments		497,868
	Other Assets		260,000

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.

	NOTES TO CONDENSED FINANCIAL STATEMENTS


1.	In the opinion of the Company, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1995 and the results of operations and change in cash flow for the three months ended December 31, 1995 and 1994. The results of operations for the three month period ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $2,850,000 at December 31, 1995 and $2,675,000 at September 30, 1995.

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

6.	On January 31, 1995 the Company consummated an agreement with
Metropolitan Mortgage & Securities Co., Inc. (Metro), the
Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired
Old Standard Life Insurance company (OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL. On December 28, 1995, the Company consummated an agreement with ILA Financial Services, Inc.
whereby it acquired Arizona Life, an insurance company domiciled in Arizona, at a purchase price of $1,225,987, which approximated the book value of Arizona Life at date of purchase. Arizona Life holds licenses to engage in insurance sales in seven states and the purchase price included approximately $260,000 in value assigned to these state licenses.

Item 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

	On December 28, 1995, Summit and ILA Financial Services Inc.
(ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of Summit.
 The cash purchase/sale price was approximately $1,226,000, which approximated the book value of AZL at date of purchase. AZL holds licenses to engage in insurance sales in seven states and the purchase/sale price included approximately $260,000 in value assigned to these state licenses. AZL is anticipated to be in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. At date of purchase, AZL had no outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.



Financial Condition and Liquidity:


	As of December 31, 1995, the Company had cash or cash equivalents of approximately $7.9 million as compared to $3.0 million at September 30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At December 31, 1995, the Company's receivable portfolio totaled $76.1 million as compared to $77.0 million at September 30, 1995. The receivable portfolio totaled $31.7 million at December 31, 1994, however, this portfolio was significantly increased by approximately $32.1 million with the addition of OSL in May 1995. Real estate held for sale, acquired through receivable foreclosures, totaled $794,600 at December 31. 1995 as compared to $836,300 at September 30, 1995.

	Sales of Investment Certificates and Preferred Stock generated approximately $854,000 net cash flow during the three months ended December 31, 1995, while sales of insurance annuity products generated approximately $2.6 million net cash during the same period. Sales of investments and principal payments on receivables added additional cash flow of approximately $4.7 million during the period. The cash flows from these sources, along with cash provided by operating activities were used to invest approximately $2.3 million in receivables along with the net cash expended of approximately $758,000 for the acquisition of AZL. For the three month period ended December 31, 1995 cash inflows exceeded outflows by approximately $4.9 million and resulted in a cash and cash equivalent balance of approximately $7.9 million at December 31, 1995. Management is actively developing investment strategies for these available funds.



Results of Operations:


	Net income was $120,000 on revenues of approximately $3.2 million for the three months ended December 31, 1995. For the similar period in the prior year, the Company reported net income of $101,000 on revenues of approximately $1.2 million. Current period revenues as compared to the prior year's have significantly increased as the result of the MIS and OSL acquisitions in 1995, however, net income has remained relatively flat as these acquisitions were financed with existing capital. Net income in the comparative periods has remained comparatively stable with improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio and (2) an increase in other income less other operating expenses;
which were almost totally offset by (1) a reduction in gains from the sale of receivables as the Company recorded no sales in the current year's period; (2) a reduction in dividend income on its variable rate preferred stock investment, principally due to the declining interest rate environment; and (3) an increase in the provision for loss on receivables and other real estate assets in the current year's period.

	For the three months ended December 31, 1995, the net interest spread was $355,400, while in the prior year's period the spread was $151,300. The increase of $204,100 is the result of additional investment in receivables, primarily from the acquisition of OSL, coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate fee revenues along with increased operating expenses associated with these revenues. During the three months ended December 31, 1995, the Company generated $802,000 of fee revenues offset by $817,700 of operating expenses, including the net increase in deferred acquisition costs. In the prior year, before the MIS acquisition and startup of the property development subsidiary, the Company realized $28,700 of fee revenues offset by $65,000 of other operating expenses.

	During the three months ended December 31, 1995, the Company realized no gains from the sale of receivable investments as compared to gains of $49,100 in the prior year. The prior year gain resulted from the sale of approximately $5.3 million in receivables to Western United Life Assurance Company, which is a subsidiary of Metro, Summmit's former parent company. The sale of financial instruments was priced at the current market value at date of sale.

	In the current period, the Company received $48,600 in dividends from its preferred stock investment in Metro as compared to $58,900 in the prior year's period. This investment is a variable rate preferred issue and dividends have been reduced in conjunction with the lower interest rate environment.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company expensed a provision for loss on receivables and real estate assets of $220,000 in the current year's period as compared to $89,700 in the prior year's period. At December 31, 1995, the Company's carrying value for its receivable portfolio and its real estate held for sale was approximately $76.9 million as compared to $32.2 million at December 31, 1994.



New Accounting Rules:


	In May 1993, Statement of Financial Accounting Standards No.114 (SFAS No.114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, SFAS No.118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No.114) was issued. SFAS No.114 (as amended by SFAS No.118) requires certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company was required to adopt the new standard as by October 1, 1995.
 The adoption of SFAS No.114 and SFAS No.118 had no material effect on the consolidated financial statements.

	In December 1991, SFAS No.107, "Disclosures about Fair Value of Financial Instruments" was issued. SFAS No.107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No.107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in Summit's financial statements.

	The Company's subsidiary, OSL, adopted the provisions of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The effect of applying this new standard was to decrease stockholders' equity by $59,300, which is net of a $30,600 income tax effect. At December 31, 1995, the Company had net unrealized losses on investments of $14,100. This amount is reported as a reduction in stockholders' equity. Additionally, under guidance issued by the Financial Accounting Standards Board for the implementation of SFAS No.115, the Company transferred approximately $1.0 million in Held-to-Maturity investments to Available-for-Sale investments during the three month period ending December 31, 1995. These investments were sold during the period after the designated transfer date.

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

	There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 2.	Changes in Securities

	N/A

Item 3.	Defaults Upon Senior Securities

	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

	N/A

Item 5.	Other Information

	N/A

Item 6.	Exhibits and Reports on Form 8-K

	N/A

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	SUMMIT SECURITIES, INC.
			(Registrant)


	/S/TOM TURNER


Date: February 13, 1996	____________________________________
	Tom Turner
	President/Director


	/S/ PHILIP SANDIFUR

Date: February 13, 1996
	Philip Sandifur
	Vice President/Director

	/S/ GREG GORDON

Date: February 13, 1996
	Greg Gordon
	Secretary/Treasurer/Director

	/S/ ERNEST JURDANA

Date: February 13, 1996
	Ernest Jurdana
	Principal Financial Officer