Form 10-Q
period 1996-03-31
SUMMIT SECURITIES INC /ID/
filed 1996-05-09
CIK 868016

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	10,000 SHARES - Common at April 30, 1996.

	SUMMIT SECURITIES, INC.





Part I - Financial Information: Index

Item 1: Financial Statements

	Condensed Consolidated Balance Sheets --
	March 31, 1996 (unaudited)
	and September 30, 1995

	Condensed Consolidated Statements of Operations--
	Three and Six Months Ended March 31, 1996 and
	1995 (Unaudited)

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended March 31, 1996 and
	1995 (Unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2:  Management's Discussion and Analysis of 	Financial Condition
and Results of Operations

	PART I -  FINANCIAL INFORMATION

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,		September 30,
	 1996 		 1995
	(Unaudited)
ASSETS
	Cash and Cash Equivalents	$	3,023,027	$	2,979,362
	Investments in Affiliated Company		3,022,425		3,022,425
	Held-to-Maturity Securities,
		at Amortized Cost (Market
		Value $7,130,358 and $8,071,465)		7,292,021		8,315,750
	Real Estate Contracts and Mortgage
		Notes and Other Receivables,
		Net of Unrealized Discounts
		and Allowance For Losses		87,731,903		77,013,121
	Real Estate Held For Sale		909,667		836,291
	Deferred Acquisition Costs		4,332,727		3,582,202
	Other Assets, Net		949,492		597,421
					----------		----------
		TOTAL ASSETS	$	107,261,262	$	96,346,572
					===========		===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
	Insurance Annuity Reserves	$ 57,047,281		$	49,559,589
	Investment Certificates and Accrued
		Interest		40,339,890		38,545,896
	Debt Payable		1,993,460		104,636
	Accounts Payable and Accrued Expenses		2,339,081		2,938,182
	Accrued Income Taxes Due Parent		1,434,211		1,291,202
					----------		-----------
TOTAL LIABILITIES		103,153,923		92,439,505
					----------		-----------
STOCKHOLDERS' EQUITY:

	Common Stock, $10 Par Value:
	2,000,000 Shares Authorized:
	10,000 Shares Issued and Outstanding		100,000		100,000

	Preferred Stock, $10 Par Value:
	10,000,000 Shares Authorized:
	36,603 and 35,622 Shares Issued and
	Outstanding (Liquidation Preference
	$3,660,330 and $3,562,220,
	 respectively)		366,033		356,222
	Additional Paid-In Capital		1,876,853		1,786,991
	Retained Earnings		1,777,231		1,675,738
	Net Unrealized Losses on Investments		(12,778)		(11,884)
					----------		----------
TOTAL STOCKHOLDERS' EQUITY		4,107,339		3,907,067
					----------		----------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY	$	107,261,262	$	96,346,572
					===========		===========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES INC.
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Three Months Ended	Six Months Ended
		March 31,		March 31,
	1995 		1994	1996	1995
REVENUES:
	Interest and Earned Discounts	$	2,191,497	$	904,022	$	4,318,113	$	1,813,581
	Insurance Premiums Earned		7,800				15,600
	Realized Net Gains on Sales of
		Investment Securities						583
	Realized Net Gains on Sales of
		Receivables								49,103
	Real Estate Sales		414,000		342,500		627,000		511,500
	Dividend Income		46,653		93,208		95,276		152,078
	Fees, Commissions, Service and
		Other Income		687,876		814,768		1,489,461		843,427
					---------		---------		---------		---------
			TOTAL REVENUES		3,347,826		2,154,498		6,546,033		3,369,689
					---------		---------		---------		---------
EXPENSES:
	Insurance Annuity Benefits		902,402				1,763,766
	Interest		925,654		777,923		1,843,334		1,536,182
	Cost of Real Estate Sold		407,851		334,223		621,201		503,258
	Provision for Losses on Real
		Estate Contracts and Real
		Estate Held		60,373		78,092		280,416		167,821
	Salaries and Employee Benefits		439,802		228,772		847,829		228,772
	Commissions to Agents		383,676		399,236		813,038		399,236
	Other Operating and Underwriting
		 Expenses		386,729		151,467		784,619		216,443
	Less Increase in Deferred Acquisition
		Costs		(265,964)				(683,519)
					---------		---------		---------		---------
			TOTAL EXPENSES		3,240,523		1,969,713		6,270,684		3,051,712
					---------		---------		---------		---------
Income Before Income Taxes		107,303		184,785		275,349		317,977
Provision for Income Taxes		23,581		(77,126)		(23,982)		(108,877)
					---------		---------		---------		---------
NET INCOME		130,884		107,659		251,367		209,100
Preferred Stock Dividends		(78,878)		(80,648)		(149,874)		(156,991)
					---------		---------		---------		---------
Income Applicable to Common
	Shareholder	$	52,006	$	27,011	$	101,493	$	52,109
					=========		=========		=========		=========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Six Months Ended
		March 31,
	 1996 		 1995

CASH PROVIDED BY OPERATING ACTIVITIES	$	617,480	$	1,546,061
					----------		----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
	Received		(761,739)
Proceeds from Sale of Available-
	for-Sale Securities		999,790
Proceeds from Maturities of Held-to-
	Maturity Investments		500,000
Principal Payments on Real Estate
	Contracts and Mortgage Notes
	and Other Receivables		8,206,491		3,051,587
Purchase of Real Estate Contacts
	And Mortgage Notes and Other
	Receivables		(18,108,629)		(14,206,670)
Proceeds From Real Estate Sales		105,338		136,050
Additions to Real Estate Held		(73,870)		(54,650)
Proceeds from Sale of Receivables				5,305,602
					----------		----------
NET CASH USED IN INVESTING
		ACTIVITIES		(9,132,619)		(5,768,081)
					----------		----------
FINANCING ACTIVITIES:
Receipts from Annuity Products		8,385,682
Withdrawals of Annuity Products		(2,675,888)
Proceeds From Sale of Investment
		Certificates		4,199,871		3,341,937
Repayment of Investment Certificates		(2,904,930)		(1,334,906)
Borrowings from Brokers and Banks		1,950,000
Repayment to Banks and Others		(88,538)		(188,625)
Debt Issuance Costs		(257,192)		(240,833)
Issuance of Preferred Stock		99,673		268,142
Cash Dividends		(149,874)		(156,991)
					----------		----------
NET CASH PROVIDED BY FINANCING
			ACTIVITIES		8,558,804		1,688,724
					----------		----------
NET INCREASE (DECREASE)IN CASH
		AND CASH EQUIVALENTS		43,665		(2,533,296)
CASH AND CASH EQUIVALENTS, BEGINNING
		OF PERIOD		2,979,362		3,608,764
					---------		----------
CASH AND CASH EQUIVALENTS,
		END OF PERIOD	$	3,023,027	$	1,075,468
					==========		==========
NON CASH INVESTING AND FINANCING
			ACTIVITIES OF THE COMPANY:
	Assumption of Other Debt Payable in
		Conjunction With Purchase of Real
		Estate Contracts and Mortgage Notes	$	26,823	$	120,230
	Real Estate Held for Sale and
		Development Acquired Through
		Foreclosure		717,511		518,629
	Loans to Facilitate the Sale of
		Real Estate		521,662		375,450

Increase In Assets and Liabilities
		Associated with Purchase of
		Subsidiaries:
	Investments		493,695
	Other Assets		268,044

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.

	NOTES TO CONDENSED FINANCIAL STATEMENTS


1.	In the opinion of the Company, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995 and changes in cash flows for the six months ended March 31, 1996 and 1995. The results of operations for the six month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $2,550,000 at March 31, 1996 and $2,675,000 at September 30, 1995.

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

6.	On January 31, 1995 the Company consummated an agreement with
Metropolitan Mortgage & Securities Co., Inc. (Metro), the
Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired
Old Standard Life Insurance company (OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL. On December 28, 1995, the Company consummated an agreement with ILA Financial Services, Inc.
whereby it acquired Arizona Life, an insurance company domiciled in Arizona, at a purchase price of $1,234,031, which approximated the book value of Arizona Life at date of purchase. Arizona Life holds licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses.

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

	On December 28, 1995, Summit and ILA Financial Services Inc.
(ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of Summit. The cash purchase/sale price was approximately $1,234,000, which approximated the book value of AZL at date of purchase. AZL holds licenses to engage in insurance sales in seven states and the purchase/sale price included approximately $268,000 in value assigned to these state licenses. AZL is anticipated to be in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. At date of purchase, AZL had no outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.



Financial Condition and Liquidity:


	As of March 31, 1996, the Company had cash or cash equivalents of approximately $3.0 million as compared to $7.9 million at December 31, 1995 and $3.0 million at September 30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At March 31, 1996, the Company's receivable portfolio totaled $87.7 million as compared to $76.1 million at December 31, 1995 and $77.0 million at September 30, 1995. The receivable portfolio totaled $33.2 million at March 31, 1995, however, this portfolio was significantly increased by approximately $32.1 million with the addition of OSL in May 1995. Real estate held for sale, acquired through receivable foreclosures, totaled $909,700 at March 31, 1996 as compared to $794,600 at December 31, 1995 and $836,300 at
September 30, 1995.

	Sales of Investment Certificates and Preferred Stock generated approximately $1.4 million net cash flow during the six months ended March 31, 1996, while sales of insurance annuity products generated approximately $5.7 million net cash flow during the same period.
Sales and maturities of investments, along with principal payments on receivables added additional cash flow of approximately $9.7 million during the six month period ended March 31, 1996. The cash flows from these sources along with cash of over $600,000 provided by operating activities and cash from broker borrowings of approximately $2.0 million were used to invest approximately $18.1 million in receivables and the net cash expended of approximately $762,000 for the acquisition of AZL. For the six month period ended March 31, 1996, cash inflows exceeded outflows by approximately $44,000 and resulted in a cash and cash equivalent balance of approximately $3.0 million at March 31, 1996.



Results of Operations:


	Net income was $251,000 on revenues of approximately $6.5 million for the six months ended March 31, 1996. For the similar period in the prior year, the Company reported net income of $209,000 on revenues of approximately $3.4 million. Current period revenues as compared to the prior year's have significantly increased as the result of the MIS and OSL acquisitions in 1995, however, net income has remained relatively flat, an increase of approximately $42,000, as these acquisitions were financed with existing capital.

	Net income for the comparative six month periods has remained comparatively stable with improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio and (2) a reduced effective income tax rate due primarily to the effects of the dividend exclusion benefits and the small life insurance tax benefits; which were almost totally offset by (1) a reduction in overall gains from the sale of investments, receivables and real estate, (2) a reduction in dividend income on its common stock and variable rate preferred stock investments, with the reduction on the preferred principally due to the declining interest rate environment, (3) an increase in other operating expenses, in particular the amortization of insurance policy acquisition costs, in excess of the increase in other operating income items, and (4) an increase in the provision for loss on receivables and other real estate assets.

	For the six months ended March 31, 1996, the interest spread was $727,000, while in the prior year's period the spread was $277,000.
The increase of $450,000 is the result of additional investment in the receivable portfolio, primarily from the acquisition of OSL, coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.

	During the six months ended March 31, 1996, the Company realized gains on the sale of investments of $600, gains on the sale of real estate of $5,800 and had no sales of receivables. In the prior year's period, the Company realized gains of $8,200 on the sale of real estate and realized gains of $49,100 on the sale of receivables. The prior year's gain on receivables resulted from the sale of approximately $5.3 million in receivables to Western United Life Assurance Company, which is a subsidiary of Metro, Summit's former parent company. The sale of financial instruments was priced at the current market value at date of sale.

	In the current year's period, the Company received approximately $95,000 in dividends from its common and preferred stock investment in Metro compared to approximately $152,000 in the prior year's period. In the current year the Company has not received any common dividends compared to approximately $35,000 in the prior year. The Company acquired this investment in September 1994 through the exchange of its own preferred stock for a similar preferred and common stock investment in Metro.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate significant fee revenues along with increased operating expenses associated with these revenues. Additionally, commencing May 28, 1995, with the purchase of OSL, and December 28, 1995, with the purchase of AZL, the Company began to incur significant operating expenses relative to its insurance operations. During the six months ended March 31, 1996, the Company generated approximately $1.5 million of fee revenues while incurring $1.8 million in other operating expenses. In the prior year, with limited operations at MIS and the property development subsidiary, and prior to the acquisitions of OSL and AZL, the Company realized $843,000 of fee revenues offset by $844,000 of other operating expense. This increased cost of approximately $272,000 is primarily the result of costs associated with its insurance operations.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company expensed a provision for loss on receivables and real estate assets of $280,000 in the current year's period as compared to $169,000 in the prior year's period. At March 31, 1996, the Company's carrying value for its receivable portfolio and its real estate held for sale was approximately $88.6 million as compared to $33.6 million at March 31, 1995.
New Accounting Rules:


	In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. Additionally, in October 1994, SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (an amendment to SFAS No. 114) was issued. SFAS No. 114
(as amended by SFAS No. 118) requires certain impaired loans be measured based on the present value of expected cash flows discounted at the loans' effective interest rate or the fair value of the collateral. The Company was required to adopt the new standard by October 1, 1995. The adoption of SFAS No. 114 and SFAS No. 118 had no material effect on the consolidated financial statements.

	In December 1991, SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" was issued. SFAS No. 107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No. 107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in Summit's financial statements.

	The Company's subsidiary, OSL, adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The effect of applying this new standard was to decrease stockholders' equity by $59,300, which is net of a $30,600 income tax effect. At December 31, 1995, the Company had net unrealized losses on investments of $14,100. This amount is reported as a reduction in stockholders' equity. Additionally, under guidance issued by the Financial Accounting Standards Board for the implementation of SFAS No. 115, the Company transferred approximately $1.0 million in Held-to-Maturity investments to Available-for-Sale investments during the three month period ending December 31, 1995. These investments were sold during the period after the designated transfer date.

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

	There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 2.	Changes in Securities

	N/A

Item 3.	Defaults Upon Senior Securities

	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

A.	On March 28, 1996, the annual meeting of stockholders was
convened.

B.	The meeting included the election of the following directors:

		Tom Turner
		Philip Sandifur
		Greg Gordon
		Robert Potter

The vote was unanimous. There are no other directors of the Company whose term of office continued after the meeting.

C.	There were no other matters voted upon at the meeting.

D.	N/A

Item 5.	Other Information

	N/A

Item 6.	Exhibits and Reports on Form 8-K

	N/A

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	SUMMIT SECURITIES, INC.
			(Registrant)


	/S/TOM TURNER


Date:May 9, 1996	____________________________________
	Tom Turner
	President/Director


	/S/ PHILIP SANDIFUR

Date:May 9, 1996
	Philip Sandifur
	Vice President/Director

	/S/ GREG GORDON

Date:May 9, 1996
	Greg Gordon
	Secretary/Treasurer/Director

	/S/ STEVE CROOKS

Date:May 9, 1996
	Steve Crooks
	Principal Accounting Officer