Form 10-Q
period 1996-06-30
SUMMIT SECURITIES INC /ID/
filed 1996-08-12
CIK 868016

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	10,000 SHARES - Common at July 31, 1996.

	SUMMIT SECURITIES, INC.





Part I - Financial Information: Index

Item 1: Financial Statements

	Condensed Consolidated Balance Sheets --
	June 30, 1996 (unaudited)
	and September 30, 1995

	Condensed Consolidated Statements of Operations--
	Three and Nine Months Ended June 30, 1996 and
	1995 (Unaudited)

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended June 30, 1996 and
	1995 (Unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2:  Management's Discussion and Analysis of 	Financial Condition
and Results of Operations

	PART I -  FINANCIAL INFORMATION

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		September 30,
	 1996 		 1995
	(Unaudited)
ASSETS
	Cash and Cash Equivalents	$	2,647,369	$	2,979,362
	Investments in Affiliated Company		4,522,425		3,022,425
	Available-for-Sale Securities,
		at Market		277,561
	Held-to-Maturity Securities,
		at Amortized Cost (Market
		Value $7,597,094 and $8,071,465)		7,868,172		8,315,750
	Real Estate Contracts and Mortgage
		Notes and Other Receivables,
		Net of Unrealized Discounts
		and Allowance For Losses		86,809,207		77,013,121
	Real Estate Held For Sale		1,079,163		836,291
	Deferred Acquisition Costs		4,603,296		3,582,202
	Other Assets, Net		1,057,492		597,421
					----------		----------
		TOTAL ASSETS	$	108,864,685	$	96,346,572
					===========		===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
	Insurance Annuity Reserves	$ 59,702,365		$	49,559,589
	Investment Certificates and Accrued
		Interest		40,677,555		38,545,896
	Debt Payable		40,280		104,636
	Accounts Payable and Accrued Expenses		2,225,322		2,938,182
	Accrued Income Taxes Due Parent		1,560,345		1,291,202
					----------		-----------
TOTAL LIABILITIES		104,205,867		92,439,505
					----------		-----------
STOCKHOLDERS' EQUITY:

	Common Stock, $10 Par Value:
	2,000,000 Shares Authorized:
	10,000 Shares Issued and Outstanding		100,000		100,000

	Preferred Stock, $10 Par Value:
	10,000,000 Shares Authorized:
	38,108 and 35,622 Shares Issued and
	Outstanding (Liquidation Preference
	$3,810,800 and $3,562,220,
	 respectively)		381,080		356,222
	Additional Paid-In Capital		1,997,570		1,786,991
	Retained Earnings		2,184,296		1,675,738
	Net Unrealized Losses on Investments		(4,128)		(11,884)
					----------		----------
TOTAL STOCKHOLDERS' EQUITY		4,658,818		3,907,067
					----------		----------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY	$	108,864,685	$	96,346,572
					===========		===========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES INC.
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)

		Three Months Ended	Nine Months Ended
		June 30,		June 30,
	1996 		1995	1996	1995
REVENUES:
	Interest and Earned Discounts	$	2,509,330	$	1,306,545	$	6,827,443	$	3,120,126
	Insurance Premiums Earned		7,800		25,000		23,400		25,000
	Realized Net Gains on Sales of
		Investment Securities						583
	Realized Net Gains on Sales of
		Receivables		297,300		35,065		297,300		84,168
	Real Estate Sales		102,000		325,500		729,000		837,000
	Dividend Income		51,920		54,311		147,196		206,389
	Fees, Commissions, Service and
		Other Income		788,318		824,569		2,277,779		1,667,996
					---------		---------		---------		---------
			TOTAL REVENUES		3,756,668		2,570,990		10,302,701		5,940,679
					---------		---------		---------		---------
EXPENSES:
	Insurance Annuity Benefits		942,077		259,337		2,705,843		259,337
	Interest		931,816		832,301		2,775,150		2,368,483
	Cost of Real Estate Sold		101,283		324,829		722,484		828,087
	Provision for Losses on Real
		Estate Contracts and Real
		Estate Held		(3,268)		74,202		277,148		242,023
	Salaries and Employee Benefits		383,173		322,145		1,231,002		550,917
	Commissions to Agents		545,802		393,927		1,358,840		793,163
	Other Operating and Underwriting
		 Expenses		444,899		237,652		1,229,518		454,095
	Less Increase in Deferred Acquisition
		Costs		(211,006)		(48,950)		(894,525)		(48,950)
					---------		---------		---------		---------
			TOTAL EXPENSES		3,134,776		2,395,443		9,405,460		5,447,155
					---------		---------		---------		---------
Income Before Income Taxes		621,892		175,547		897,241		493,524
Provision for Income Taxes		(127,003)		(62,768)		(150,985)		(171,645)
					---------		---------		---------		---------
NET INCOME		494,889		112,779		746,256		321,879
Preferred Stock Dividends		(87,824)		(79,240)		(237,698)		(236,231)
					---------		---------		---------		---------
Income Applicable to Common
	Shareholder	$	407,065	$	33,539	$	508,558	$	85,648
					=========		=========		=========		=========

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Nine Months Ended
		June 30,
	 1996 		 1995

CASH PROVIDED BY OPERATING ACTIVITIES	$	1,073,159	$	1,148,736
					----------		----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
	Received		(761,739)		1,406,873
Purchase of Investment in Affiliated
	Company		(1,500,000)
Purchase of Available-for-Sale
	Securities		(267,428)
Purchase of Held-to-Maturity
	Investments		(486,753)
Proceeds from Sale of Available-
	for-Sale Securities		999,790
Proceeds from Maturities of Held-to-
	Maturity Investments		500,000
Principal Payments on Real Estate
	Contracts and Mortgage Notes
	and Other Receivables		11,103,022		6,080,098
Purchase of Real Estate Contacts
	And Mortgage Notes and Other
	Receivables		(27,273,340)		(18,327,907)
Proceeds From Real Estate Sales		40,861		143,108
Additions to Real Estate Held		(56,351)		(114,910)
Proceeds from Sale of Receivables		7,008,862		12,130,431
					----------		----------
NET CASH USED IN INVESTING
		ACTIVITIES		(10,693,076)		1,317,693
					----------		----------
FINANCING ACTIVITIES:
Receipts from Annuity Products		12,000,652		1,609,678
Withdrawals of Annuity Products		(4,584,388)		(900,967)
Proceeds From Sale of Investment
		Certificates		8,707,422		6,716,772
Repayment of Investment Certificates		(6,321,526)		(2,194,601)
Repayment to Banks and Others		(90,843)		(191,206)
Debt Issuance Costs		(421,132)		(458,130)
Issuance of Preferred Stock		235,437		331,790
Cash Dividends		(237,698)		(236,231)
					----------		----------
NET CASH PROVIDED BY FINANCING
			ACTIVITIES		9,287,924		4,677,105
					----------		----------
NET INCREASE (DECREASE)IN CASH
		AND CASH EQUIVALENTS		(331,993)		7,143,534
CASH AND CASH EQUIVALENTS, BEGINNING
		OF PERIOD		2,979,362		3,608,764
					---------		----------
CASH AND CASH EQUIVALENTS,
		END OF PERIOD	$	2,647,369	$	10,752,298
					==========		==========
NON CASH INVESTING AND FINANCING
			ACTIVITIES OF THE COMPANY:
	Assumption of Other Debt Payable in
		Conjunction With Purchase of Real
		Estate Contracts and Mortgage Notes	$	26,823	$	120,230
	Real Estate Held for Sale and
		Development Acquired Through
		Foreclosure		1,150,717		875,909
	Loans to Facilitate the Sale of
		Real Estate		688,139		693,892
	Assumption of Other Debt Payable in
		Conjunction with Acquisition of
		Real Estate Held for Sale				15,528
Increase In Assets and Liabilities
		Associated with Purchase of
		Subsidiaries:
	Investments		493,695		9,401,577
	Real Estate Contracts and Mortgage
		Notes and Other Receivables				32,080,899
	Real Estate Held for Sale				503,298
	Deferred Acquisition Costs				2,620,571
	Other Assets		268,044		199,711
	Insurance Annuity Reserves				44,558,959
	Accounts Payable and Other				1,653,970

The accompanying notes are an integral part of these financial statements.

	SUMMIT SECURITIES, INC.

	NOTES TO CONDENSED FINANCIAL STATEMENTS


1.	In the opinion of the Company, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995 and changes in cash flows for the nine months ended June 30, 1996 and 1995. The results of operations for the nine month period ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.	The principal amount of receivables as to which payments were in arrears more than three months was $3,350,000 at June 30, 1996 and $2,675,000 at September 30, 1995.

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
	CONDITION AND RESULTS OF OPERATIONS

Completed Transactions:

	In May 1996, Summit and OSL participated as two of the four co-sellers in a receivable securitization sponsored by Tryon Mortgage Funding, Inc. Approximately $122.9 million of receivable collateral, with $7.4 million from Summit and OSL, was sold in the securitization with proceeds, after costs, of approximately $120.4 million, with $7.3 million allocated to Summit and OSL. With an amortized cost basis of approximately $7.0 million in the receivables sold in the securitization, Summit and OSL recorded approximately $.3 million in gains from their portion of the sale. Tryon Mortgage Funding, Inc. sold in a public offering approximately $115.5 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold to the general public, approximately $7.4 million in support class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization. Summit and OSL received approximately $7.0 million, after costs, from the public offering and also received approximately $.3 million in support class and residual class certificates.

	On January 31, 1995, Summit Securities, Inc. (Summit or the Company) and Metropolitan Mortgage & Securities Co., Inc. (Metro) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Metropolitan Investment Securities, Inc. (MIS) was sold to Summit. The cash purchase/sale price was $288,950, the approximate net book value of MIS at closing, MIS is a limited-purpose broker dealer and the exclusive broker/dealer for the securities sold by Summit and Metro. It is anticipated that this sale will not materially effect the future business operations of MIS. Additionally, by agreement, effective January 31, 1995, Metro discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary employing these same individuals who had previously been employed by Metro. Summit Property Development Corporation, a 100% owned subsidiary of Summit, has negotiated an agreement with Metro to provide future property development services.

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

Financial Condition and Liquidity:

	At June 30, 1996, the Company had cash and cash equivalents of approximately $2.6 million as compared to $3.0 million at March 31, 1996, $7.9 million at December 30, 1995 and $3.0 million at September 30, 1995. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At June 30, 1996, the Company's receivable portfolio totaled $86.8 million as compared to $87.7 million at March 31, 1996, $76.1 million at December 31, 1995 and $77.0 million at September 30, 1995. Real estate held for sale, acquired through receivable foreclosures, totaled $1,079,200 as compared to $909,700 at March 31, 1996, $794,600 at December 31, 1995
and $836,300 at September 30, 1995. Total assets were $108.9 million at June 30, 1996 as compared to $107.6 million at March 31, 1996, $100.6 million at December 30, 1995 and $96.3 million at September
30, 1995.

	At June 30, 1996, the Company had outstanding insurance annuity reserve liabilities of $59.7 million as compared to $57.0 million at March 31, 1996, $53.0 million at December 31, 1995 and $49.6 million at September 30, 1995. The Company had outstanding investment certificate liabilities of $40.7 million at June 30, 1996 as compared to $40.3 million at March 31, 1996, $39.9 million at
December 31, 1995 and $38.5 million at September 30, 1995.   Total
liabilities were $104.2 million at June 30, 1996 as compared to $103.2 million at March 31, 1996, $96.6 million at December 31, 1995 and $92.4 million at September 30, 1995.

	Sales of Investment Certificates and Preferred Stock generated approximately $2.6 million net cash flow during the nine months ended June 30, 1996, while sales of insurance annuity products generated approximately $7.4 million net cash flow during the same period.
Sales and maturities of investments, along with sales and principal payments on receivables added additional cash flow of approximately $19.6 million during the nine month period ended June 30, 1996. The cash flows from these sources along with cash of $1.1 million provided by operating activities were used to invest approximately $27.2 million in receivables, approximately $2.3 million in securities investments and the net cash expended of approximately $762,000 for the acquisition of AZL.


Results of Operations:

	Net income was $746,000 on revenues of approximately $10.3 million for the nine months ended June 30, 1996. For the similar period in the prior year, the Company reported net income of $322,000 on revenues of approximately $5.9 million. Current period revenues as compared to the prior year's have increased significantly as the result of the MIS, OSL and AZL acquisitions in 1995.

	Net income for the comparative nine month periods has significantly increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) an increase in overall gains from the sale of investments, receivables and real estate and (3) a reduced effective income tax rate due primarily to the effects of the dividend exclusion benefits and the small life insurance tax benefits; which were only partially offset by (1) a reduction in dividend income on its common stock and variable rate preferred stock investments, (2) an increase in other operating expenses in excess of the increase in other operating income items and (3) an increase in the provision for loss on receivables and other real estate assets.

	For the nine months ended June 30, 1996, the interest spread was $1.4 million, while in the prior year's period the spread was $517,000. The increase of $853,000 is the result of additional investment in the receivable portfolio, primarily from the acquisition of OSL, coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.

	During the nine months ended June 30, 1996, the Company realized gains on the sale of investments of $600, gains on the sale of real estate of $6,500 and gains on the sale of receivables of $297,300 for a total of $304,400. In the prior year's period, the Company realized gains of $8,900 on the sale of real estate and realized gains of $84,200 on the sale of receivables for a total of $93,100.
The current year's gain on the sale of receivables is totally from Summit's participation as a co-seller in a securitization sponsored by Tryon Mortgage Funding, Inc. Approximately $49,100 of the prior year's gain on receivables resulted from the sale of approximately
$5.3 million in receivables to Western United Life Assurance Company, which is a subsidiary of Metro, Summit's former parent company. The sale of financial instruments was priced at the current market value at date of sale.
	In the current year's period, the Company received approximately $147,000 in dividends from its common and preferred stock investment in Metro compared to approximately $206,000 in the prior year's period. In the current year the Company has not received any common dividends compared to approximately $35,000 in the prior year. The Company acquired this investment in September 1994 through the exchange of its own preferred stock for a similar preferred and common stock investment in Metro.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate significant fee revenues along with increased operating expenses associated with these revenues. Additionally, commencing May 28, 1995, with the purchase of OSL, and December 28, 1995, with the purchase of AZL, the Company began to incur significant operating expense relative to its insurance operations. During the nine months ended June 30, 1996, the Company generated approximately $2.3 million of fee revenues while incurring $2.9 million in other operating expenses. In the prior year, with limited operations at MIS and the property development subsidiary, only one month of operations at OSL and before the acquisition of AZL, the Company realized $1,668,000 of fee revenues offset by $1,749,000 of other operating expenses. This increased net cost of approximately $565,000 is primarily the result of costs associated with its insurance operations.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company expensed a provision for loss on receivables and real estate assets of $277,000 in the current year's period as compared to $242,000 in the prior year's period. At June 30, 1996, the Company's carrying value for its receivable portfolio and its real estate held for sale was approximately $87.9 million as compared to $60.7 million at June 30, 1995.


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

	In December 1991, SFAS No.107, "Disclosure about Fair Value of Financial Instruments" was issued. SFAS No.107 requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. SFAS No.107 is effective for financial statements issued for fiscal years ending after December 31, 1995 (Summit's fiscal year ending September 30, 1996) for entities with less than $150 million in total assets. This pronouncement does not change any requirements for recognition, measurement or classification of financial instruments in Summit's financial statements.

	The Company's subsidiary, OSL, adopted the provisions of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. The effect of applying this new standard was to decrease stockholders' equity by $59,300, which is net of a $30,600 income tax effect. At June 30, 1996, the Company had net unrealized losses on investments of $4,100. This amount is reported as a reduction in stockholders' equity. Additionally, under guidance issued by the Financial Accounting Standards Board for the implementation of SFAS No.115, the Company transferred approximately $1.0 million in Held-to-Maturity investments to Available-for-Sale investments during the three month period ending December 31, 1995. These investments were sold during that period after the designated transfer date.

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

	SUMMIT SECURITIES, INC.
			(Registrant)


	/S/TOM TURNER


Date: August 12, 1996	____________________________________
	Tom Turner
	President/Director


	/S/ PHILIP SANDIFUR

Date: August 12, 1996
	Philip Sandifur
	Vice President/Director

	/S/ GREG GORDON

Date: August 12, 1996
	Greg Gordon
	Secretary/Treasurer/Director

	/S/ STEVE CROOKS

Date: August 12, 1996
	Steve Crooks
	Principal Accounting Officer