Form 10-K405
period 1996-09-30
SUMMIT SECURITIES INC /ID/
filed 1997-01-13
CIK 868016

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

	For the fiscal year ended September 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996
	Single Class: 10,000 shares

Documents incorporated by reference:  None.



	PART I
Item 1. Business

Definitions:

For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document. Also, See "Business".

Arizona Life:	Arizona Life Insurance Company

Certificates:	Where this term is capitalized it refers to the
Investment Certificates being offered herein. Where not capitalized, it refers to certificates generally.

Consolidated Group: This term refers to the combined businesses consisting of Summit and all subsidiaries.

MIS:	Metropolitan Investment Securities, Inc.

Metropolitan:	Metropolitan Mortgage & Securities Co., Inc., Summit's
former parent company.  Also See "BUSINESS" & "CERTAIN TRANSACTIONS".

Metwest:	Metwest Mortgage Services Inc., a subsidiary of
Metropolitan.  Also See "BUSINESS" & "CERTAIN TRANSACTIONS".

Old Standard:	Old Standard Life Insurance Company.

Preferred Stock:	Where this term is capitalized it refers to the
Series S-2 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock generally.

Receivables:	Investments in cash flows, consisting of obligations
collateralized by real estate, structured settlements, annuities, lottery prizes and other investments.

Summit:	Summit Securities, Inc.

Western United: Western United Life Assurance Company, a subsidiary of Metropolitan.

	ORGANIZATIONAL CHART FOR SUMMIT SECURITIES, INC.
(including subsidiaries, effective December 31, 1996)


				National Summit Corp.
					|
					|
					|
					Summit Securities,
					Inc.
					|
					|
-----------------------------------------------
|					|				|
Metropolitan			Summit			Summit Group Holding
Investment				Property			Company
Securities	,			Development,		|
Inc.					Inc.				|
									Old Standard Life
									Insurance Company
									|
									|
									Arizona Life
									Insurance Company

National Summit Corp.:	Parent Company, inactive except as owner of
Summit Securities, Inc., Metropolitan Asset Funding, Inc.* and Summit Trading Co.* Wholly-Owned by C. Paul Sandifur, Jr., President of
Metropolitan.

Summit Securities, Inc.:	Invests in Receivables and other investments
principally funded by proceeds from investments and securities offerings.

Metropolitan Investment Securities, Inc.:	Broker/dealer marketing
securities offered by Summit and Metropolitan, mutual funds, and general securities.

Summit Property Development, Inc.:	Provides real estate development
services to others, with the principal clients being Metropolitan and its subsidiaries.

Summit Group Holding Company: Inactive except as owner of Old Standard Life Insurance Company.

Old Standard Life Insurance Company:	Invests in Receivables and
other investments principally funded by proceeds from Receivable investments and from annuity sales.

Arizona Life Insurance Company:	Old Standard purchased this
insurance company effective December 28, 1995. Invests in Receivables and other investments principally funded by proceeds from Receivable investments, and from annuity sales. See "BUSINESS-Recent
Developments-Subsidiary Acquisitions".

* Other Subsidiaries:

In addition to the companies shown above, the parent company of Summit, National Summit Corp., has two additional wholly-owned subsidiaries:

Summit Trade Services, Inc.:  This company was established in 1995.
It operates as a new business venture company. Revenues to date have been negligible. It is principally managed by Philip Sandifur, son of
C. Paul Sandifur Jr.

Metropolitan Asset Funding Inc.: This company was established during 1996, as a special purpose subsidiary for the sole purpose of facilitating the transfer of Receivables when they are sold through a securitization.

BUSINESS

INTRODUCTION

	The Consolidated Group consists of Summit, and several subsidiaries including insurance companies (Old Standard and Arizona
Life), a securities broker/dealer (MIS), and a property development services company (Summit Property Development). Summit, Old Standard and Arizona Life are engaged in the business of investing in Receivables and other assets through funds provided by annuity sales, Receivable investment proceeds, certificate sales, preferred stock sales, sales of Receivables and the resale of repossessed real estate.
 The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable investments, and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation.

	Summit was originally organized as a wholly-owned subsidiary of Metropolitan. On September 9, 1994, Metropolitan and C. Paul
Sandifur, Jr. completed a sale of the common stock of Summit to National Summit Corp. National Summit Corp. is a holding company wholly-owned by C. Paul Sandifur Jr. Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit, through Metropolitan. Following the sale, Mr. Sandifur continues to hold effective control of Summit through National Summit Corp. See "CERTAIN TRANSACTIONS".

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

	On May 31, 1995, Summit, through a wholly-owned holding company, purchased Old Standard from Metropolitan. See "CERTAIN TRANSACTIONS".

	On June 1, 1995, Old Standard entered into a Stock Purchase Agreement with ILA Financial Services, Inc. to acquire Arizona Life, an insurance company domiciled in Arizona. The acquisition was completed on December 28, 1995. Arizona Life had been inactive since approximately August 1994, except to the extent necessary to retain its licenses. Arizona Life holds licenses to engage in insurance sales in seven states. Obtaining access to these additional markets was the principal purpose for the purchase. During 1996, Arizona Life commenced annuity sales and investing in Receivables, similar to the activities of Old Standard. See "BUSINESS-Annuity Operations" & "CERTAIN TRANSACTIONS".

	As of September 30, 1996, Summit's personnel consisted of its officers and directors, an accountant and an attorney. See "MANAGEMENT". Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred Shareholders and its duties under the Indenture pursuant to which it issues Certificates and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

	As of December 31, 1996, Old Standard had six employees who perform the annuity processing and servicing activities. On that same date, Summit Property Development's staff consisted of nineteen employees, while MIS had eleven staff employees, and thirty registered representatives.

RECEIVABLE INVESTMENTS

	Metropolitan provides management and Receivable acquisition services for a fee to Summit, Old Standard, and Arizona Life. Metropolitan has been investing in Receivables for its own account for over forty years. The evaluation, underwriting, and closing is performed at Metropolitan's headquarters in Spokane, Washington. The Receivable acquisition fees are based upon yield requirements established by each company. Each company pays, as its Receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the Receivable is acquired. In 1996, the Consolidated Group incurred fees for Receivable acquisitions from Metropolitan of approximately $1,753,000.

	Metwest, a subsidiary of Metropolitan, provides Receivable collection and servicing for a fee to Summit, Old Standard Life and Arizona Life. During 1996, the Consolidated Group paid Receivable collection and servicing fees of approximately $290,000.

	Management believes that the terms and conditions of the agreements with Metropolitan and Metwest are at least as favorable to members of the Consolidated Group as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by prior written notice to the other party.

	The Consolidated Group's Receivable acquisitions include two principal types of Receivables: 1)Receivables collateralized by real estate and 2)lotteries, structured settlements and annuities. The majority of the real estate Receivables are collateralized by first position liens on single family residences, including land with mobile homes, and condominiums. To a lesser extent, the Consolidated Group acquires Receivables collateralized by commercial real estate and undeveloped land. In addition, it acquires Receivables collateralized by second and lower lien positions.

	The market for the acquisition of existing real estate Receivables is commonly referred to as the secondary mortgage market.
 The private secondary mortgage market consists of individual Receivables or small pools of Receivables which are held and sold by individual investors. These Receivables are typically the result of seller financed sales of real estate. The institutional secondary mortgage market consists of the sale and resale of Receivables which were originated or acquired by a financial institution and which are sold in groups, commonly called pools. The Consolidated Group acquires Receivables through both the private and the institutional secondary mortgage markets.

The Consolidated Group's real estate Receivable and other
Receivable investment acquisition activities, grew from approximately $20.2 million in 1994, to $44.4 million in 1995, to $47.5 million in 1996. During 1996, the average monthly acquisition volume was in excess of $3.9 million.

Metropolitan's Receivable Acquisitions: Sources, Strategies and
Underwriting

	The following information describes Metropolitan's Receivable acquisition and underwriting procedures as of the date of this prospectus. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and the Consolidated Group.

	Generally, the real estate Receivables acquired by Metropolitan consist of non conventional, "B/C" credit loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending. The "B/C" credit market requires that the lender focus not only on the borrowers' ability to pay, but also the quality of the collateral as the ultimate recourse in the event of the borrower's default.

	Private Secondary Mortgage Market Sources

	Currently, the majority of Metropolitan's Receivables are acquired through the private secondary mortgage market. See "Business-Current Mix of Receivable Investment" This market principally consists of loans which were originated through the seller of a property financing the purchaser's acquisition. Metropolitan's principal source for private market Receivables are independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

	Private Market Acquisition Strategies

	Metropolitan's private secondary market acquisition strategy is designed to provide flexible structuring and pricing alternatives to the Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase quality Receivables. In order to enhance its position in this market Metropolitan is implementing the following acquisition strategies: 1)centralizing of acquisition activities, 2) expanding the use of Metropolitan's Receivable submission software, BrokerNet, 3) designing and implementing flexible Receivable acquisition pricing options, 4) designing and implementing fast closing programs, and 5) designing and implementing broker incentive programs.

1)  Centralization of acquisition activities:

	Currently, the Receivable brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation. During the first two quarters of fiscal 1997, Metropolitan plans to close all of its branch offices and in turn plans to expand the Receivable acquisition staff at its home office, in Spokane Washington, which will be called the Contract Negotiation Center. This change is intended to increase the closing speed, and decrease acquisition costs through, among other things, the use of technological advances including the newly developed BrokerNet software.

	2) BrokerNet software:

	BrokerNet was developed by Metropolitan to enhance its position in the private secondary mortgage market, principally through streamlining submissions, underwriting and the closing process. It is a menu driven software program which assists brokers in preparing accurate and complete Receivable submissions. It is designed to meet Metropolitan's submission requirements. In addition, the program assists in analyzing the characteristics of the Receivable, and provides online purchase price quotes based upon the Receivable's characteristics and Metropolitan's yield requirements.

This software was first available for online use by brokers in March 1996. Current plans for enhancing the software include: preparing the legal documents used to purchase a Receivable, providing internet compatibility, providing submission status tracking (expected to be available mid 1997), assist in monitoring the closing of a Receivable purchase and ultimately, transfer the Receivable data directly into the Receivable servicing and collection system.

	Currently, approximately 35% of the privately purchased Receivables are submitted to Metropolitan through BrokerNet. It is currently used by approximately 15% of the Metropolitan's brokers. Management believes that this system is more cost effective than paper submissions. Metropolitan plans to encourage broker use of BrokerNet through various financial incentive programs. The current goal is to have 50% of the brokers submitting through BrokerNet by the end of fiscal 1997.

	3)	 Development of flexible sales options:

	Occasionally, a Receivable seller desires a flexible pricing structure, does not wish to sell the entire Receivable, or the purchase of the entire Receivable exceeds Metropolitan's investment to collateral value underwriting standards. In these circumstances, Metropolitan has developed several options. Currently, the principal options include 1)"partial" acquisitions, 2) multiple stage payouts, and 3) the short life yield programs.

	Partial purchases are purchases of the right to receive a portion of the Receivable's balance where the seller's right to the unsold portion of the Receivable is subordinated to the interest of Metropolitan or the company for which Metropolitan negotiated the purchase. Partials include the purchase of the next series of payments (an immediate partial), the purchase of future payments or a balloon payment (a reverse partial) or the purchase of a portion of each payment (a split partial). Partials generally result in a reduced level of investment and commensurate reduction in the risk to the purchaser than if the entire Receivable cash flow is purchased.

	The multiple stage payout and short yield life programs are pricing programs designed to satisfy variations in seller needs. The multiple stage payout involves the payment of the Receivable purchase price through installment payments over time. The short life yield program is available for "A" credit quality Receivables collateralized by owner occupied single family residences. This program prices the acquisition assuming that the loan will balloon with a full payoff in ten years.

	4) Development of faster closing programs:

	Metropolitan has developed several submission programs which are designed to reduce closing times. The principal program consists of the Fast Track submission program which requires that the broker obtain and submit a Receivable with a current appraisal, title policy, and all other documents and verifications required to analyze, evaluate and close the transaction. Metropolitan attempts to close all accepted Fast Track submissions within seven days.

	5) Broker Incentive Programs:

	In order to maintain strong professional ties with its independent brokers, Metropolitan held its first annual Broker's Convention during the summer of 1994. The second such convention is currently planned for mid 1997. In addition, various bonus commission and incentive programs as well as streamlined Receivable submission procedures have been developed and continue to be developed in order to reduce closing times.

	Currently, the principal incentive programs are the wholesale pricing program and the Premier Broker Program. The wholesale pricing program requires that brokers pay the cost of the Receivable's title policy and appraisal. In return, Metropolitan reduces its yield requirement (currently by .25%). Through the Premier Broker program, Metropolitan pays volume brokers a bonus for every $250,000 in closed Receivable acquisitions. For Brokers whose volume exceeds one million annually, Metropolitan reduces its yield requirement (currently by
 .25%) for all future acquisitions from the qualifying premier broker. Both of these programs are designed to provide an incentive to the volume broker to submit their Receivables to Metropolitan. Volume brokers are often efficient in the Receivable packaging and submission, which can result in a lower acquisition processing cost.

	Private Secondary Mortgage Market Underwriting

	Because Receivables in the private market are generally seller financed transactions, these Receivables are typically subject to terms and conditions which were negotiated to satisfy the unique needs of the particular private buyer and seller. Therefore, the underwriting of these loans requires careful evaluation of the loan documentation and terms. Metropolitan's acquisition of these Receivables should be distinguished from the conventional mortgage lending business which involves standardized documentation and terms, substantial first-hand contact by lenders with each borrower and the ability to obtain an interior inspection appraisal prior to granting a loan. Management believes that the underwriting functions that are employed in its private secondary mortgage market acquisitions are as thorough as reasonably possible considering the characteristics of the Receivables, and considering the volume of Receivables submitted for review.

	When Metropolitan is offered a Receivable through the private secondary mortgage market, the Receivable information is transmitted to one of Metropolitan's contract buyers either through an online BrokerNet submission or a traditional paper submission. Paper submissions are input by the contract buyers into the BrokerNet system. The contract buyer makes an initial evaluation of the Receivable's characteristics to verify that it satisfies the requirements for the particular type of submission.

	If the Receivable appears acceptable, it is entered into Metropolitan's submissions tracking system, and forwarded to the demography department. The demography department uses a national computerized database to identify local trends in property values, personal income, population and other economic indicators.

	The Receivable is then forwarded to the Underwriting Committee. Metropolitan's underwriting team currently consists of six individuals with a combined experience of ninety years evaluating seller financed Receivables. Receivables of $100,000 or less are evaluated by individual underwriters. Loans exceeding that amount are reviewed by a committee of at least three underwriters. Additionally, underwriters may obtain a team review of any Receivable.

	The underwriters evaluate the proposed investment to collateral value, the payor's credit and payment history, the interest rate, the demographics of the region where the collateral is located, and the potential for environmental risks. Currently, the ratio of the investment in a Receivable compared to the value of the property which collateralizes the Receivable generally does not exceed 70%-80% (depending upon acquiring company, collateral type and collateral quality) on Receivables collateralized by single family residences; 30-70% on Receivables collateralized by other types of improved property such as commercial property; and 55% on unimproved land. Management believes these collateral ratio requirements generally provide higher than conventional levels of collateral to protect the purchasing company's investment in the event of a default on a Receivable.

	Receivable investments which the Underwriting Committee identifies for legal review are referred to Metropolitan's in-house legal department which currently includes a staff of five attorneys. Receivables which exceed specified amounts are submitted to an additional special risk evaluation review. The investment amount which gives rise to special risk evaluation is dependent upon the type and quality of collateral, ranging from $250,000 for conventionally financable residential property to $100,000 for residential property which is not owner occupied, and $150,000 for Receivables collateralized by commercial property.

	Based upon Metropolitan's underwriting guidelines, the underwriters may approve the acquisition or change the terms of the acquisition, such as limiting the acquisition to a partial purchase in order to decrease the acquiring company's investment risk. If the terms are changed, the contract buyer is notified, who in turn contacts the broker to renegotiate the purchase terms. The underwriters may also approve the loan subject to certain closing criteria. If the broker and/or seller accepts the proposed transaction, a written agreement to purchase is executed, which is subject to Metropolitan's full underwriting requirements.

	Once the Receivable has been approved in principle, a current market valuation of the collateral is obtained in order to verify the investment to collateral value. These valuations can consist of 1)a valuation from a statistical valuation service, 2) an appraisal by a licensed independent appraiser or 3) an appraisal by one of Metropolitan's licensed staff appraisers.

	Statistical valuations are available in the majority of counties in the United States. They are based upon property characteristics and sales trends which can be analyzed through computer modeling. The cost of statistical valuations average approximately $35 and are available virtually instantly, compared to a cost of approximately
$250 for standard appraisals and a wait of generally seven to ten working days before the appraisal is completed. Metropolitan began using statistical valuations in 1996. Metropolitan limits its use of statistical valuations to properties with low investment to value ratios and single family residential properties. Currently, Metropolitan is monitoring the quality of the statistical services through obtaining post closing traditional appraisals on a minimum of 10% of the acquisitions.

	When traditional appraisals are obtained, they are generally based on a drive-by inspection of the collateral and comparative sales analysis. The appraiser generally does not have access to the property for an interior inspection. Each statistical valuation and independent appraisal is also subject to review by a staff appraiser.

	The approved Receivable is provided to Metropolitan's closing department where the property title is evaluated, the legal documents are reviewed and the appraisal is reviewed. If the closer discovers any material discrepancies during the closing review, or if the Receivable does not satisfy any specified closing contingencies, the Receivable is re-submitted to the underwriting committee for re-evaluation. Upon completion of the underwriting process and the closer's review, appropriate closing and transfer documents are executed by the seller and/or broker, transfer documents are recorded, and the transaction is funded.

Institutional Secondary Mortgage Market Sources

	During fiscal 1996, the Consolidated Group invested an immaterial amount in institutional acquisitions (approximately $70,000).
However, as profitable opportunities arise, the Consolidated Group may make such acquisitions in increasing amounts in the future. These portfolios of real estate Receivables are acquired from banks, savings and loan organizations, the Resolution Trust Corporation and the Federal Deposit Insurance Corporation and other financial institutions.

	An institutional seller typically offers a loan pool for sale in order to provide liquidity, to meet regulatory requirements, to liquidate assets, or other business reasons. Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the institutional secondary department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

	These acquisitions are typically negotiated through direct contact with the portfolio departments at the various selling institutions, or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions is generally lower than private secondary mortgage market acquisitions. However, the investment yield is also generally lower than yields available in the private market. During fiscal 1996, approximately 25% of the institutional purchases were acquired from FSB Mortgage Company (a subsidiary of Federal Savings Bank of Rogers, Arkansas.)

	Institutional Secondary Mortgage Market Underwriting

	Receivables acquired through the institutional mortgage market differ from those acquired in the private market in that these Receivables were generally originated by a financial institution, applying standard underwriting practices and standardized documentation. Generally, the seller provides an initial summary of the pool which typically includes the pool balance, the number of loans, the weighted average interest rate, the weighted average maturity, weighted average loan-to-value ratio, delinquency status, collateral addresses, collateral types, and lien positions.
Receivable pools are initially reviewed by the institutional secondary market staff who determine whether the pool yield and characteristics are within the current acquisition guidelines and yield requirements.

	The pool characteristics and yield are then reviewed by the Underwriting Committee. If approved by the Underwriting Committee, a letter of intent is executed and the institutional secondary marketing staff perform a due diligence review of the loan pool which generally includes: 1) review of the documentation in each individual loan file,
2) determination of the payment history and delinquency pattern of the loans, 3) determination of the individual and pool loan-to-value ratios, and maturity characteristics and 4) determination of the economics and demography for the geographic area where the collateral is located. If the appraisal is over one year old, a new statistical valuation or traditional appraisal of the collateral is generally obtained. Any exceptions in the documentation or Receivable characteristics are noted during the due diligence review. A summary of exceptions, as determined from the due diligence, is provided to the seller to resolve prior to closing. If the exception(s) cannot be resolved, the corresponding loan(s) may be removed from the pool, the terms of the acquisition renegotiated, or the transaction canceled. Following completion of its due diligence, and acceptable resolution of any exceptions, a purchase and sale agreement is executed and the acquisition is funded and closed. Generally, these acquisitions are acquired with servicing released.

	Loan Originations Sources

	During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating residential loans and small commercial loans. The commercial lending focuses on loans of $1,500,000 or smaller. Metwest is currently licensed as a lender in twenty six states. Metwest plans to expand its activities throughout the United States during fiscal 1997. Metwest originates loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending. The volume of Metwest's lending activities were immaterial in fiscal 1996. Actual growth of this new venture cannot be predicted with certainty; however, Metwest is currently originating $2-3 million in residential loans per month. It is currently projected that Metwest could originate as much as approximately $8-10 million in residential loans per month by fiscal year end which, could amount to as much as approximately 30% of the Consolidated Group's Receivable investing activities by the end of in fiscal 1997. Metwest's commercial lending activities are currently in the initial phases, and management is unable to predict with any level of certainty the volume of commercial loans which may be originated during fiscal 1997.

	During fiscal 1996, the Consolidated Group did not invest in any loans originated by Metwest. However, as profitable opportunities arise, the Consolidated Group may make such acquisitions in the future.

	Loan Originations Underwriting

	Loans originated by Metwest are underwritten applying criteria which include the following: evaluation of the borrower's credit, obtaining a current appraisal of the collateral, and obtaining title insurance. The borrower's credit determines the down payment and interest rate which Metwest will require. A lower credit rating would result in a higher required down payment and higher interest rate. Metwest will lend up to 90% of the collateral's value on "A" credit borrowers, which decreases to 70% for "D" credit borrowers. Unlike the Receivables purchased in the private secondary mortgage market, the loans originated by Metwest have standard documentation and terms.
 Currently, Metwest originates fixed rate loans. Residential loans up to $207,000 are evaluated by an individual loan underwriter. Loans in excess of $207,000 require the approval of two approved underwriters.

	Lotteries, Structured Settlements and Annuities Sources

	Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

	Lottery, Structured Settlement and Annuity Underwriting

	In the case of structured settlement annuity purchases, the underwriting guidelines of Metropolitan generally include a review of the settlement agreement. In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy, related documents, the credit rating of the annuity seller, the credit rating of the annuity payor (generally an insurance company), and a review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. Typically, Metropolitan limits its acquisition of structured settlements and annuities to the purchase of a maximum of the next seven year's payments.

	In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize, and a review of the credit rating of the insurance company, or other entity, making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner's right to sell the prize, and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, in order to sell a state lottery prize, the winner must obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

Yield and Discount Considerations

	Summit, Old Standard and Arizona Life each establish their own yield requirements for Receivable acquisitions. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See Also "BUSINESS-RECEIVABLE INVESTMENTS-Underwriting". Each company's yield requirements are provided to Metropolitan, which negotiates Receivable purchases at prices calculated to provide the desired yield. If the Receivable is purchased at a price below its face amount, the difference is the "discount".

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

	Management establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (13% for fiscal 1996). During fiscal 1996, the Consolidated Group's average initial yield requirement was 9.5% to 12.75%, for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

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

	The following table presents consolidated information about the Consolidated Group's investments in Receivables collateralized by real estate, as of September 30, 1996 and 1995:


	1996	1995
Face value of discounted
Receivables		$73,226,348		$51,768,999

Face value of originated
and non-discounted
Receivables		 10,439,736		 10,560,249

Unrealized discounts,
net of unamortized
acquisition costs		 (4,733,938)		  (2,614,937)

Allowance for losses		   (974,487)		    (765,130)

Accrued interest
receivable		  2,051,094		  1,168,038
		-----------		-----------
Carrying value		$80,008,753		$60,117,219
		===========		===========

	As of September 30, 1996, approximately 87% of the Consolidated Group's investments in Receivables are collateralized by first lien positions on real estate and 13% in second lien positions. The Receivables are collateralized by residential, business and commercial properties with residential collateral representing approximately 69% of such investments as of September 30, 1996.

	The Consolidated Group's Receivable investments in real estate loans at September 30, 1996 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

	Arizona . . . . . .	 9%
	California  . . . .	15%
	Oregon  . . . . . .	 7%
	Texas . . . . . . .	10%
	Washington  . . . .	11%
	Florida . . . . . .	 6%
	New Mexico. . . . .	 4%

	SUMMIT SECURITIES, INC.
and subsidiaries
	RECEIVABLES COLLATERALIZED BY REAL ESTATE
	September 30, 1996

Less than 1% of the contracts are subject to variable interest rates.  Interest rates range from 0% to 19% with rates principally (74% of face value) within the range of 8% to 12%.  The following table segregates the
Consolidated Group's Receivable portfolio by type, size and lien position.

	Number		Carrying	Delinquent 	Number of
	of	Interest	Amount of	Principal	Delinquent
Description	Receivables	Rates	Receivables	Amount	Receivables
	----------	--------	--------	-----------	----------
RESIDENTIAL		Principally
First Mortgage >$75,000	145	8%-11%	$15,930,198	$828,311	7
First Mortgage >$40,000	320	8%-11%	17,166,794	803,473	14
First Mortgage <$40,000	874	8%-11%	16,824,319	1,079,313	45
Second or Lower>$75,000	8	7%-12%	855,475	--	--
Second or Lower>$40,000	44	8%-11%	2,256,793	159,931	3
Second or Lower<$40,000	246	8%-11%	4,940,151	162,486	10

COMMERCIAL
First Mortgage >$75,000	72	8%-11%	10,626,674	95,843	1
First Mortgage >$40,000	42	8%-10%	2,371,163	139,722	2
First Mortgage <$40,000	83	8%-18%	1,110,029	8,389	1
Second or Lower>$75,000	9	8%-11%	819,760	--	--
Second or Lower>$40,000	9	9%-11%	520,949	--	--
Second or Lower<$40,000	17	9%-11%	415,212	38,314	1

FARM, LAND AND OTHER
First Mortgage >$75,000	26	8%-12%	3,577,173	--	--
First Mortgage >$40,000	56	8%-11%	2,946,202	59,218	1
First Mortgage <$40,000	100	8%-11%	2,363,282	--	--
Second or Lower>$75,000	3	7%-12%	416,737	--	--
Second or Lower>$40,000	5	7%-12%	241,564	--	--
Second or Lower<$40,000	13	8%-10%	283,609	--	--

Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount			(4,733,938)

Accrued Interest Receivable			2,051,094

Allowance for Losses			(974,487)
					-----------	-----------
TOTAL			$80,008,753	$3,375,000
					===========	===========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.


The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

	Residential	Commercial	Farm, Land, Other	Total
	Principal	Principal	Principal	Principal
	--------	-------	--------	---------
October 1996 - September 1999	$ 5,120,711	$ 2,156,175	$ 1,987,478	$ 9,264,364
October 1999 - September 2001	4,740,273	3,048,183	2,170,013	9,958,469
October 2001 - September 2003	5,297,759	1,497,998	939,294	7,735,051
October 2003 - September 2006	8,976,772	3,068,355	1,472,159	13,517,286
October 2006 - September 2011	12,348,635	4,287,359	1,829,649	18,465,643
October 2011 - September 2016	7,034,413	793,847	371,051	8,199,311
October 2016 - Thereafter	14,455,167	1,011,870	1,058,923	16,525,960
	-----------	-----------	----------	-----------
	$57,973,730	$15,863,787	$9,828,567	$83,666,084
	===========	===========	==========	===========


	The Consolidated Group held 2072 Receivables collateralized by real estate, as of September 30, 1996. The average stated interest rate (weighted by principal balances) on these Receivables on that date was approximately 8.5%. See Note 2 to Consolidated Financial
Statements.

Delinquency Experience & Collection Procedures

	The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 1996 was 4.0% compared to 4.2% and 3.8% at September 30, 1995 and 1994, respectively. Because
Receivables purchased by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae), higher delinquency rates are expected, which management believes are generally offset by the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables, as described below. As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A", credit lending markets.

	Metwest provides Receivable collections and servicing to Summit, Old Standard Life and Arizona Life pursuant to the following practices: When a Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally on the 17th day following the payment due date). If the default is still not cured (generally within three to six days after the initial call), additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, the account is referred to a committee who analyzes the basis for default, the economics of the Receivable and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, then attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, as a condition of reinstatement.

Allowance for Losses on Receivables

	The Consolidated Group establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. During
1992, an appraisal policy was adopted which requires annual appraisals on properties collateralizing delinquent Receivables when the Receivable balance exceeds a threshold equal to .5% of total assets of the respective company. Biannual appraisals are required on all other delinquent Receivables with balances in excess of $50,000. The allowance for losses was 1.2%, 1.2% and 0.9% of the face value of Receivables collateralized by real estate at September 30, 1996, 1995 and 1994, respectively.

Repossessed Properties

	Summit, Old Standard and Arizona Life own various repossessed properties held for sale. At September 30, 1996, 23 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $1,191,000 were held, of which the largest single property had a carrying value of approximately $175,000.

Receivable Sales

	The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods: (1) securitization or (2) direct sales. Management believes that the sale of Receivables provides a number of benefits by allowing the Consolidated Group to diversify its funding base, provide liquidity and lower its cost of funds. In addition to providing liquidity and profits, the sale of Receivables is a source of cash which can be reinvested into additional Receivables. The sale of Receivables in turn allows the Consolidated Group to continue to expand its investing activities without increasing its asset size.

	During May 1996, Summit and Old Standard participated with
Metropolitan and Western United as sellers in the securitization of approximately $122.9 million in Receivables collateralized by real estate, principally consisting of seller financed first lien residential Receivables. The second such securitization of approximately $126.7 million of first lien residential and commercial real estate loan Receivables, of which approximately 54% were seller financial Receivables, occurred in November 1996. Currently, it is proposed that the next securitization of Receivables collateralized by real estate will not occur until the second half of fiscal 1997.
The Consolidated Group is also evaluating the market, economic and legal implications of selling its non real estate Receivables through securitizations. There can be no assurance that such securitizations will be pursued, or if pursued, that they will be profitable.

Generally, a securitization involves the transfer of certain specified Receivables to a single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. The certificates consist of different classes, which include classes of senior certificates, and a residual interest and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate certificate holders to receive distributions, or the establishment of a reserve fund. In connection with securitizations, the senior certificates and subordinate certificates are sold to investors, generally institutional investors. The companies which sold their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest. Such interests are generally apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust.

In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and last to the residual interests. As a result, the residual interest is the interest first affected by any loss due to the failure of the Receivables to pay as scheduled. The holders of the residual interest values such interest on their respective financial statements based upon certain assumptions regarding the anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interest will experience a loss or gain.

	In the securitizations which occurred in May and November 1996, the rights of the senior certificate holders were enhanced though subordinating the right of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies retained their respective residual interests. At September 30, 1996, the residual interests held by Summit and Old Standard from the May 1996 securitization aggregated approximately $233,000. At the close of the November 1996 securitization the Consolidated Group held residual interests aggregating approximately $570,000.

	In addition to sales through securitizations, the Consolidated
Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale. During fiscal 1996, Summit and Old Standard received proceeds of approximately $7 million from the sale of portfolios of real estate Receivables through securitization and proceeds of $12.4 million from the direct sale of lotteries. During fiscal 1996, gains on these securitization and direct sales were approximately $977,000.

ANNUITY OPERATIONS

Introduction

	The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Arizona Life.

	Old Standard was incorporated in Idaho in 1990, and acquired by the Consolidated Group on May 31, 1995. Old Standard had total assets of approximately $76.5 million at September 30, 1996. Old Standard markets its annuity products through approximately 100 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Montana, North Dakota, Oregon and has applied for licenses in Hawaii, Washington and Utah. During calendar 1995, the most recent year for which statistical information is available, In Idaho, Old Standard's individual annuity market share was 10.2%, ranking it the number one producer of annuities in Idaho during the period.

	The Consolidated Group acquired Arizona Life on December 28,
1995. Arizona Life had total assets of approximately $2.9 million at September 30, 1996. Arizona Life is licensed in seven western states and has applications pending in three additional states. It commenced annuity sales and Receivable investing activities during fiscal 1996.

	Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

	There is no specific regulatory limitation imposed by Idaho on the percent of assets which Old Standard may invest in Receivables collateralized by real estate. As of September 30, 1996, 73.9% of Old
Standard's assets were invested in Receivables collateralized by real estate, and 5.4% in lotteries. As of September 30, 1996, 52.3% of Arizona Life's assets were invested in Receivables collateralized by real estate. As of September 30, 1996, the balance of Old Standard's and Arizona Life's investments were invested in principally investment grade corporate and government securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-REGULATION".

	Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act (SMMEA).
SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations which are issued by or guaranteed as to principal and interest by the United States government, its agencies or instrumentalities can be acquired. Such acquisitions are exempt from certain state insurance regulations including loan to value and appraisal regulations.

Annuities

	During the last three years, Old Standard and Arizona Life have derived 100% of their premiums from annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate and a reputation for superior service), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

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

	During 1997, the Consolidated Group anticipates matching premium flow substantially with the availability of Receivable investments, in order to maximize the earnings from the interest spread.
Additionally, the premium flow and resulting asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Arizona Life.

	Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 1996, deferred policy acquisition costs were approximately 6.2% of annuity reserves. Since surrender charges typically do not exceed 5%, increasing termination rates may have an adverse impact on the insurance subsidiary's earnings, requiring faster amortization of these costs. Management believes that this potentially adverse impact is mitigated by higher annuity interest spreads, which are estimated to be approximately 250 basis points in future years. During the four months ended September 30, 1995 and the year ended September 30, 1996, amortization of deferred policy acquisition costs were $198,000 and $85,000, respectively. The calculation has been reviewed by an independent actuary.

	Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the year ended September 30, 1996, withdrawals and benefits were approximately $6.5 million. The annualized lapse rate was approximately 11.7%. Management believes a reasonable estimate for future lapse rates to be 10% (including 4% for death and partial withdrawal and 6% for basic surrenders and surrenders occurring in the year the surrender charge expires).

Reinsurance

	Reinsurance is the practice whereby an insurance company enters into agreements (termed "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Most life insurers obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of mortality risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual mortality fluctuations.

	Western United has negotiated a reinsurance agreement with Old
Standard whereby 75% of the risk on six different annuity products will be reinsured through Old Standard. It is presently anticipated that this will result in reinsurance of up to approximately $5 million in premiums per month. This procedure will allow Old Standard to acquire annuity premiums with credited interest rate which are more favorable than those offered directly from Old Standard. The level of reinsurance that Old Standard can participate in will be dependent upon the sufficiency of its statutory capital to sustain such growth.

Reserves

	State law requires that the annuity reserve be sufficient to meet
Old Standard's future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new contract holders, duration of contracts and variations in contract terms. Since such reserves are based on certain actuarial assumptions, no representation is made that the ultimate liability will not exceed these reserves. Old Standard utilizes the services of a consulting actuary to review the reserve amount for compliance with applicable statutes.

	The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves amounted to approximately $62.4 million at September 30, 1996 based on GAAP financial reporting.

Securities Investments

	At September 30, 1996 and 1995, 99.0% and 100.0% of the
Consolidated Group's securities, excluding stock investment in non-consolidated affiliate, were held by its insurance subsidiaries.

	The following table outlines the nature and carrying value of securities investments held by Old Standard and Arizona Life at September 30, 1996:



	Available	Held To	Total	Percent
	For Sale	Maturity
	Portfolio	Portfolio
	----------	----------	----------	--------
		(Dollars in Thousands)
Total Amount	$     187	$  7,750	$  7,937	100.0%
			=========	========	========	======
% Invested In:
	Fixed Income	$     187	$  7,750	$  7,937	100.0%
	Equities	--	--	--	0.0%
			---------	--------	--------	------
			$     187	$  7,750	$  7,937	100.0%
			=========	========	========	======

% Fixed Income:
	Taxable	$     187	$  7,750	$  7,937	100.0%
	Non-taxable	--	--	--	0.0%
			---------	 --------	--------	------
			$     187	$  7,650	$  7,937	100.0%
			=========	========	========	======

% Taxable:
	U.S.Government	$      --	$  5,736	$  5,736	72.3%
	Corporate 	187	2,014	2,201	27.7%
			---------	--------	--------	------
			$     187	$  7,750	$  7,937	100.0%
			=========	========	========	=====
% Corporate:
		AAA	$      --	$  1,012	$  1,012	46.0%
		AA	--	1,002	1,002	45.5%
		A	187	--	187	8.5%
			---------	--------	--------	------
			$     187	$  2,014	$  2,201	100.0%
			=========	========	========	======
% Corporate:
		Mortgage-backed	$     187	$     --	$    187	8.5%
		Finance	 --	1,012	1,012	46.0%
		Industrial	--	1,002	1,002	45.5%
			---------	--------	--------	------
			$     187	$  2,014	$  2,201	100.0%
			=========	========	========	======



		Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "BUSINESS-
REGULATION". Investments primarily include corporate, government agency, and direct government obligations.

		Old Standard and Arizona Life are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. See "MANAGEMENT'S DISCUSSION AND ANALYSIS-Asset/Liability Management".

	In the held to maturity portfolio, gross unrealized losses were approximately $128,000 at September 30, 1996.

METHOD OF FINANCING

	The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, sales and securitizations of Receivables, sales of Certificates and Preferred Stock. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of Brokerage Firms. As of September 30, 1996, there was approximately $3.8 million of short-term collateralized borrowings outstanding.

	The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

BROKER DEALER ACTIVITIES

	Metropolitan Investment Securities, Inc. (MIS) is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc.-Regulation. It markets the securities products of Summit and of Metropolitan, Summit's former parent company. In addition, MIS currently markets several families of mutual funds, and general securities. MIS's sales efforts were previously focused in the states of Washington, Oregon, Idaho and Montana. MIS is licensed in several other Western states and has expanded its sales and marketing efforts into California, Utah, Nevada and Colorado. MIS sustained a loss of approximately $137,000 during the current fiscal year. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" & Note 12 to Consolidated Financial Statement.

PROPERTY DEVELOPMENT SERVICES

	Summit Property Development, Inc. provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating income for the Consolidated Group during the fiscal year ended September 30, 1996 of approximately $141,000 on revenues of approximately $2,047,000. See "MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" & Note 12 to Consolidated Financial Statement.

COMPETITION

	Summit, Old Standard and Arizona Life's ability to compete for Receivable investments is currently dependent upon Metropolitan's Receivable acquisition network. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. The largest single competitors are subsidiaries of much larger companies which may have access to greater resources and better name recognition than Metropolitan. The largest group of individual competitors are a multitude of individual investors. Management believe its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Summit, Old Standard and Arizona Life include access to Metropolitan's Receivable acquisition network, which allows their access to markets throughout the United States; their ability to purchase long-term Receivables; their flexibility in structuring Receivable acquisitions; its availability of funds; and their in-house capabilities for processing and funding transactions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

	Summit, Old Standard and Arizona Life compete in the secondary mortgage market as sellers of pools of Receivables (both direct sales and sales through securitizations). This market is a multi billion dollar industry and includes many financial institutions and government participants. Competitors generally have access to larger resources, greater transaction volumes and economies of scale, and better name recognition.

	Summit's and MIS's securities products face competition for investors from other securities issuers, other broker/dealers and from other types of financial institutions, many of which are much larger, and have greater name recognition than MIS.

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

REGULATION

	Old Standard and Arizona Life are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the State of Idaho and Arizona, respectively. Each act regulates transactions between insurance companies and their affiliates. It requires that the insurance companies provide prior notification to the respective Insurance Commissioners of certain transactions between an insurance company and Summit or any other affiliate. In certain instances, respective Insurance Commissioner's approval is required.

	Old Standard and Arizona Life are subject to extensive regulation and supervision by the Office of the State Insurance Commissioner of Idaho and Arizona, respectively. To a lesser extent they are also subject to regulation by each of the other states in which they operate. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agent levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulation is intended to protect annuity contract and policy owners, rather than investors in an insurance company. Old Standard and Arizona Life are required to file detailed annual and quarterly financial reports with their respective states of domicile.

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

	The net amounts expensed by Old Standard and Arizona Life for guaranty fund assessments and charged to operations for the year ended September 30, 1996 and the four month period ended September 30, 1995 were $90,000 and $25,000, respectively. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1993. Management does not believe that the amount of future assessments associated with known insolvencies after 1993 will be material to its financial condition or results of operations. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment has been recorded net of a 7% discount rate applied to the estimated payment term of approximately seven years.

	Old Standard and Arizona Life are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unrestricted statutory deficit of the insurance subsidiaries totaled approximately $1,002,000 as of September 30, 1996.

	For statutory purposes, Old Standard's and Arizona Life's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:


	As of	As of December 31,
	September 30, 1996	1995	1994	1993
	------------------	----	----	----
	(Dollars in Thousands)
	Old Standard:

	Capital and Surplus	$7,994	$3,007	$2,431	$2,069
	Ratio of Capital and
	Surplus to Admitted
	Assets	10.9%	5.4%	5.4%	5.0%

	Arizona Life:

	Capital and Surplus	$1,511	$1,214	--	--
	Ratio of Capital and
	Surplus to Admitted
	Assets	53.1%	99.2%	--	--

	Although the States of Idaho and Arizona require only $2.0 million and $450,000, respectively, in capital and surplus to conduct insurance business, the insurance companies have attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

	Idaho and Arizona have enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. The insurance subsidiaries' capital and surplus levels exceed the calculated minimum requirements.

	MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc. - Regulation, and the
Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.



MANAGEMENT

Directors and Executive Officers
(As of December 31, 1996)

	Name	Age	Position

Tom Turner	46	President/Director
Philip Sandifur		25	Vice President/Director
Greg Gordon		43	Secretary/Treasurer/Director
Robert Potter		69	Director

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

	EXECUTIVE COMPENSATION

	The officers do not receive any compensation for services rendered on behalf of Summit, but they are entitled to reimbursement for any expenses incurred in the performance of such services. Such expenses include only items such as travel expense incurred for attendance at corporate meetings or other business. No such expenses have been incurred to date. Other than Robert Potter, the directors do not receive any compensation for services rendered on behalf of Summit. Robert Potter, receives $500 per year and $100 per meeting plus travel expenses.

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

	PRINCIPAL SHAREHOLDERS

	The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 1996.

	SHARES OF
NAME AND ADDRESS	COMMON STOCK	% OF CLASS
National Summit Corp.	10,000	100%
W. 929 Sprague Ave.,
Spokane, Washington

CERTAIN TRANSACTIONS

	Summit was originally organized as a wholly-owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in
Summit was acquired by National Summit Corp., a Delaware corporation which is wholly-owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of Summit. Contemporaneous with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp., a Delaware Corporation, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million. Following this sale, Metropolitan has continued to provide, for a fee, principally all the management services to Summit. See "BUSINESS-RECEIVABLE INVESTMENTS".

	Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp.

	Prior to the sale, the officers and directors of Summit, were also officers or directors of Metropolitan and/or its affiliates. Contemporaneous with the sale, the officers and directors resigned and new officers and directors were elected. Currently, no officer or director of Summit is an officer or director of Metropolitan.

	Summit considered the sale to be in its best interest due to regulatory considerations and other business considerations. The regulatory considerations include the impact of regulations imposed upon Metropolitan by its state of domicile. In the opinion of management, these regulations hampered Summit's growth in its prior corporate structure.

	On January 31, 1995, Summit acquired MIS from Metropolitan. The purchase price was $288,950 paid in cash. MIS is a broker/dealer. This sale has not materially affected the business of MIS. See "BUSINESS-Broker Dealer Activites". Also on January 31, 1995, Metropolitan discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, Summit commenced the operation of a property development subsidiary, Summit Property Development Inc., employing those same individuals who had previously been employed by Metropolitan. Summit Property Development has entered into an agreement with Metropolitan to provide property development services to Metropolitan. See "BUSINESS-ANNUITY OPERATIONS".

	Through a wholly-owned subsidiary, Summit Group Holding Company, Summit acquired Old Standard on May 31, 1995 from Metropolitan. The purchase price was $2.722 million, plus 20% of Old Standard's statutory earnings for the subsequent three years. The purchase price was established based upon an actuarial valuation of Old Standard.

	Summit, Old Standard and Arizona Life obtain substantially all of their Receivable management and servicing support from Metropolitan through a Management, Receivable Acquisition and
Servicing Agreement.  See Note 12 to Consolidated Financial
Statements. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

	Old Standard has negotiated a reinsurance agreement with Western United, Metropolitan's insurance subsidiary. See "BUSINESS-Annuity Operations-Reinsurance"

	In addition, transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services. See Note 12 to Financial Statements.

	Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1996, Summit paid or accrued commissions to MIS in the amount of $463,477 upon the sale of $13,291,967 of certificates and commissions of $31,764 upon the sale of $568,950 of preferred stock.
 MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

	Summit Property Development has entered into an Agreement with Metropolitan to provide property development services to Metropolitan for a fee. During the year ended September 30, 1996 the fee was approximately $2.0 million. See "BUSINESS-PROPERTY
DEVELOPMENT SERVICES".

	During April 1996, C. Paul Sandifur, Jr. President of Metropolitan and controlling shareholder of Metropolitan and the Consolidated Group, sold to Summit nineteen shares of stock in Consumers Group Holding Company (a subsidiary of Metropolitan) for $1.5 million. The purchase price was paid in cash.


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

	(b) There was one Common Stockholder at September 30, 1996

	(c) See "Item 6. Selected Financial Data."

Item 6.	Selected Financial Data

The consolidated financial data shown below as of September 30, 1996 and 1995 and for the years ended September 30, 1996,
1995 and 1994 (other than the ratio of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The financial data shown as of
September 30, 1994, 1993 and 1992 and for the years ended September 30, 1993 and 1992 have been derived from audited financial statements not included herein.  The consolidated financial statements as of and for the years ended September
30, 1996, 1995, 1994 and 1993 have been audited by Coopers & Lybrand L.L.P.  The consolidated financial statements as of and for the year ended September 30, 1992 have been audited by BDO Seidman.

		Year Ended September 30,
		--------------------------------------------
	1996	1995	1994	1993	1992
INCOME STATEMENT
DATA:

Revenues	$ 14,536,449	$ 9,576,615	$ 3,395,252	$ 2,815,624	$ 2,435,843
	============	===========	===========	===========	===========
Income before
extraordinary item	1,244,522	$   587,559	$   264,879	$   283,107	$   611,595
Extraordinary item (1)	--	--	--	--	49,772
	------------	-----------	-----------	-----------	-----------
Net Income	1,244,522	587,559	264,879	   283,107	   661,367
Preferred Stock
Dividends	(333,606)	(309,061)	(2,930)	--	--
	------------	-----------	-----------	-----------	-----------
Income Applicable to
Common Stockholders	$    910,916 	 $   278,498	$   261,949	$   283,107	$   661,367
	============	===========	===========	===========	===========

Per Common Share:
Income before
extraordinary
item	$      91.09 	$     27.85	$     13.47	$     14.15	$     30.58
Extraordinary item (1)	-- 	--	--	--	2.49
	------------	-----------	-----------	-----------	-----------
Income applicable to
common stockholders	$      91.09	$     27.85	$     13.47	$     14.15	$     33.07
	============	===========	===========	===========	===========
Weighted average number
of common shares
outstanding	10,000	10,000	19,445	20,000	20,000
	============	===========	===========	===========	===========
Ratio of Earnings
to Fixed Charges
and Preferred Stock
Dividends	1.26	1.11	1.16	1.24	1.53

BALANCE SHEET DATA:
Due from/(to)
affiliated
companies, net	$  1,296,290	$(1,960,104)	$   267,735	$ 1,710,743	$  (400,365)
Total Assets	$117,266,680	$96,346,572	$35,101,988	$25,441,605	$17,696,628
Debt Securities
and Other
Debt Payable	$ 46,674,841	$38,650,532	$31,212,718	$21,982,078	$14,289,648
Stockholders' Equity	$  5,358,774	$ 3,907,067	$ 3,321,230	$ 3,188,024	$ 2,904,917

(1) Benefit from utilization of net operating loss carryforwards.




Item 7.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

	Management's Discussion and Analysis of Financial
	Condition and Results of Operations
	For the Three Fiscal Years Ended September 30, 1996

Introduction

	Summit's operations for the current fiscal year ended September 30, 1996 continued to benefit from the acquisition of and start-up of several new operating subsidiaries acquired during 1995. MIS was acquired from Summit's former parent company in January, 1995. At the same time, Summit established a property development subsidiary, Summit Property Development. See "CERTAIN TRANSACTIONS". Summit acquired Old Standard from Summit's former parent company on May 31, 1995 and acquired Arizona Life from ILA Financial Services Inc. in December 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1996, Old Standard had total assets of approximately $76.5 million. During the fiscal year ended September 30, 1996, MIS, Summit Property Development, Old Standard and Arizona Life contributed gross revenues of approximately $1.1 million, $2.0 million, $6.9 million and $69,000, respectively, to the Consolidated Group. For the same period, Summit Property Development, Old Standard and Arizona Life contributed operating income of approximately $141,000, $1,279,000 and $6,000, respectively, to the Consolidated Group. MIS sustained an operating loss of approximately $137,000 during the current fiscal year.

Results of Operations

	Revenues of the Consolidated Group increased to approximately $14.5 million in 1996 from $9.6 million in 1995 and $3.4 million in 1994. The growth in revenues from 1995 to 1996 is attributable to the continuing increase in investment earnings (interest and earned discounts) on outstanding Receivables due largely to the continuing growth of Old Standard along with gains realized on the sale of a portion of the Receivable portfolio. Additionally in 1996, the Consolidated Group realized an increase in fee, commission and service revenues primarily from its service orientated subsidiaries, MIS and Summit Property Development. The growth in revenues from 1994 to 1995 was primarily attributable to an increase in investment earnings on outstanding Receivables due largely to the acquisition of Old Standard along with gains realized on the sale of a portion of the Receivable portfolio. Additionally in 1995, the Consolidated Group realized approximately $2.6 million in fee, commission and service revenues from its newly acquired and newly formed subsidiaries. The Consolidated Group has increased its investment in Receivables, collateralized by real estate, to approximately $80.0 million at September 30, 1996 from $60.1 million at September 30, 1995 and $27.3 million at September 30, 1994. Additionally, the Consolidated Group continued to invest in annuities and lottery prizes ending the year at September 30, 1996 with a total outstanding investment of $11.8 million, which is a decrease from the $16.9 million investment at September 30, 1995 primarily as a result of selling approximately $11.7 million of its portfolio during fiscal 1996. Currently, yields available for lottery acquisitions have decreased due primarily to increased competition in this market. As a result the Consolidated Group anticipates its acquisition volume in 1997 will be lower than in fiscal 1996.

	Net income before preferred stock dividends for the fiscal year ended September 30, 1996 was approximately $1,245,000 compared to approximately $588,000 in 1995 and $265,000 in 1994. The increase from 1995 to 1996 was primarily the result of an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the continued growth in Old Standard's Receivable portfolios, increased gains on the sale of Receivables, and increased fees, commissions and service income, all of which were only partially offset by increases in its provision for losses on real estate assets, a reduction in dividends received and an increase in salaries and benefits, commissions and other operating expenses. The increase from 1994 to 1995 was primarily the result of increased gains on the sale of Receivables, an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the acquisition of Old Standard, and increased fees, commissions and service revenues from MIS and Summit Property Development, Inc. which were only partially offset by increases in salaries and benefits, commissions and other operating expenses.

	Since the date of its incorporation through approximately the end of calendar year 1993 and again in 1995 and 1996, Summit has generally benefited from a declining interest rate environment with lower money costs and relatively consistent yields on Receivables. In addition, a declining interest rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This situation was evident in 1996, 1995 and 1994 as Summit was able to realize gains of approximately $977,000, $513,000 and $172,000, respectively, from the sale of Receivables. Higher than anticipated levels of prepayments in the Receivable portfolio were experienced during the years 1992 through 1996, allowing Summit to recognize unamortized discounts on Receivables at an accelerated rate.
 During 1994 and continuing in 1995 and 1996, Metropolitan, Summit's former parent and the primary supplier of Receivables, began charging the Consolidated Group underwriting fees associated with Receivable acquisitions. The charging of the underwriting fee results in a somewhat lower yield over the life of the newly acquired Receivables.
 However, management believes the yield to be favorable in comparison to other investment opportunities. See "BUSINESS-Introduction".

	Although the national economy has experienced relatively slow growth over the past three years, the Consolidated Group's financial results were not adversely impacted in any material way because of:
(1) the wide geographic dispersion of its Receivables; (2) the relatively small average size the each Receivable; (3) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (4) a continuing strong demand for tax-advantaged products, such as annuities.

	Maintaining efficient collection efforts and minimizing delinquencies in the Consolidated Group's Receivable portfolio are ongoing management goals. During 1996, the Consolidated Group realized a slight loss on the sale of repossessed real estate of approximately $40,000 as compared to a gain of $6,300 in 1995 and a gain of $12,300 in 1994. In recognition of the increased size of the Consolidated Group's Receivable and real estate portfolios, principally associated with the purchase of Old Standard, the Consolidated Group has increased its provision for losses on assets collateralized by real estate. Provisions for losses were approximately $490,000, $455,000, and $155,000 for 1996, 1995, and
1994, respectively. At September 30, 1996, the Consolidated Group had an allowance for losses on real estate assets of approximately $974,000 compared to $765,000, and $251,000 at September 30, 1995 and
1994, respectively. The increase in 1995 was in part attributable to the acquisition of Old Standard, while the increase in 1996 was primarily due to increases in the various Receivable portfolios. At September 30, 1996, 1995 and 1994, the allowance for losses represented approximately 1.2%, 1.2% and 0.9%, respectively, of the face value of Receivables collateralized by real estate.

	Interest Sensitive Income and Expense

	Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits and the interest costs of Certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

	The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve. See "Asset/Liability Management". The excess of interest sensitive income over interest sensitive expense was approximately $2,172,000 in 1996, $1,075,000 in 1995, and $543,000 in 1994. The increase from 1995 to
1996 of $1,097,000 was attributable to the following: (1) increased investment in the Receivable portfolio largely due to the continued growth of Old Standard; and (2) a lower cost of funds, influenced in part by the acquisition of the insurance subsidiaries, Old Standard and Arizona Life. The increase from 1994 to 1995 was attributable to the following: (1) increased investment in the Receivable portfolio largely due to the acquisition of Old Standard; (2) a lower cost of funds, influenced in part by the acquisition of Old Standard; and, (3) additional dividend income from preferred and common stock of Metropolitan held by Summit. See Note 12 to the Consolidated
Financial Statements.

Fees, Commissions, Service and Other Income

	Other income grew to approximately $2,850,000 in 1996 from $2,580,000 in 1995 and $60,700 in 1994. Revenues in 1996, consisted primarily of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, of approximately $595,500 (after elimination of commissions received from Summit) and approximately $2.0 million of service fees earned by its property development subsidiary. The increase in 1996 of approximately $270,000 resulted from an increase in property development fees of $800,000 being offset by a decrease in commissions earned by MIS of approximately $530,000.

Other Expenses

	Operating expenses increased to approximately $3,988,000 in 1996 as compared to $2,901,000 in 1995 and $231,000 in 1994. The 1996
increase in operating expenses was principally the result of the continued growth of the Consolidated Group, in particular Old Standard and Summit Property Development. In 1996, Summit Property
Development's increase in service fees were offset by approximately $763,000 in increased expenses, while Old Standard's growth resulted in expense increases of approximately $185,000 and MIS also incurred increased expenses of approximately $111,000. The 1995 increase in operating expense was principally the result of the acquisition and establishment of new subsidiaries, including the insurance, broker/dealer and the property development subsidiaries. See "BUSINESS-Recent Developments-Subsidiary Acquisitions".

Provision for Losses on Real Estate Assets

	The provision for losses on Receivables and repossessed real estate has increased as the size of the portfolio of Receivables and repossessed real estate has grown to provide for what Management believes are adequate allowances for anticipated losses, however there can be no assurance that actual losses will not exceed management's expectations. The following table summarizes the Consolidated Group's allowance for losses on Receivables and repossessed real estate:

		1996	1995	1994
	Beginning Balance  $765,130		$250,572	$ 96,654
	Increase due to:
	Acquisition of
	life insurance
	affiliate		310,957
	Provision           212,600		103,950	103,000

	Charge-Offs         (18,896)   	 (34,276)	   (49,921)
	Recoveries           15,653		133,927	100,839
			--------	--------	--------
	Ending Balance     $974,487		$765,130	$250,572
			========	=======	=======

	These allowances are in addition to unamortized acquisition discounts of approximately $4.7 million at September 30, 1996, $2.6 million at September 30, 1995 and $1.3 million at September 30, 1994.

Gain/Loss on Other Real Estate Owned

	During 1996, the Consolidated Group experienced a loss on the sale of real estate of approximately $39,600. At the end of fiscal 1996, the Consolidated Group had approximately $1,191,000 in real estate held for sale, just over 1% of total assets.

Effect of Inflation

	During the three year period ended September 30, 1996, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and costs on the Consolidated Group's assets and liabilities. See "BUSINESS-Interest Sensitive
Income and Expense". However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues.
 The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities.
Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new businesses.

	Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the operations of the Consolidated Group nor is it expected to have a material effect in the near future.

Asset/Liability Management

	As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 1997, more of the Consolidated Group's financial liabilities (primarily annuities and certificates) will reprice or mature more quickly than its financial assets (primarily Receivables and fixed income investments). In a decreasing interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. This effect is mitigated to the extent that Receivables are reduced when debtors increase their level of early repayments to the Consolidated Group in a decreasing rate environment.

	The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset.
Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of economically hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. The Consolidated Group had not employed any such strategies prior to or through September 30, 1996. Also See "BUSINESS-Securities Investments".

	During fiscal 1997, approximately $21.0 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $62.4 million reprice during fiscal 1997, and approximately $10.9 million of Certificates and other debt will mature during fiscal 1997. These estimates result in repricing of interest sensitive liabilities in excess of interest sensitive assets of approximately $52.3 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 350%.

	The Consolidated Group is able to manage this liability to asset mismatch of approximately 3.5:1 by the fact that approximately 96..74% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Company has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.


New Accounting Rules

	In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS No. 114) "Accounting by Creditors for Impairment of a Loan" was issued. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate or the fair value of the collateral, net of selling costs. The Consolidated Group adopted this new standard on October 1, 1995. The adoption of SFAS No. 114 did not have a material effect on the financial statements.

	In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

Liquidity and Capital Resources

	As a financial institution, the Consolidated Group's liquidity is largely linked to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully maintained liquidity, as necessary, during the past four years to allow it to continue to invest funds generated by operations and financing activities. The Consolidated Group's increased liquidity position has been enhanced due to its ability to securitize its Receivables collateralized by real estate.

	The Consolidated Group utilized cash from operations of approximately $.6 million in 1996, and generated $4.0 million in 1995 and $2.3 million in 1994. Cash used by the Consolidated Group in its investing activities totaled approximately $15.2 million in 1996, $13.7 million in 1995 and $6.3 million in 1994. Cash provided by the Consolidated Group's financing activities totaled approximately $17.2 million in 1996, $9.1 million in 1995 and $4.1 million in 1994. These cash flows have resulted in year end cash and cash equivalent balances of approximately $4.5 million in 1996, $3.0 million in 1995, and $3.6 million in 1994.

	During 1996, approximately $17.2 million was provided by financing activities, approximately $.6 million was used in operating activities, and $15.2 million was used in investing activities which resulted in a $1.5 million increase in available cash and cash equivalents. The cash from financing activities of $17.2 million resulted primarily from: (1) issuance of Certificates, net of repayments and related debt issue costs, of $4.1 million; (2) issuance of insurance annuities, net of surrenders, of approximately $9.2 million; (3) issuance of preferred stock of approximately $.5 million;
(4) borrowings from banks and others, net of debt repayments, of $3.7 million; less (5) dividend payments of $.3 million. Cash used in operating activities of $.6 million resulted primarily from net income of $1.2 million, increases in annuity reserves of $3.7 million being offset by changes in various assets and liabilities of approximately $5.5 million. Cash used in investing activities of $15.2 million primarily included acquisition of real estate Receivables and other Receivable investments, net of payments and sales, of $13.4 million, $1.5 million invested in the common stock of an affiliated company and $760,000 used in the purchase of Arizona Life.

	During 1995, the cash provided by operating activities of approximately $4.0 million plus cash provided by financing activities of $9.1 million was used entirely to support the net investing activities of $13.7 million. Cash from operating activities of $4.0 million resulted primarily from net income of $600,000, increases in annuity reserves of $1.0 million, increases in compound and accrued interest on Certificates of $1.7 million plus other adjustments of $.7 million. Cash used in investing activities of $13.7 million primarily included acquisition of real estate Receivables and other Receivable investments, net of payments and sales, of $16.1 million, offset by $1.0 million from the sale of investment securities and the $1.4 million of cash received upon the acquisition of various subsidiaries.
 Cash from financing activities of $9.1 million resulted primarily from: (1) issuance of certificates, net of repayments and related debt issue costs, of $5.3 million; (2) issuance of insurance annuities, net of surrenders, of approximately $4.0 million; (3) issuance of preferred stock of $.4 million; less (4) debt repayments to banks and others of $.2 million; and (5) dividend payments of $.3 million.

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

	During 1997, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $12.0 million. During 1996, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $34.1 million. A decrease in the prepayment rate on these Receivables or the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

	The Consolidated Group expects to maintain high levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1996, cash or cash equivalents were $4.5 million, or 3.8% of assets. Including securities that are available for sale total liquidity was $4.7 million, $3.0 million and $3.6 million as of September 30, 1996, 1995 and 1994, respectively, or 3.8%, 3.1% and 10.3% of total assets, respectively.

	Access to new "capital markets" through Receivable securitizations has allowed the Company to both increase liquidity and accelerate earnings through the gains recorded on the securitizations.
 The increased ability to raise liquidity will enable the Company to accept certain asset/liability mismatches which have historically been beneficial to the Company when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

	For statutory purposes, Old Standard performs cash flow testing under several different rate scenarios as required by the State of Idaho. The results of these tests are filed annually with the Insurance Commissioner of the State of Idaho. At the end of calendar year 1995, the results of this cash flow testing process was satisfactory.

	Management believes that cash flow from operating activities and financing activities, liquidity provided from current investments and the Consolidated Group's ability to securitize its Receivables collateralized by real estate will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 1997. Summit has not defaulted on any of its obligations since its founding in 1990.



Item 8.     Financial Statements and Supplementary Data

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
Years Ended September 30, 1996, 1995 and 1994


Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements




REPORT OF INDEPENDENT ACCOUNTANTS



The Directors and Stockholders
Summit Securities, Inc.


We have audited the accompanying consolidated balance sheets of Summit Securities, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Securities, Inc. and subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1, the Company changed its method of accounting for impaired loans in fiscal 1996.



/s/ COOPERS & LYBRAND L.L.P.


Spokane, Washington
December 6, 1996




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and 1995


					    1996		    1995
					------------	------------
                 ASSETS

Cash and cash equivalents	$	4,461,315	$	2,979,362
Investments:
	Investments in affiliated companies		4,522,425		3,022,425
	Available-for-sale securities, at
		market		269,305
	Held-to-maturity securities, at
		amortized cost		7,750,078		8,269,541
	Accrued interest on investments		34,244		46,209
					------------	------------
			Total cash and investments		17,037,367		14,317,537

Real estate contracts and mortgage
	notes receivable, net, including real
	estate contracts and mortgage notes
	receivable held for sale of approxi-
	mately $10,408,000 in 1996		80,008,753		60,117,219
Other receivable investments		11,788,130		16,895,902
Real estate held for sale		1,191,495		836,291
Deferred costs, net		4,862,046		3,582,202
Other assets, net, including receivables
	from affilites		2,378,889		597,421
					------------	------------
			Total assets	$	117,266,680	$	96,346,572
					============	============




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED
September 30, 1996 and 1995


					    1996		    1995
					------------	------------
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
	Annuity reserves	$	62,439,855	$	49,559,589
	Investment certificates and accrued
		interest		42,823,871		38,545,896
	Debt payable		3,850,970		104,636
	Accounts payable and accrued expenses,
		including payables to affiliates		1,367,131		2,938,182
	Deferred income taxes		1,426,079		1,291,202
					------------	------------
			Total liabilities		111,907,906		92,439,505
					------------	------------

Commitments and contingencies (Notes 1
	and 13)

Stockholders' equity:
	Preferred stock, $10 par (liquidation
		preference $4,131,170 and $3,562,220)		413,117		356,222
	Common stock, $10 par		100,000		100,000
	Additional paid-in capital		2,269,137		1,786,991
	Retained earnings		2,586,654		1,675,738
	Net unrealized loss on investments,
		net of income taxes of $5,221
		and $6,122		(10,134)		(11,884)
					------------	------------
			Total stockholders' equity		5,358,774		3,907,067
					------------	------------
			Total liabilities and stockholders'
				equity	$	117,266,680	$	96,346,572
					============	============


The accompanying notes are an integral part of the consolidated financial statements.



SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
for the years ended September 30, 1996, 1995 and 1994




					    1996		    1995		    1994
					-----------	-----------	-----------
Revenues:
	Annuity fees and charges	$	45,348	$	14,179
	Interest on receivables		6,018,615		3,901,113	$	2,422,484
	Earned discount on receivables		2,598,306		777,659		373,003
	Other investment interest		753,163		410,568		275,180
	Dividends		200,256		256,991
	Real estate sales		1,093,000		1,123,500		88,000
	Fees, commissions, service and other
		income		2,849,737		2,580,105		60,677
	Realized net gains on sales of
		investments		583				4,252
	Realized net gains on sales of real
		estate contracts and mortgage notes
		and other receivable investments		977,441		512,500		171,756
					-----------	-----------	-----------
			Total revenues		14,536,449		9,576,615		3,395,352

Expenses:
	Annuity benefits		3,702,324		1,034,082
	Interest expense		3,741,095		3,251,334		2,527,945
	Cost of real estate sold		1,132,552		1,117,233		75,656
	Provision for losses on real estate
		assets		490,082		445,381		155,042
	Salaries and employee benefits		1,636,773		907,690
	Commissions to agents		1,673,279		1,395,994
	Other operating and underwriting
		expenses		1,775,484		738,380		231,423
	Less amount capitalized as deferred
		costs, net of amortization		(1,097,613)		(140,745)
					-----------	-----------	-----------
			Total expenses		13,053,976		8,749,349		2,990,066
					-----------	-----------	-----------
Income before income taxes		1,482,473		827,266		405,286
Income tax provision		(237,951)		(239,707)		(140,407)
					-----------	-----------	-----------
Net income		1,244,522		587,559		264,879
Preferred stock dividends		(333,606)		(309,061)		(2,930)
					-----------	-----------	-----------
Income applicable to common stockholder	$	910,916	$	278,498	$	261,949
					===========	===========	===========
Income per share applicable to common
	stockholder	$	91.09	$	27.85	$	13.47
					===========	===========	===========
Weighted average number of shares of
	common stock outstanding		10,000		10,000		19,445
					===========	===========	===========




The accompanying notes are an integral part of the consolidated financial statements.




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1996, 1995 and 1994





											Net
											Unrealized
									Additional		Gains
					Preferred		Common		Paid-In		(Losses) on	Retained
					Stock		Stock		Capital		Investments	Earnings		Total
					-----------	-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1993				200,000	$	1,800,000			$	1,188,024	$	3,188,024
Net income										264,879		264,879
Cash dividends on preferred stock
	(variable rate)										(2,930)		(2,930)
Common stock redeemed and retired
	(20,000 shares)				(200,000)		(3,400,000)						(3,600,000)
Sale of common stock (10,000 shares)				100,000								100,000
Sale of variable rate preferred
	stock, net of offering costs
	(1,495 shares)	$	14,952				127,008						141,960
Issuance of variable rate preferred
	stock (30,224 shares)		302,242				2,720,183						3,022,425
Income tax benefit associated with
	disaffiliation						206,872						206,872
					-----------	-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1994		317,194		100,000		1,454,063				1,449,973		3,321,230
Net income										587,559		587,559
Cash dividends on preferred stock
	(variable rate)										(309,061)		(309,061)
Sale of variable rate preferred
	stock, net of offering costs
	(3,903 shares)		39,028				332,928						371,956
Net change in unrealized (losses)
	on investment securities, net
	of income taxes of $6,122							$	(11,884)				(11,884)
Excess cost over historical cost
	basis of subsidiaries purchased
	from related parties										(52,733)		(52,733)
					-----------	-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1995		356,222		100,000		1,786,991		(11,884)		1,675,738		3,907,067




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended September 30, 1996, 1995 and 1994





											Net
											Unrealized
									Additional		Gains
					Preferred		Common		Paid-In		(Losses) on	Retained
					Stock		Stock		Capital		Investments	Earnings		Total
					-----------	-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1995		356,222		100,000		1,786,991		(11,884)		1,675,738		3,907,067
Net income										1,244,522		1,244,522
Cash dividends on preferred
	stock (variable rate)										(333,606)		(333,606)
Sale of variable rate preferred
	stock, net of offering costs
	(5,690 shares)		56,895				482,146						539,041
Net change in unrealized gains
	on investment securities, net
	of income taxes of $901								1,750				1,750
					-----------	-----------	-----------	-----------	-----------	-----------
Balance, September 30, 1996	$	413,117	$	100,000	$	2,269,137	$	(10,134)	$	2,586,654	$	5,358,774
					===========	===========	===========	===========	===========	===========


The accompanying notes are an integral part of the consolidated financial statements.




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended September 30, 1996, 1995 and 1994





					    1996		    1995		    1994
					-----------	-----------	-----------
Operating activities:
	Net income			$	1,244,522	$	587,559	$	264,879
	Adjustments to reconcile net income
		to net cash provided by (used in)
		operating activities:
			Proceeds from sale of trading
				securities						20,077,343
			Purchase of trading securities						(20,073,050)
			Realized net gains on sales of
				investments 		(583)				(4,252)
			Realized net gains on sales of
				real estate contracts and mort-
				gage notes and other receivable
				investments		(977,441)		(512,500)		(171,756)
			(Gain) loss on sales of real estate		39,552		(6,267)		(12,344)
			Provision for losses on real estate
				assets			490,082		445,381		155,042
			Amortization of deferred costs		487,740		519,280		262,484
			Deferred income tax provision		134,877		164,249		136,500
			Changes in assets and liabilities,
				net of effects from purchases of
				subsidiaries:
					Annuity reserves		3,713,490		1,031,720
					Compound and accrued interest
						on investment certificates and
						debt payable		(432,048)		1,714,943		1,229,371
					Accrued interest on real estate
						contracts and mortgage notes
						receivable		(1,005,273)		(306,978)		107,423
					Other		(4,263,513)		365,111		312,110
									-----------	-----------	-----------
							Net cash provided by (used
								in) operating activities		(568,595)		4,002,498		2,283,750
									-----------	-----------	-----------
Investing activities:
	Net cash paid or received associated
		with purchases of subsidiaries		(761,739)		1,406,873
	Collection of advances to parent and
		affiliated companies						1,710,743
	Purchase of investment in affiliated
		company					(1,500,000)
	Proceeds from sales of available-for-
		sale investments				999,790		992,370
	Purchase of available-for-sale
		investments		(275,641)
	Proceeds from maturities of held-to-
		maturity investments		500,000
	Purchase of held-to-maturity investments		(486,753)
	Principal payments on real estate
		contracts and mortgage notes
		receivable		13,874,707		6,567,102		1,829,515




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended September 30, 1996, 1995 and 1994



					    1996		    1995		    1994
					-----------	-----------	-----------
Investing activities, Continued:
	Principal payments on other receivable
		investments		753,892		393,942
	Purchases of real estate contracts and
		mortgage
		notes receivable		(40,100,330)		(26,130,804)		(20,177,705)
	Purchases of other receivable
		investments		(7,387,117)		(18,316,371)
	Proceeds from real estate sales		79,686		163,687		6,200
	Additions to real estate held for sale		(292,494)		(141,336)		(82,135)
	Proceeds from sale of real estate
		contracts and mortgage notes and other
		receivable investments		19,430,000		21,350,848		10,393,131
									-----------	-----------	-----------
							Net cash used in investing
								activities		(15,165,999)		(13,713,689)		(6,320,251)
									-----------	-----------	-----------
Financing activities:
	Receipts from annuity products		15,632,116		5,903,808
	Withdrawals of annuity products		(6,465,340)		(1,934,898)
	Proceeds from investment certificates		13,291,967		8,585,470		10,539,684
	Repayments of investment certificates		(8,571,918)		(2,847,347)		(2,635,649)
	Borrowings from banks and others		5,752,500
	Repayments to banks and others		(2,043,015)		(193,631)		(48,170)
	Debt issuance costs		(585,198)		(441,775)		(444,102)
	Excess cost over historical cost basis
		of subsidiaries purchased from
		related parties						(52,733)
	Issuance of preferred stock		539,041		371,956		141,960
	Issuance of common stock						100,000
	Redemption and retirement of common
		stock						(3,600,000)
	Dividends paid on preferred stock		(333,606)		(309,061)		(2,930)
									-----------	-----------	-----------
							Net cash provided by
								financing activities		17,216,547		9,081,789		4,050,793
									-----------	-----------	-----------

Net increase (decrease) in cash and
	cash equivalents		1,481,953		(629,402)		14,292

Cash and cash equivalents, beginning
	of year					2,979,362		3,608,764		3,594,472
									-----------	-----------	-----------
Cash and cash equivalents, end of year	$	4,461,315	$	2,979,362	$	3,608,764
									===========	===========	===========

See Note 15 for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.




SUMMIT SECURITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	1.	SUMMARY OF ACCOUNTING POLICIES:

			BUSINESS AND REORGANIZATION

			Summit Securities, Inc., d/b/a National Summit Securities, Inc.
in the states of New York and Ohio (the Company), was incor-
porated on July 25, 1990. Prior to September 9, 1994, the
Company was a wholly owned subsidiary of Metropolitan Mortgage
& Securities Co., Inc. (Metropolitan). Metropolitan is
controlled by C. Paul Sandifur, Jr. and his immediate family.
On September 9, 1994, the controlling interest in the Company was acquired by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein the
Company redeemed all the common shares held by its former
parent company, Metropolitan, which consisted of 100% of the outstanding common stock of the Company for $3,600,000, which approximated the net book value of the Company at the trans-
action date. Contemporaneous with this redemption, the Company issued 10,000 shares of common stock to National Summit Corp.
for $100,000. In addition, various investors holding Metro-
politan's common and preferred stock, including members of Mr.
Sandifur's immediate family, acquired 30,224 shares of  the
Company's preferred stock Series S-1 for $100 per share in
exchange for preferred and common shares of Metropolitan. The preferred shares issued for the Metropolitan shares were
recorded at their face value which approximated recent
issuances to unrelated parties. The face value of the preferred shares approximates fair value due to the variable dividend
rate associated with such shares (see Note 5).

			On January 31, 1995, the Company consummated an agreement with
Metropolitan, whereby it acquired Metropolitan Investment
Securities, Inc. (MIS) effective January 31, 1995 at a purchase price of $288,950, which approximated the net book value of MIS at the date of purchase. This acquisition was recorded as a
purchase. However, due to the common control of Metropolitan and the Company, the historical cost bases of the assets and liabilities of MIS were recorded by the Company.

			On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life Insurance
Company (OSL) effective May 31, 1995, for $2,722,000, which approximated the historical cost basis of OSL at date of purchase, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. Future contingency payments, if any, will be accounted for as




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			BUSINESS AND REORGANIZATION, CONTINUED

			dividends. The initial purchase price plus estimated future
contingency payments approximated the appraised valuation of
OSL. The acquisition was recorded as a purchase. However, due to the common control of Metropolitan and the Company, the
historical cost bases of assets and liabilities of OSL were
recorded by the Company. The total purchase price of MIS and
OSL exceeded the historical cost bases of the net assets of the companies by approximately $53,000. Due to the common control of Metropolitan and the Company, this excess purchase price has been recorded as a dividend through a reduction of retained
earnings.

			On December 28, 1995, the Company consummated an agreement with
ILA Financial Services, Inc., whereby 100% of the outstanding common stock of Arizona Life Insurance Company (AZL), an
insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of the Company. The purchase price of
$1,234,000, approximated the net book value of AZL at date of purchase. AZL holds licenses to engage in insurance sales in seven states and the purchase price included approximately
$268,000 in value assigned to these state licenses. At the date of purchase, AZL was dormant and had no outstanding insurance business or other liabilities. AZL's future business activities will be the acquisition of real estate mortgage notes and
contracts using funds derived from the sale of annuities and funds derived from receivable cash flows. The acquisition of
AZL had an immaterial effect on the financial condition and
operations of the Company.

			Metropolitan is effectively controlled by C. Paul Sandifur, Jr.
through his common stock ownership and voting control. National
Summit Corp. is wholly owned by C. Paul Sandifur, Jr. through ownership of 100% of the voting stock. National Summit Corp.
does not have any operations or activities other than the
holding of  the Company.

			The Company purchases contracts and mortgage notes collateralized by real estate and other receivable invest-ments with funds generated from the public issuance of debt securities in the form of investment certificates, annuity products, cash flows from receivable payments, sales of real estate and securitization of receivables held for sale.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			PRINCIPLES OF CONSOLIDATION

			The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Old Standard
Life Insurance Company (since May 31, 1995), Metropolitan
Investment Securities, Inc. (since January 31, 1995), Arizona
Life Insurance Company (since December 28, 1995) and Summit
Property Development, Inc. All significant intercompany
transactions and balances have been eliminated in
consolidation.

			CASH AND CASH EQUIVALENTS

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

			INVESTMENTS IN AFFILIATED COMPANIES

			Investments in equity securities of affiliated companies are carried at the lower of cost or estimated net realizable value.

			INVESTMENTS

			The Company has classified its investments in debt and equity securities, other than those of affiliated companies, as
"available-for-sale," "held-to-maturity" or "trading." The
accounting policies related to these investments are as
follows:

				AVAILABLE-FOR-SALE SECURITIES:  Available-for-sale
securities, consisting primarily of mortgage-backed securities are carried at market value. Unrealized gains and losses are presented as a separate component of stockholders' equity, net of related income taxes.

				HELD-TO-MATURITY SECURITIES:  Held-to-maturity securities,
consisting primarily of government-backed securities and
corporate bonds having fixed maturities, are carried at
amortized cost. The Company has the ability and intent to
hold these investments until maturity.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			INVESTMENTS, CONTINUED

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

			Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the
consolidated statements of income in the period in which the investment is sold.

			REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

			Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized
acquisition costs, are amortized using the level yield
(interest) method. For receivables acquired after September 30,
1992, net purchase discounts are amortized on an individual
receivable basis using the interest method over the remaining contractual term of the receivable. For receivables acquired before October 1, 1992, the Company accounts for its portfolio of discounted receivables using anticipated prepayment patterns to apply the interest method of amortizing discounts. Dis-
counted receivables are pooled by the fiscal year of purchase and by similar receivable types. The amortization period, which is approximately 78 months, estimates a constant prepayment
rate of 10-12 percent per year and scheduled payments, which is consistent with the Company's prior experience on similar
receivables and the Company's expectations.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD
			FOR SALE

			Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs)
or market value, determined on an aggregate basis. Gains or
losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in
interest income. Deferred net discounts and capitalized
acquisition costs are recognized at the time the related
receivables are sold to third-party investors or securitized through transfer to a real estate investment trust.

			OTHER RECEIVABLE INVESTMENTS

			Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

			ALLOWANCES FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE
			NOTES RECEIVABLE

			The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated
probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for Impairment of a
Loan." The Company adopted this new standard on October 1,
1995, which did not have a material effect on the consolidated financial statements.  Specific allowances are established for delinquent receivables, as necessary, with net carrying values in excess of $100,000. Additionally, the Company establishes allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent
receivables. Allowances for losses are based on the net
carrying values of the receivables, including accrued interest.
Accordingly, the Company continues interest accruals on
delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			REAL ESTATE HELD FOR SALE

			Real estate is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure or forfeiture. Cost is determined by the purchase price of the real estate or, for real estate
acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (net unpaid receivable carrying value).
Periodically, the Company reviews the carrying values of real estate held for sale by obtaining new or updated appraisals, and adjusts its carrying values to the lower of cost or net
realizable value, as necessary. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that these carrying values could change in the near term.

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

			DEFERRED COSTS

			Commission expense and other annuity policy and investment certificate issuance costs are deferred. For investment certificate costs, amortization is computed over the expected certificate term which ranges from 6 months to 5 years, using the level yield (interest) method. For annuity costs, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the annuities.

			ANNUITY RESERVES

			Premiums for annuities are recorded as annuity reserves under the deposit method. Reserves for annuities are equal to the sum of the account balances including deferred service charges.
Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and
terminations. As a result in changes in the factors included in the actuarial calculations, it is reasonably possible that the reserves for annuities could change in the near term.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			RECOGNITION OF ANNUITY REVENUES

			Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges.
Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefitted using the same assumptions as are used to amortize deferred policy acquisition costs.

			GUARANTY FUND ASSESSMENTS

			The Company's life insurance subsidiaries are subject to insurance guaranty laws in the states in which they operate.
These laws provide for assessments against insurance companies for the benefit of policyholders and claimants in the event of insolvency of other life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 1996 and 1995, the Company has accrued a liability for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets.

			INCOME TAXES

			The Company accounts for income taxes using the asset and liability method. This method requires the Company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

			The Company, subsequent to September 9, 1994,  is included in the consolidated income tax return with National Summit Corp.
Prior to that date, the Company was included in the consoli-
dated income tax return with Metropolitan, its former parent.
The Company was allocated a current and deferred tax provision from National Summit Corp. or Metropolitan as if the Company filed a separate tax return.

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	1.	SUMMARY OF ACCOUNTING POLICIES, CONTINUED:

			EARNINGS PER COMMON SHARE

			Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted averaged number of shares of common stock outstanding.
There were no common stock equivalents or potentially dilutive securities outstanding during any of the three years in the
period ended September 30, 1996.

			ESTIMATES

			The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

			RECLASSIFICATIONS

			Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. These reclassifications had no effect on net income or retained
earnings as previously reported.


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

		Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. At September 30, 1996, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $72,916,000 and second position liens of approximately $10,750,000. The
Company's real estate contracts and mortgage notes receivable at September 30, 1996 are collateralized by property concentrated in the following geographic regions:

       Pacific Southwest (California, Nevada and Arizona)		25%
			Pacific Northwest (Washington, Alaska, Idaho, Montana
				and Oregon)				22
			Southwest (Texas, Louisiana and New Mexico)				15
			Southeast (Florida, Georgia, North Carolina and
	  		South Carolina)				9
			Other				29
								---
								100%
								===




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, CONTINUED:

		The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

		The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1996 and 1995 is grouped by the following dollar ranges:

						   1996		   1995
						-----------	-----------
			Under $15,001	$	3,718,664	$	3,399,194
			$15,001 to $40,000		22,297,937		22,777,987
			$40,001 to $80,000		28,746,046		20,210,801
			$80,001 to $150,000		17,852,524		11,883,730
			Greater than $150,000		11,050,913		4,057,536
						-----------	-----------
						$	83,666,084	$	62,329,248
						===========	===========

		Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1996 and 1995 are as follows:

						   1996		   1995
						-----------	-----------
			Less than 8.00%	$	17,315,968	$	7,003,736
			8.00% to 8.99%		18,387,426		9,430,059
			9.00% to 9.99%		19,139,440		13,741,811
			10.00% to 10.99%		18,781,971		20,058,197
			11.00% to 11.99%		5,660,121		7,687,561
			12.00% to 12.99%		2,092,243		2,957,362
			13% or higher		2,288,915		1,450,522
						-----------	-----------
						$	83,666,084	$	62,329,248
						===========	===========

		The weighted average contractual interest rate on these receivables at September 30, 1996 is approximately 8.5%. Maturity dates range from 1996 to 2026. The constant effective yield on contracts purchased in fiscal 1996 and 1995 was approximately
10.6% and 10.9%, respectively.

		The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1996 and 1995.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, CONTINUED:

						   1996		   1995
						-----------	-----------
			Face value of discounted receiv-
				ables	$	73,226,348	$	51,768,999
			Face value of originated and
				nondiscounted receivables		10,439,736		10,560,249
			Unrealized discounts, net of
				unamortized acquisition costs		(4,733,938)		(2,614,937)
			Allowance for losses		(974,487)		(765,130)
			Accrued interest receivable		2,051,094		1,168,038
						-----------	-----------
			Carrying value	$	80,008,753	$	60,117,219
						===========	===========

		The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

						         September 30,
						------------------------------
						  1996		  1995		  1994
						--------	--------	--------

			Balance, beginning of year	$	765,130	$	250,572	$	96,654
			Provision for losses on real
			estate contracts and
			   mortgage notes receivable		212,600		103,950		103,000
			Additions from acquisition of
				subsidiary				310,957
			Recoveries/(write-offs)		(3,243)		99,651		50,918
						--------	--------	--------
						$	974,487	$	765,130	$	250,572
						========	========	========

		The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $3,375,000 and $2,675,000 at September 30, 1996 and
1995, respectively.

		During the year ended September 30, 1995, the Company sold approximately $19,600,000 of real estate contracts and mortgage notes receivables without recourse and recognized gains of approximately $384,000. These sales were primarily made to affiliated companies at estimated fair value which resulted in the recognition of approximately $212,000 of the gain.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	2.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, CONTINUED:

		Aggregate amounts of the face value of the Company's real estate contracts and mortgage notes receivable at September 30, 1996 expected to be received, based upon estimated prepayment patterns, are as follows:

       Fiscal Year Ending
			   September 30,
			------------------
				1997	$	9,868,257
				1998		9,029,249
				1999		8,290,824
				2000		7,644,576
				2001		7,083,125
				Thereafter		41,750,053
						-----------
				Total	$	83,666,084
						===========

	3.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
	SALE:

		Real estate contracts and mortgage notes receivable, held for sale consist of a pool of receivables which are intended to be securitized and sold without recourse in a private placement. On
November 26, 1996, the Company securitized and sold all real estate contracts and mortgage notes receivable held for sale at September 30, 1996, which resulted in a pretax gain of approximately $348,000.

		The Company entered into a securitization transaction during the year ended September 30, 1996. The Company participates in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. These receivables are structured in classes by credit rating and transferred to a real estate trust, which sells pass-through certificates to third parties.
These securitizations are recorded as sales of receivables and gains, net of transaction expenses, and are recognized in the consolidated statements of income as each class is sold.







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	3.	REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
	SALE, CONTINUED:

		During the year ended September 30, 1996, proceeds from securitization transactions were approximately $7,009,000 and resulted in gains of approximately $297,300. The gain realized included approximately $99,000 associated with the estimated fair value of the mortgage servicing rights retained on the pool. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments.
These mortgage servicing rights were subsequently sold to an affiliated entity prior to September 30, 1996 at the Company's carrying value.

		Of the receivables securitized, the Company has retained an investment in certain classes of the securities having a fair value of approximately $269,000 at September 30, 1996. These securities were transferred to the Company's investment portfolio and classified as available-for-sale. These certificates are the B-4 rated and residual certificate classes and are subordinate to the other offered classes of certificates. These classes receive the lowest priority of principal and interest distributions and thus bear the highest credit risk. The Company provides for this risk by reducing the interest yield on these securities and by providing a reserve for the principal distributions due on these subordinate classes which may not be received due to default or loss. The weighted average constant effective yield recognized by the Company on these securities was 13.2% at September 30, 1996.

		In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	4.	OTHER RECEIVABLE INVESTMENTS:

		Other receivable investments include various cash flow invest-ments primarily comprised of annuities and lottery prizes.
Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the state.

		These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 1996 is approximately 12.4%. Maturities range from 1996 to 2035.

		The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1996 and 1995.

						   1996		   1995
						-----------	-----------
			Face value of receivables	$	19,103,098	$	28,618,310
			Unrealized discounts, net of
				unamortized acquisition costs		(7,314,968)		(11,722,408)
						-----------	-----------
			Carrying value	$	11,788,130	$	16,895,902
						===========	===========

		All such receivables at September 30, 1996 were performing in accordance with their contractual terms.

		During the years ended September 30, 1996 and 1995, the Company sold approximately $11,741,000 and $1,260,000, respectively, of these receivables without recourse and recognized gains of approximately $680,100 and $128,500, respectively.

		The following individual other receivable investments were in excess of ten percent of stockholders' equity at September 30, 1996 and 1995.

								Aggregate
								Carrying
			            Issuer			Amount
			-------------------------------------		-----------
			1996:
				Michigan State Agency			$	1,738,909
				Safeco Life Insurance Company				977,150
				New York State Agency				966,639
				Arizona State Agency				949,675
				Transamerica Life Insurance Company			666,994




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	4.	OTHER RECEIVABLE INVESTMENTS, CONTINUED:

								Aggregate
								Carrying
			            Issuer			Amount
			-------------------------------------		-----------
			1995:
				Arizona State Agency				3,344,695
				New Jersey State Agency				2,933,380
				New York State Agency				2,364,728
				California State Agency				2,036,041
				Michigan State Agency				906,801

		Aggregate amounts of contractual maturities of other receivables (face amounts) at September 30, 1996 are as follows:

			Fiscal Year Ending
			   September 30,
			------------------
					   1997	$	2,549,061
					   1998		2,553,440
					   1999		2,106,077
					   2000		2,296,522
					   2001		1,599,414
					Thereafter		7,998,584
						-----------
					Total	$	19,103,098
						===========


	5.	INVESTMENTS IN AFFILIATED COMPANIES:

		At September 30, 1996 and 1995, investments in affiliated companies consisted of:

								Cost and Carrying Value
						Number of	-----------------------
			Type of Shares	Shares		   1996		   1995
			-------------------------	---------	----------	----------
			Metropolitan Mortgage &
				Securities Co., Inc.:
					Class A common		9	$	420,205	$	420,205
					Preferred:
					  Series C		116,094		1,160,942		1,160,942
			      Series D		24,328		243,278		243,278
			      Series E-1		105,800		1,058,000		1,058,000
			      Series E-4		1,400		140,000		140,000
								----------	----------
									3,022,425		3,022,425
			Consumers Group Holding
				Co., Inc.:
					Common		19		1,500,000
								----------	----------
								$	4,522,425	$	3,022,425
								==========	==========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	5.	INVESTMENTS IN AFFILIATED COMPANIES, CONTINUED:

		Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1996 and 1995, the Company owned 7.09% of Metropolitan's outstanding Class A common stock.

		The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price.
They are non-voting and are senior to the common shares as to dividends. Dividends are cumulative and at variable rates;
however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 1996, the preferred Series C, D and
E-1 had dividend rates of 7.95%. The preferred Series E-4 had a dividend rate of 8.45%. Neither the common nor preferred shares are traded in a public market.

		At September 30, 1996, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc. The Company acquired the stock investment in April 1996 in a cash purchase from C. Paul Sandifur, Jr. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. Consumers Group Holding Co., Inc. owns approximately 74.5% of Western United Life Insurance Company
(Western), a life insurer domiciled in the state of Washington.
Western had total assets of approximately $1.1 billion at September 30, 1996.


	6.	INVESTMENTS:

		A summary of carrying and estimated market values of investments at September 30, 1996 and 1995 is as follows:

				                       1996
				-------------------------------------------------
										Estimated
										Market
						Gross		Gross		Value
				Amortized		Unrealized		Unrealized	(Carrying
	Available-for-Sale        	Cost		Gains		Losses		Value)
	-------------------------	----------	----------	----------	----------
	Pass-Through Certificates	$	269,305	$	0	$	0	$	269,305
				==========	==========	==========	==========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	6.	INVESTMENTS, CONTINUED:

				                       1996
				-------------------------------------------------
				Amortized
				Cost		Gross		Gross		Estimated
				(Carrying		Unrealized		Unrealized	Market
	Held-to-Maturity        	Value)		Gains		Losses		Value
	-------------------------	----------		----------	----------	----------
	U.S. Government Bonds	$	5,735,579	$	0	$	(111,140)	$	5,624,439
	Corporate Bonds		2,014,499		0		(16,744)		1,997,755
				----------		----------	----------	----------
				$	7,750,078	$	0	$	(127,884)	$	7,622,194
				==========	==========	==========	==========

				                       1995
				-------------------------------------------------
				Amortized
				Cost		Gross		Gross		Estimated
				(Carrying		Unrealized		Unrealized	Market
	Held-to-Maturity       	Value)		Gains		Losses		Value
	-------------------------		----------		----------	----------	----------
	U.S. Government Bonds	$	5,229,949	$	0	$	(144,091)	$	5,085,858
	Corporate Bonds		3,039,592		0		(53,985)		2,985,607
				----------		----------	----------	----------
				$	8,269,541	$	0	$	(198,076)	$	8,071,465
				==========	==========	==========	==========


All bond held at September 30, 1996 were performing in accordance with their terms.

During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, OSL reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $999,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $999,000.

During the year ended September 30, 1995, upon the acquisition of OSL, the Company reclassified an investment with an amortized cost of approximately $992,000 from held-to-maturity to available-for-sale. The investment was subsequently sold in 1995 at a loss of approximately $8,000 when the issuer called the bond.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	6.	INVESTMENTS, CONTINUED:

		During the year ended September 30, 1994, prior to its acquisition, OSL transferred approximately $6,000,000 of investments from its available-for-sale portfolio to its held-to-maturity portfolio. At the date of transfer, these investments had net unrealized losses of approximately $29,000 before income taxes. These unrealized losses are being recognized over the remaining term of the investments transferred using the interest method. At September 30, 1996, the remaining unamortized loss of $10,134, net of income taxes, is reported as a reduction of stockholders' equity.

		The following individual investments (excluding U.S. government bonds) held by the Company at September 30, 1996 and 1995 were in excess of ten percent of stockholders' equity:

								Aggregate
								Carrying
			            Issuer			Amount
			---------------------------------------		-----------
			1996:
				Corporate Bonds:
					General Electric Credit Corporation		$	1,012,613
					Wal-Mart Stores				1,001,886

			1995:
				Corporate Bonds:
					Countrywide Funding 				1,004,526
					General Electric Credit Corporation			1,031,930
					Wal-Mart Stores				1,003,136


		At September 30, 1996, the contractual maturities of the held-to-maturity securities are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or pre-payment penalties.


						Estimated
						Amortized		Market
			Held-to-Maturity Securities	Cost		Value
			-----------------------------------	-----------	-----------

				Due in one year or less	$	1,511,471	$	1,506,609
				Due after one year through five
					years		6,238,607		6,115,585
						-----------	-----------
						$	7,750,078	$	7,622,194
						===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	7.	DEBT PAYABLE:

		At September 30, 1996 and 1995, debt payable consists of:


						   1996		   1995
						-----------	-----------

			Reverse repurchase agreements with
				various securities brokers,
				interest at 5.9% per annum; due
				on October 1, 1996; collateral-
				ized by $3,900,000 in U.S.
				Treasury bonds	$	3,802,500

			Real estate contracts and mortgage
				notes payable, interest rates
				ranging from 7% to 8.5%, due in
				installments through 2002,
				collateralized by senior liens
				on certain of the Company's real
				estate contracts, mortgage notes
				receivable and real estate held
				for sale		37,875	$	104,067

			Accrued interest payable		10,595		569
						-----------	-----------
						$	3,850,970	$	104,636
						===========	===========

		Aggregate amounts of principal and accrued interest due on debt payable at September 30, 1996 are as follows:

			Fiscal Year Ending
			   September 30,
			------------------
					   1997	$	3,823,744
					   1998		11,553
					   1999		11,612
					   2000		1,806
					   2001		1,760
				  Thereafter		495
						-----------
				  Total	$	3,850,970
						===========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	8.	INVESTMENT CERTIFICATES:

		At September 30, 1996 and 1995, investment certificates consist of:

			Annual
			Interest	Principally
			Rates	Maturing in	   1996		   1995
			----------	-------------------	-----------	-----------

			6% to 7%	1997 and 1998	$	1,547,283	$	810,558
			7% to 8%	1997, 1998 and 1999		1,946,646		1,789,822
			8% to 9%	1999, 2000 and 2001		26,380,522		22,070,089
			9% to 10%	1997 and 2001		8,370,330		2,831,765
			10% to 11%	1997 and 2001		199,926		6,222,424
							-----------	-----------
								38,444,707		33,724,658
			Compound and accrued interest		4,379,164		4,821,238
							-----------	-----------
			Totals		$	42,823,871	$	38,545,896
							===========	===========

		The weighted average interest rate on outstanding investment certificates at September 30, 1996 and 1995 was approximately
8.5% and 8.8%, respectively.

		Investment certificates (including principal and compound and accrued interest) at September 30, 1996 mature as follows:

			Fiscal Year Ending
			   September 30,
			------------------
					   1997	$	7,085,000
					   1998		9,834,000
					   1999		8,361,000
					   2000		6,822,000
					   2001		10,528,000
					Thereafter		193,871
						-----------
					Total	$	42,823,871
						===========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	9.	DEFERRED COSTS:

		An analysis of deferred costs related to annuity acquisition and investment certificates for the years ended September 30, 1996, 1995 and 1994 is as follows:

					Annuity		Investment
						Acquisition	Certificates	Total
						-----------	------------	----------
	Balance, September 30, 1993			$	524,376	$	524,376
		Deferred during the period:
			Commissions				299,748		299,748
			Other expense				144,354		144,354
					-----------	------------	----------
		Total deferred costs				968,478		968,478
		Amortized during the period				(262,484)		(262,484)
					-----------	------------	----------
	Balance, September 30, 1994				705,994		705,994
		Increase due to acquisition of
			life insurance affiliate	$	2,614,778				2,614,778
		Deferred during the period:
			Commissions		291,050		259,633		550,683
			Other expense		47,885		182,142		230,027
					-----------	------------	----------
		Total deferred costs		2,953,713		1,147,769		4,101,482
		Amortized during the period		(198,190)		(321,090)		(519,280)
					-----------	------------	----------
	Balance, September 30, 1995		2,755,523		826,679		3,582,202
		Deferred during the period:
			Commissions		722,861		390,713		1,113,574
			Other expense		459,525		194,485		654,010
					-----------	------------	----------
		Total deferred costs		3,937,909		1,411,877		5,349,786
		Amortized during the period		(84,773)		(402,967)		(487,740)
					-----------	------------	----------
	Balance, September 30, 1996	$	3,853,136	$	1,008,910	$	4,862,046
					===========	============	==========

		The amortization of deferred annuity acquisition costs, which is based on the estimated gross profits of the underlying annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	10.	INCOME TAXES:

		The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 is as follows:

			1996	Assets		Liabilities
			-----------------------------------	----------	-----------
			Mark to market for investment
				securities	$	5,238
			Guaranty fund assessments		180,645
			Annuity reserves		734,150
			Management fee payable			$	215,686
			Allowance for losses on real estate
				and receivables		362,436
			Deferred policy acquisition costs				1,724,548
			Deferred contract acquisition costs
				and discount yield recognition				958,473
			Net operating loss carryforwards		189,416
			Other		743
						----------	----------
			Total deferred income taxes	$	1,472,628	$	2,898,707
						==========	==========

			1995	Assets		Liabilities
			-----------------------------------	----------	-----------
			Mark to market for investment
				securities			$	73,468
			Guaranty fund assessments	$	150,045
			Annuity reserves		597,743
			Management fee payable				402,101
			Allowance for losses on real estate
				and receivables		196,202
			Deferred policy acquisition costs				936,878
			Deferred contract acquisition costs
				and discount yield recognition				1,486,157
			Net operating loss carryforwards		535,500
			Other		127,912
						----------	----------
			Total deferred income taxes	$	1,607,402	$	2,898,604
						==========	==========

		No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. At September 30, 1996, the Company's remaining net operating loss carryforwards of approximately $560,000 expire in years 2006 through 2010.
	Realization is dependent on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	10.	INCOME TAXES, CONTINUED:

		Due to the Company's previous change in ownership, the above net operating losses are subject to the provisions of Internal
Revenue Code Section 382, which limits the annual utilization of net operating losses to approximately $200,000 per year.

		Following is a reconiliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes as follows:
						  1996		  1995		  1994
						--------	--------	--------
			Federal income tax at statu-
				tory rate	$	504,041	$	281,270	$	137,797
			Affiliate corporate dividend
				received deduction		(47,661)		(49,921)
			Small life insurance company
				deduction		(225,669)
			Other		7,240		8,358		2,610
						--------	--------	--------
			Income tax provision	$	237,951	$	239,707	$	140,407
						========	========	========

		The components of the provision for income taxes are as follows:

						  1996		  1995		  1994
						--------	--------	--------
			Current	$	103,074	$	75,458	$	3,907
			Deferred		134,877		164,249		136,500
						--------	--------	--------
						$	237,951	$	239,707	$	140,407
						========	========	========

	11.	STOCKHOLDERS' EQUITY:

		A summary of preferred and common stock at September 30, 1996 and 1995 is as follows:


										Issued and Outstanding Shares
										----------------------------------
						Authorized Shares		      1996		      1995
						--------------------	----------------	----------------
						  1996		  1995		Shares	Amount		Shares	Amount
						---------	---------	------	--------	------	--------
			Registered
				preferred stock:
					Series S-1		185,000		185,000		36,460	$	364,603		35,622	$	356,222
					Series S-2		150,000				4,852		48,514
					Series S-RP		80,000
						---------	---------	------	--------	------	--------
							415,000		185,000		41,312	$	413,117		35,622	$	356,222
						=========	=========	======	========	======	========
			Common stock		2,000,000		2,000,000		10,000	$	100,000	10,000	$	100,000
						=========	=========	======	========	======	========




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	11.	STOCKHOLDERS' EQUITY, CONTINUED:

		The Company has authorized 10,000,000 total shares of Series S preferred stock, of which varying amounts of shares of Series
		S-1, S-2 and S-RP were registered at September 30, 1996. The Company has the right, without further stockholder approval, to establish additional series of preferred stock with provisions different than those described below for the Series S-1, S-2 and S-RP preferred stock.

		Series S-1, S-2 and S-RP preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year
Constant Maturity Rate" as defined in the offering prospectus determined immediately prior to declaration date. The board of directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

		Series S-1, S-2 and S-RP preferred stock have a par value of $10 per share and were or will be sold to the public at $100 per share. Series S-1 and S-2 shares are callable at the sole option of the board of directors at $100 per share. Series S-RP shares are callable at the sole option of the board of directors at $102 per share before October 1, 1997 and at $100 per share after September 30, 1997.

		All preferred shares have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

		The payment of dividends by the Company's wholly owned life insurance subsidiary is subject to certain restrictions imposed by statute (see Note 14). Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company and surplus arising from unrealized capital gains or the revaluation of assets. The Idaho
Insurance Code presently requires the life insurance subsidiary to maintain $1 million in common stock and $1 million in contributed surplus.


	12.	RELATED-PARTY TRANSACTIONS:

		The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan.
Charges for these services were approximately $586,000, $315,000 and $58,000 in fiscal 1996, 1995 and 1994, respectively, and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on the Company's behalf. Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	RELATED-PARTY TRANSACTIONS, CONTINUED:

		Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries.
Currently, management anticipates that Metropolitan will continue to supply these services in the future.

		The Company had the following related-party transactions with Metropolitan and affiliates during fiscal years 1996, 1995 and 1994:


						   1996		   1995		   1994
						-----------	-----------	-----------
			Real estate contracts and mort-
				gage notes receivable and
				other receivable investments
				purchased through Metropolitan
				or affiliates	$	45,734,241	$	42,479,766	$	19,495,714

			Capitalized acquisition costs
				charged to the Company on pur-
				chased real estate contracts
				and mortgage notes receivable,
				including management under-
				writing fees		1,753,206		1,967,409		681,991
						-----------	-----------	-----------
			Total cost of real estate con-
				tracts and mortgage notes and
				other receivable investments
				purchased through Metropolitan	$	47,487,447	$	44,447,175	$	20,177,705
						===========	===========	===========
			Real estate contracts and mort-
				gage notes receivable and other
				receivable investments sold to
				Metropolitan or its affiliates			$	17,098,581	$	10,122,544

			Gains on real estate contracts and
				mortgage notes receivable and
				other receivable investments
				sold to Metropolitan or its
				affiliates				335,469

			Service fees charged to Metro-
				politan for property develop-
				ment assistance	$	2,038,202		1,250,017

			Commissions and service fees
				charged to Metropolitan on
				sale of Metropolitan's
				debentures and preferred stock		369,080		1,124,481

			Interest expense paid to Metro-
				politan and its affiliated
				companies						11,684




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	RELATED-PARTY TRANSACTIONS, CONTINUED:


						   1996		   1995		   1994
						-----------	-----------	-----------
			Commissions capitalized as
				deferred costs, paid to a
				Metropolitan affiliate on sale
				of debentures				86,491		299,748

			Commissions deducted from addi-
				tional paid-in capital, paid to
				a Metropolitan affiliate on
				sale of preferred stock				13,249		7,552

			Dividends received on Metro-
				politan's preferred stock
				investments		200,256		256,991


		Receivables from Metropolitan or its affiliates of $1,296,290 at September 30, 1996 represent amounts owed to the Company related primarily to collections on real estate contract and mortgage note receivables and are included in other assets. Advances due
Metropolitan or its affiliates in the amount of $1,960,104 at September 30, 1995 represent real estate contracts and mortgage notes receivable and related costs advanced by Metropolitan on behalf of the Company and are included in accounts payable.

		The Company receives management, receivable acquisition and receivable collections services from Metropolitan for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by the Company. The
Company pays, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the receivable is acquired. During the year ended September 30, 1996, 1995 and 1994, the Company incurred service fees for receivable acquisition from Metropolitan of approximately $1,753,000, $1,967,000 and $682,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

		MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .25% to 6% of the face value of the security sold.
The commission rate depends on the type of security sold, its



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	12.	RELATED-PARTY TRANSACTIONS, CONTINUED:

		stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.
Commissions and service fees charged to Metropolitan during the years ended September 30, 1996 and 1995 were approximately
$369,000 and $1,125,000, respectively.

		Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services for a fee.
Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to Metropolitan for these services were approximately $2,038,000 and $1,250,000 during the years ended September 30, 1996 and 1995, respectively.

		The Company's employees are included in the Metropolitan Mortgage & Securities Co., Inc. Retirement Savings Plan (the
Plan), authorized under Section 401(k) of the Tax Reform Act of
1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has earned 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 25% of pre-tax contributions up to a maximum of 6% of compensation.
This match is made only if the Company has a net profit during the preceding fiscal year. In lieu of services performed, the contribution relating to the Company's employees was made by Metropolitan during the years ended September 30, 1996, 1995 and 1994.


	13.	ANNUITY RESERVES AND GUARANTY FUND ASSESSMENTS:

		Annuity reserves are based upon contractual amounts due the annuity holder including accrued interest. Annuity contract interest rates ranged from 5.4% to 10.4% during the year ended
September 30, 1996 and 5.75% to 10.65% during the four-month period ended September 30, 1995.

		All states in which the Company's insurance subsidiaries operate have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurers engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	13.	ANNUITY RESERVES AND GUARANTY FUND ASSESSMENTS, CONTINUED:

		The net amount expensed by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the year ended September 30, 1996 and the four-month period ended September 30, 1995 were $90,000 and $25,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National
Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1994. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above-described insolvencies. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1994 will be material to its financial condition or results of operations. The amount of estimated future guaranty fund assessment has been recorded net of a 7% discount rate applied to the estimated payment term of approximately seven years.


	14.	STATUTORY ACCOUNTING (UNAUDITED):

		The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP).
Selected differences between the statutory and the GAAP financial statements for the insurance subsidiaries as of and for the years ended September 30, 1996 and 1995, respectively, are as follows:

						Statutory		GAAP
						-----------	-----------
			Stockholders' equity:
				1996	$	9,505,116	$	11,396,286
				1995		2,248,969		2,743,415

			Net income:
			1996		374,703		1,285,135
			1995 (four-month period ended
				September 30, 1995)		435,574		86,031

			Unassigned statutory funds and
				retained earnings/(deficit):
					1996		(1,002,284)		1,138,886
					1995		248,969		755,299




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	14.	STATUTORY ACCOUNTING (UNAUDITED), CONTINUED:

		The National Association of Insurance Commissioners (NAIC) currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices.
Accordingly, that project, which is expected to be completed in 1997, will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements. Written approval was received from the Insurance Department of the state of Idaho to capitalize the underwriting fees charged to OSL by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Idaho do not describe the accounting required for this type of transaction. As of September 30, 1996, this permitted accounting practice increased statutory surplus by approximately $435,000 over what it would have been had prescribed practices disallowed this accounting treatment.

		The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level, RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the insurance subsidiaries at September 30, 1996 and 1995 was above the minimum standards.


	15.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

		Supplemental information on interest and income taxes paid during the years ended September 30, 1996, 1995 and 1994 is as follows:

						   1996		   1995		   1994
						-----------	-----------	-----------
			Interest paid	$	3,914,390	$	1,536,137	$	1,298,248
			Income taxes paid (refunded)		(62,591)		128,190		3,907





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	15.	SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS,
CONTINUED:

		Non-cash investing and financing activities of the Company during the years ended September 30, 1996, 1995 and 1994 are as follows:

						   1996		   1995		   1994
						-----------	-----------	-----------
			Assumption of other debt payable
				in conjunction with purchase of
				real estate contracts and mort-
				gage notes receivable	$	26,823	$	162,597	$	81,451

			Assumption of other debt payable
				in conjunction with acquisition
				of real estate held for sale				15,528		63,650

			Real estate held for sale acquired
				through foreclosure		1,474,233		1,232,732		437,448

			Loans to facilitate the sale of
				real estate		1,013,314		959,813		81,800

			Exchange of the Company's pre-
				ferred stock as full considera-
				tion for Metropolitan preferred
				and common stock						3,022,425

			Additional paid-in capital resulting
				from income tax benefits associated
				with the change in tax affiliation					206,872

			Transfer of securities from held-to-
				maturity to available-for-sale		999,204

			Increase in assets and liabilities
				associated with purchase of
				subsidiaries:
					Held-to-maturity investment
					  securities		493,695		9,401,577
					Real estate contracts and mort-
					  gage notes receivable				32,080,899
					Real estate held for sale				503,298
					Deferred costs 				2,614,778
					Other assets		268,044		205,504
					Annuity reserves				44,558,959
					Accounts payable and other
					  liabilities				1,653,970






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	16.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

		The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No.
107, "Disclosures about Fair Value of Financial Instruments."
The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

			INVESTMENTS IN AFFILIATED COMPANIES - Fair value is estimated by management to equal carrying amounts. The preferred shares are not publicly traded; however, preferred share dividends
are paid at variable rates.

			PUBLICLY TRADED INVESTMENT SECURITIES - Fair value is determined by quoted market prices.

			REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE - For loans, the discount rate is estimated using rates currently offered for loans of similar characteristics that reflect the credit and interest rate risk inherent in the loan. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

			OTHER RECEIVABLE INVESTMENTS - The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

			INVESTMENT CERTIFICATES AND DEBT PAYABLE - The fair value of debenture bonds and debt payable is based on the discounted
value of contractual cash flows. The discount rate is
estimated using the rates currently offered for debt with
similar remaining maturities.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	16.	FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

		The estimated fair values of the following financial instruments as of September 30, 1996 are as follows:

						Carrying
						Amounts		Fair Value
						-----------	-----------
			Financial assets:
				Cash and cash equivalents	$	4,461,315	$	4,461,315
				Investments:
					Affiliated companies		4,522,475		4,522,475
					Available-for-sale securities		269,305		269,305
					Held-to-maturity securities		7,750,078		7,622,194
				Real estate contracts and
					mortgage notes receivable		78,932,146		79,426,539
				Other receivable investments		11,788,130		12,404,341
			Financial liabilities:
				Investment certificates -
					principal and compound
					interest		42,148,886		42,545,085
				Debt payable - principal		3,840,375		3,840,375


		LIMITATIONS - The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS:

		The condensed balance sheets of Summit Securities ("Summit "or the "parent company") at September 30, 1996 and 1995 are as follows:

							    1996		    1995
							------------	------------
			               ASSETS

			Cash and cash equivalents	$	1,466,892	$	1,673,584
			Investments		4,605,199		3,022,425
			Real estate contracts and mortgage notes
				receivable and other receivable investments		29,540,599		34,294,855
			Real estate held for sale		761,980		269,632
			Equity in subsidiary companies		10,338,846		3,203,359
			Deferred costs, net		1,118,781		861,601
			Other assets, net		95,953		30,698
			Receivables from affiliates		513,176
							------------	------------
					Total assets	$	48,441,426	$	43,356,154
							============	============
                      LIABILITIES

			Investment certificates and accrued interest	$	42,823,871	$	38,545,896
			Debt payable		38,417		104,636
			Accounts payable and accrued expenses		65,961		170,689
			Payable to affiliates				400,964
			Deferred income taxes		154,403		226,902
							------------	------------
					Total liabilities		43,082,652		39,449,087
							------------	------------
                  STOCKHOLDERS' EQUITY

			Preferred stock, $10 par (liquidation
				preference, $4,131,170 and $3,562,220)		413,117		356,222
			Common stock, $10 par		100,000		100,000
			Additional paid-in capital		2,269,137		1,786,991
			Retained earnings		2,586,654		1,675,738
			Net unrealized losses on investments		(10,134)		(11,884)
							------------	------------
				Total stockholders' equity		5,358,774		3,907,067
							------------	------------

				Total liabilities and stockholders' equity	$	48,441,426	$	43,356,154
							============	============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Summit's condensed statements of income for the years ended September 30, 1996 and 1995 are as follows:

									   1996		   1995
										------------	-----------
			Revenues:
				Interest and earned discounts			$	4,006,818	$	3,709,749
				Dividends				200,256		256,991
				Fees, commissions, service and other income		83,375		104,571
				Real estate sales				434,500		941,500
				Realized net gains on sales of investments
					and receivables				167,301		318,989
										------------	-----------
					   Total revenues				4,892,250		5,331,800
										------------	-----------
			Expenses:
				Interest, net				3,710,164		3,251,334
				Cost of real estate sold				479,038		929,481
				Provision for losses on real estate assets			7,353		305,850
				Salaries and employee benefits				70,368
				Other operating expenses				665,204		335,356
										------------	-----------
					   Total expenses				4,932,127		4,822,021
										------------	-----------
			Income (loss) from operations before income
				taxes and equity in net income of
				subsidiaries				(39,877)		509,779
			Income tax benefit (provision)				55,956		(128,014)
										------------	-----------
			Income (loss) before equity in net income
				of subsidiaries				16,079		381,785
			Equity in net income of subsidiaries			1,228,443		205,794
										------------	-----------
			Net income			$	1,244,522	$	587,559
									===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Summit's condensed statements of cash flows for the years ended September 30, 1996 and 1995 are as follows:

									   1996		   1995
									------------	-----------
			Cash flows from operating activities:
				Net income			$	1,244,522	$	587,559
				Adjustments to reconcile net income to net
					cash provided by operating activities			(2,343,987)		1,198,232
									------------	-----------
						Net cash provided by (used in)
						  operating activities				(1,099,465)		1,785,791
									------------	-----------
			Cash flows from investing activities:
				Principal payments on real estate contracts
					and mortgage notes receivable and other
					receivable investments				7,334,388		4,534,137
				Proceeds from sales of real estate contracts
					and mortgage notes receivable and other
					receivable investments				11,684,033		14,996,805
				Acquisition of real estate contracts and
					mortgage notes and other receivable
					investments				(13,719,365)
	(25,763,742)
				Proceeds from real estate sales				37,323		117,710
				Purchase of investments				(1,582,774)
				Additions to real estate held for sale			(211,464)		(75,353)
				Net change in investment in and advances to
			  	subsidiaries				(6,819,434)		(2,661,218)
									------------	-----------
						Net cash used in investing activities			(3,277,293)		(8,851,661)
									------------	-----------
			Cash flows from financing activities:
				Net borrowings (repayments) from banks and
					others				(93,016)		(193,631)
				Debt issuance costs				(662,402)		(476,697)
				Issuance of investment certificates			13,291,967		8,585,470
				Repayment of investment certificates			(8,571,918)		(2,847,347)
				Issuance of preferred stock				539,041		371,956
				Cash dividends				(333,606)		(309,061)
									------------	-----------
						Net cash provided by financing
						  activities				4,170,066		5,130,690
									------------	-----------
			Net decrease in cash and cash equivalents			(206,692)		(1,935,180)
			Cash and cash equivalents at beginning of year		1,673,584		3,608,764
									------------	-----------



			Cash and cash equivalents at end of year		$	1,466,892	$	1,673,584
									===========	===========






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended
September 30, 1996 and 1995 are as follows:

									   1996		   1995
										------------	-----------
			Loans to facilitate the sale of real estate		$	297,177	$	823,790
			Real estate acquired through foreclosure			901,175		933,534
			Debt assumed with acquisition of real estate
				contracts and mortgage notes and debt assumed
				upon foreclosure of real estate contracts			26,823		178,125
			Change in net unrealized gains (losses) on
				investments				1,750		(11,884)

		Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

		At September 30, 1996 and 1995, Summit's debt payable consists of the following:


									   1996		   1995
										------------	-----------
			Real estate contracts and mortgage notes
				payable, interest rates ranging from 7%
				to 8.5%, due in installments through
				2002; collateralized by senior liens
				on certain of the Company's real estate
				contracts, mortgage notes and real estate
				held for sale			$	37,875	$	104,067

			Accrued interest payable				542		569
									-----------	-----------
									$	38,417	$	104,636
									===========	===========





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

			Fiscal Year Ending
				September 30,
			------------------

					  1997	$	11,200
					  1998		11,600
					  1999		11,600
					  2000		1,800
					  2001		1,800
					Thereafter		417
							-------
							$	38,417
							=======

		At September 30, 1996 and 1995, Summit's investment certficiates consisted of the following:

							Principally
			Annual Interest Rates	Maturing in	    1996		    1995
			---------------------	-------------------	------------	------------
			6% to 7%	1997 and 1998 	$	1,547,283	$	810,558
			7% to 8%	1997, 1998 and 1999		1,946,646		1,789,822
			8% to 9%	1999, 2000 and 2001		26,380,522		22,070,089
			9% to 10%	1997 and 2001		8,370,330		2,831,765
			10% to 11%	1997 and 2001		199,926		6,222,424
								------------	------------
									38,444,707		33,724,658
			Compound and accrued interest		4,379,164		4,821,238
								------------	------------
								$	42,823,871	$	38,545,896
								============	============

		Maturities of the parent company's investment certificates are as follows:

			Fiscal Year Ending
				September 30,
			------------------
						 1997	$	7,085,000
						 1998		9,834,000
						 1999		8,361,000
						 2000		6,822,000
						 2001		10,528,000
					Thereafter		193,871
							------------
							$	42,823,871
							============




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


	17.	PARENT COMPANY ONLY FINANCIAL STATEMENTS, CONTINUED:

		Summit had the following related party transactions with its various subsidiaries and affiliated entities:

									   1996		   1995
									-----------	-----------
			Real estate contracts, mortgage notes and
				other receivable investments purchased
				through Metropolitan or affiliates		$	12,098,944	$	27,624,227

			Contract acquisition costs charged to the
				Company on purchased realestate contracts,
				mortgage notes and other receivable
				investments, including management under-
				writing fees				531,643		1,177,978
									-----------	-----------
			Total costs of real estate contracts,
				mortgage notes and other receivable
				investments purchased through Metropolitan		$	12,630,587	$	28,802,205
									===========	===========
			Proceeds on sales of real estate contracts,
				mortgage notes and other receivable
				investments to Metropolitan affiliates		$	555,633	$	13,345,563

			Realized net gains on sale of receivables
				to Metropolitan affiliates				--		206,947

			Commissions capitalized as deferred costs,
				paid to a Metropolitan affiliate on sale
				of investment certificates				--		86,491

			Commissions deducted from additional paid-in
				capital, paid to a Metropolitan affiliate
				on sale of preferred stock				--		13,249

			Dividends received on Metropolitan's
				preferred stock investments				200,256		256,991





Item 9.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure.

		N/A

	PART III

Item 10.	Directors and Executive Officers of Registrant.

		See "Management" under Item 1.

Item 11.	Executive Compensation.

		See "Executive Compensation" under Item 1.

Item 12.	Security Ownership of Certain Beneficial Owners and
		Management.

		See "Principal Shareholders" under Item 1.

Item 13.	Certain Relationships and Related Transactions.

		See "Certain Transactions" under Item 1.



	PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

(a).1. Financial Statements
			Included in Part II, Item 8 of this report:

		Report of Independent Accountants
		Consolidated Balance Sheets at September 30, 1996, and 1995 Consolidated Statements of Income for the Years Ended
			September 30, 1996, 1995 and 1994.
		Consolidated Statements of Stockholders' Equity for the
			Years Ended September 30, 1996, 1995 and 1994 Consolidated Statements of Cash Flows for the Years Ended
	September 30, 1996, 1995 and 1994
		Notes to Consolidated Financial Statements

(a).2. Financial Statements Schedules

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

(a).3. Exhibits

	3.	Articles of Incorporation of the Company.  (Exhibit 3(a)
to (Registration No. 33-36775).

	3(b).	Bylaws of the Company.  (Exhibit 3(b) to Registration
No. 33-36775).


	4(a).	Indenture dated as of November 15, 1990 between Summit
and West One Bank, Idaho, N.A., Trustee. (Exhibit 4(a) to Registration No. 33-36775).

	4(b).	Amendment to Indenture dated as of November 15, 1990
between Summit and West One Bank, Idaho, N.A., Trustee.
(Exhibit 4(b) to Registration No. 33-36775).

	*4(c).	Tri-Party Agreement dated as of April 24, 1996 between
West One Bank, First Trust and Summit, appointing First
Trust as successor Trustee.

	4(d).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-1.
(Exhibit 4.c to Registration No. 33-57619)

	4(e).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-2.
(Exhibit 4.c to Registration No. 333-115)

	*4(f).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-RP.

	10(a).	Receivable Management, Acquisition and Service Agreement
between Summit Securities, Inc. and Metropolitan
Mortgage & Securities Co., Inc. dated September 9, 1994.
		(Exhibit 10.(a) to Registration No. 33-57619).

	10(b).	Receivable Management, Acquisition and Service Agreement
between Old Standard Life Insurance Company and
Metropolitan Mortgage & Securities Co., Inc. dated
December 31, 1994. (Exhibit 10(b) to Registration No.
33-57619).

	*10(c).	Receivable Management, Acquisition and Service Agreement
between Arizona Life Insurance Company and Metropolitan
Mortgage & Securities Co., Inc. dated October 10, 1996.

	11.	Statement Re Computation of Earnings Per Common Share.
(See Financial Statements.)

	*12.	Statement re computation of ratios

	*21.	Subsidiaries of Registrant

	23.	Consent of Experts, See Item 14(a)2. Report of
Independent Accountants on Finanical Statement
Schedules.

	*27.	Financial Data Schedule

*Filed herewith

	(d).	Reports on Form 8-K

		No Form 8-K filings were made during the last quarter of the period covered by this report. A Form 8-K was filed
December 10, 1996 subsequent to the period covered by this report which disclosed the sale through a securitization of approximately 11.25 million in first line residential mortgages, as more fully described in such Form 8-K.


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

In our opinion, these 1996 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


	/s/ COOPERS & LYBRAND

Coopers & Lybrand


Spokane, Washington
December 6, 199

SUMMIT SECURITIES, INC. AND SUBSIDIARIES          Schedule II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


			Additions	Additions	Deductions
	Balance at	from		(Reductions)	and	Balance
	Beginning	Acquisition	Charged to	Accounts		at end of
	of Year		of 		Costs and	Written		Year
			Subsidiaries	Expenses		Off
Description							(Recovery)

Allowances for
Losses Deducted from
Real Estate Contracts
and Mortgage Notes
Receivable on
Balance Sheet
        1996		$765,130		$     --		$212,600		$ 3,243 	$974,487
        1995	 250,572		310,957		103,950		(99,651)	 765,130
        1994		96,654		---		103,000		(50,918) 	250,572

Allowances for
Losses Deducted
from Real Estate
Held for Sale on
Balance Sheet
        1996		$91,139		$    --		$277,482		$161,836	$206,785
        1995	  50,300		11,591		341,431		312,183		91,139
        1994		6,757		---		52,042		8,499		50,300


Allowance for
Losses on Accounts and
Notes Receivable
Deducted from
Other Assets on
Balance Sheet
         1996		$  408		$ --		$12,000		$ 2,033		$10,375
         1995		4,055		320		7,200		11,167		408
         1994		---		---		5,500		1,445		4,055


      												Schedule IV
SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1996

Real estate contracts and mortgage notes ("Receivables") are located throughout the United States.
Approximately 22% of the face value of Summit's real estate contracts and mortgage notes receivable are collateralized by property located in the Pacific Northwest (Washington, Alaska, Idaho, Montana
and Oregon), approximately 25% by property located in the Pacific Southwest (California, Nevada and
Arizona), approximately 9% by property located in the Southeast (Florida, Georgia, North Carolina and
South Carolina) and approximately 15% by property located in the Southwest (Texas, Louisiana and New
Mexico).  Less than 1% of the contracts are subject to variable interest rates.  Interest rate range from 0% to 19% with rate principally (77%) within the range of 8% to 13%.

	Number		Carrying	Delinquent	Number of
	of	Interest	Amount of	Principal 	Delinquent
Description	Receivables	Rates	Receivables	Amount	Receivables
	----------	--------	-----------	----------	-----------
RESIDENTIAL		Principally
First Mortgage >$75,000	145	8%-11%	$15,930,198	$828,311	7
First Mortgage >$40,000	320	8%-11%	17,166,794	803,473	14
First Mortgage <$40,000	874	8%-11%	16,824,319	1,079,313	45
Second or Lower>$75,000	8	7%-12%	855,475	--	--
Second or Lower>$40,000	44	8%-11%	2,256,793	159,931	3
Second or Lower<$40,000	246	8%-11%	4,940,151	162,486	10

COMMERCIAL
First Mortgage >$75,000	72	8%-11%	10,626,674	95,843	1
First Mortgage >$40,000	42	8%-10%	2,371,163	139,722	2
First Mortgage <$40,000	83	8%-18%	1,110,029	8,389	1
Second or Lower>$75,000	9	8%-11%	819,760	--	--
Second or Lower>$40,000	9	9%-11%	520,949	--	--
Second or Lower<$40,000	17	9%-11%	415,212	38,314	1

FARM, LAND AND OTHER
First Mortgage >$75,000	26	8%-12%	3,577,173	--	--
First Mortgage >$40,000	56	8%-11%	2,946,202	59,218	1
First Mortgage <$40,000	100	8%-11%	2,363,282	--	--
Second or Lower>$75,000	3	7%-12%	416,737	--	--
Second or Lower>$40,000	5	7%-12%	241,564	--	--
Second or Lower<$40,000	13	8%-10%	283,609	--	--

Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount			(4,733,938)

Accrued Interest Receivable			2,051,094

Allowance for Losses			(974,487)
					-----------	-----------
TOTAL			$80,008,753	$3,375,000
					===========	===========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months.

The contractual maturities of the aggregate amounts of Receivables (face amount) are as follows:

	Residential	Commercial	Farm, Land, other	Total
	Principal	Principal	Principal	Principal
	--------	-------	--------	---------
October 1996 - September 1999	$ 5,120,711	$ 2,156,175	$ 1,987,478	$ 9,264,364
October 1999 - September 2001	4,740,273	3,048,183	2,170,013	9,958,469
October 2001 - September 2003	5,297,759	1,497,998	939,294	7,735,051
October 2003 - September 2006	8,976,772	3,068,355	1,472,159	13,517,286
October 2006 - September 2011	12,348,635	4,287,359	1,829,649	18,465,643
October 2011 - September 2016	7,034,413	793,847	371,051	8,199,311
October 2016 - Thereafter	14,455,167	1,011,870	1,058,923	16,525,960
	-----------	-----------	----------	-----------
	$57,973,730	$15,863,787	$9,828,567	$83,666,084
	===========	===========	==========	===========


      		Schedule IV Continued
SUMMIT SECURITIES, INC.
MORTGAGE LOANS ON REAL ESTATE
September 30, 1996

		1996	1995		1994
Balance at beginning
  of period	$60,117,219	$27,282,991	$19,527,225
	-----------	----------	----------

Additions during period
New Subsidiary Acquisition	---	32,080,899	---

New Receivable - Cash	40,100,330	26,130,804	20,177,705

Loans to facilitate the
  sale of real estate
  held - non cash	1,013,314	959,813	81,800

Assumption of other debt
  payable in conjunction with
  acquisition of new
  receivables - non cash	26,823	162,597	81,451

Increase in Accrued Interest	1,005,273	388,167	---
	---------	---------	---------
Total Additions	42,145,740	59,722,280	20,340,956
	----------	----------	----------
Deductions During Period

Collections of Principal
  cash	13,874,707	6,567,012	1,829,515

Cost of Receivables Sold	6,711,562	19,578,720	10,221,375

Foreclosures - non cash	1,458,580	1,083,277	272,959

Decrease in Accrued Interest	---	---	107,423

Discount Amortization	---	(544,558)	---

Increase in Allowances
  for Losses	209,357	203,601	153,918
	----------	----------	---------
Total Deductions	22,254,206	26,888,052	12,585,190
	----------	----------	---------
Balance at  End of Period	$80,008,753	$60,117,219	$27,282,991
	==========	==========	==========

Schedule XV

SUMMIT SECURITIES, INC.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
September 30, 1996

Column A			Column B		Column C		Column D
										Amount at Which
				Amortized		Market		Shown on Balance
				Cost			Value			Sheet

TYPE OF INVESTMENTS

FIXED MATURITIES

Investments:
  U.S. Government and
  Government Agencies
    and Authorities	$  5,735,579	$5,624,439	$  5,735,579
  Corporate Bonds	2,014,499	1,997,755	2,014,499
  Mortgage Backed Bond	269,305	269,305	269,305
	----------	----------	----------
TOTAL FIXED MATURITIES	$  8,019,383	$7,891,499	$  8,019,383
	==========	==========	==========
Real Estate Contracts
   and Mortgage Notes
     Receivable	$ 80,008,753		$ 80,008,753
	==========		==========
Other Investment
   Receivables	$ 11,788,130		$ 11,788,130
	==========		==========

Real Estate Held
   for Sale	$  1,191,495		$  1,191,495
	==========		==========

Other Assets -
   Policy Loans	$      9,066		$      9,066
	===========		===========

TOTAL INVESTMENTS	$101,016,827		$101,016,827
	===========		===========

SUMMIT SECURITIES, INC. AND SUBSIDIARIES       Schedule XVI
SUMMARY INSURANCE INFORMATION

		Future
		Policy
		Benefits		Other
	Deferred	Losses		Policy
	Policy	Claims		Claims and
	Acquisition	and Loss	Unearned	Benefits
	Cost	Expense	Premiums	Payable
September 30, 1996
Annuities	$3,853,136	$62,439,855	$     --	$      --
	==========	===========	========	=========
September 30, 1995
Annuities	$2,755,523	$49,559,589	$     --	$      --
	==========	===========	========	=========

			Benefits	Amortization
			Claims	of Deferred
		Net	Losses and	Policy	Other
  	 	  Premium	Investment	Settlement	Acquisition	Operating
  	  Revenue	Income	Expenses	Costs	Expenses
September 30, 1996
Annuities	$45,348	$5,163,811	$3,702,324	$84,733	$345,892
	======	=========	=========	=======	========

September 30, 1995
Annuities	$14,179	$1,344,850	$1,034,082	$198,190	$73,715
	=======	==========	==========	========	=======


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

				SUMMIT SECURITIES, INC.

					/S/ TOM TURNER

				By_______________________________________________
					Tom Turner, President

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date


/S/TOM TURNER

_________________________	President/Director	January 13, 1997
Tom Turner

/S/PHILIP SANDIFUR

_________________________	Vice President/Director	January 13, 1997
Philip Sandifur

/S/ GREG GORDON
		January 13, 1997
_________________________	Secretary/Treasurer
Greg Gordon	Director

/S/ ROBERT POTTER

________________________	Director	January 13, 1997
Robert Potter