Form 10-Q
period 1996-12-31
SUMMIT SECURITIES INC /ID/
filed 1997-02-19
CIK 868016

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549
	FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1996

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	10,000 SHARES - Common at January 31, 1997.

                           SUMMIT SECURITIES, INC.

Part I - Financial Information:   Index

Item 1:  Financial Statements

    Condensed Consolidated Balance Sheets --
    December 31, 1996 and September 30, 1996 (Unaudited)

    Condensed Consolidated Statements of Income--
    Three Months Ended December 31, 1996 and 1995 (Unaudited)

    Condensed Consolidated Statement of Cash Flows
    Three Months Ended December 31, 1996 and 1995 (Unaudited)

    Notes to Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations




 PART I - FINANCIAL INFORMATION

                      SUMMIT SECURITIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited)

                                         December 31       September 30,
                                             1996               1996
                                         ------------       ------------
ASSETS
  Cash and Cash Equivalents               $  7,583,409     $  4,461,315
  Investments in Affiliated Companies        4,522,425        4,522,425
  Available-for-Sale Securities,
     at Market                               1,482,893          269,305
  Held-to-Maturity Securities,
     at Amortized Cost (Market
     Value $8,156,702 and $7,622,194         8,386,679        7,784,322
  Real Estate Contracts and Mortgage
     Notes and Other Receivables,
     Net of Unrealized Discounts
     and Allowance for Losses               88,250,024       91,796,883
  Real Estate Held For Sale                  2,351,069        1,191,495
  Deferred Acquisition Costs, Net            5,122,351        4,862,046
  Other Assets, Net                            950,720        2,378,889
                                          ------------     ------------
TOTAL ASSETS                              $118,649,570     $117,266,680
                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Annuity Reserves                       $  64,595,713     $ 62,439,855
  Investment Certificates and Accrued
     Interest                               45,085,528       42,823,871
  Debt Payable                                  86,913        3,850,970
  Accounts Payable and Accrued Expenses      1,094,256        1,367,131
  Deferred Income Taxes                      1,685,537        1,426,079
                                          ------------     ------------
TOTAL LIABILITIES                          112,547,947      111,907,906
                                          ------------     ------------

STOCKHOLDER'S EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  10,000 Shares Issued and Outstanding         100,000          100,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  45,757 and 41,312 Shares Issued and
  Outstanding (Liquidation Preference
   $4,574,700 and $4,131,170
   respectively)                               457,470          413,117
  Additional Paid-In Capital                 2,644,482        2,269,137
  Retained Earnings                          2,876,909        2,586,654
  Net Unrealized Gains (Losses)
  on Investments                                22,762          (10,134)
                                          ------------      -----------
TOTAL STOCKHOLDERS' EQUITY                   6,101,623        5,358,774
                                          ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $118,649,570     $117,266,680
                                         =============     ============

The accompanying notes are an integral part of these financial statements.

                             SUMMIT SECURITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three Months Ended
                                                     December 31,
                                              1996                1995
REVENUES:
  Interest and Earned Discounts          $  2,742,088          $ 2,126,616
  Annuity Fees and Charges                     12,000                7,800
  Realized Net  Gains on Sales of
    Investment Securities                                              583
  Realizes Net Gains on Sales of
    Receivables                               317,219
  Real Estate Sales                           419,300              213,000
  Dividend Income                              51,833               48,623
  Fees, Commissions Services
    and Other Income                          665,243              801,585
                                         ------------          -----------
      TOTAL REVENUES                        4,207,683            3,198,207
                                         ------------          -----------
EXPENSES:
  Annuity Benefits                          1,015,397              861,364
  Interest                                  1,035,862              917,680
  Cost of Real Estate Sold                    418,018              213,350
  Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                               229,526              220,043
  Salaries and Employee Benefits              433,409              408,027
  Commissions to Agents                       358,511              429,362
  Other Operating and Underwriting
    Expenses                                  514,182              397,890
  Less Increase in Deferred Acquisition
     Costs                                   (259,503)            (417,555)
                                         ------------          ------------
      TOTAL EXPENSES                        3,745,402            3,030,161
                                         ------------          ------------
  Income Before Income Taxes                  462,281              168,046
  Provision for Income Taxes                  (68,860)             (47,563)
                                         ------------          ------------
  NET INCOME                                  393,421              120,483
  Preferred Stock Dividends                  (103,186)             (70,996)
                                         ------------          ------------
  Income Applicable to Common
     Stockholder                         $    290,235          $    49,487
                                        ==============         ============

The accompanying notes are an integral part of these financial statements

                               SUMMIT SECURITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                    Three Months Ended
                                                       December 31,
                                                 1996               1995
                                                -----               -----

CASH PROVIDED BY OPERATING ACTIVITIES         $ 2,728,864          $  491,070
                                              -----------          ----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of
   Cash Received                                                     (757,868)
Purchase of Available-for-Sale
    Securities                                 (1,167,568)
Purchase of Held-to-Maturity
    Investments                                  (995,469)
Proceeds from Sale of Available-
    for-Sale Securities                                               999,790
Proceeds from Maturities of Held-to
    Maturity Investments                          500,000
Principal Payments on Real Estate
    Contracts and Mortgage Notes
    and Other Receivables                       2,056,484           3,271,865
Purchase of Real Estate Contracts
    and Mortgage Notes and
    Other Receivables                         (10,152,412)         (2,336,634)
Proceeds From Real Estate Sales                   214,537              60,000
Additions to Real Estate Held                  (1,270,616)            (30,886)
Proceeds from Sale of Receivables              11,739,777
                                              ------------         -----------
NET CASH PROVIDED BY INVESTING
    ACTIVITIES                                    924,733           1,206,267
                                              ------------         -----------
FINANCING ACTIVITIES:
Receipts from Annuity Products                  3,220,925           3,871,563
Withdrawals of Annuity Products                (2,074,646)         (1,293,196)
Proceeds From Sales of Investment
    Certificates                                3,273,047           1,389,970
Repayment of Investment Certificates           (1,340,450)           (558,779)
Repayment to Banks and Others                  (3,805,426)            (59,903)
Debt Issuance Costs                              (121,485)            (58,787)
Issuance of Preferred Stock                       419,698              23,086
Preferred Stock Dividends                        (103,166)            (70,996)
                                              ------------         -----------


NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                         (531,503)          3,242,958
                                              ------------         ----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                        3,122,094           4,940,295
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                   4,461,315           2,979,362
                                              ------------        -----------
 CASH AND CASH EQUIVALENTS,
    END OF PERIOD                             $ 7,583,409          $7,919,657
                                              ===========          ==========

NON CASH INVESTING AND FINANCING
    ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction with Purchase of Real
    Estate Contracts and Mortgage Notes       $    51,098          $   26,823
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                                   484,577             229,176
  Loans to Facilitate the Sale of
    Real Estate                                   204,763             693,892
  Increase in Assets and Liabilities
    Associated with Purchase of
    Subsidiaries:
   Investments                                                        497,868
   Other Assets                                                       260,000

The accompanying notes are an integral part of these financial statements.

                              SUMMIT SECURITIES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.	In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months ended December 31, 1996 and 1995 and changes in cash flows for the three months ended December 31, 1996 and 1995. The results of operations for the three month period ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.


2. The principal amount of receivables as to which payments were in arrears more than three months was $3,275,000 at December 31, 1996 and $3,375,000 at September 30, 1996.

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

6.		In November 1996, Summit and Old Standard Life Insurance Company (OSL)
participated as two of the four co-sellers in a receivable
securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company.  Approximately $126.7 million of receivables, with
$11.2 million from Summit and OSL, were sold in the securitization with proceeds, after costs, of approximately $121.1 million, with $10.8 million allocated to Summit and OSL.  With an amortized carrying value of approximately $10.5 million in the receivables sold in the securitization, Summit and OSL recorded approximately $.3 million in pre-tax gains from their portion of the sale.  Metropolitan Asset
Funding, Inc. sold in a public offering approximately $113.4 million in varying classes of mortgage pass-through certificates.  In addition to the certificates sold in the public offering, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization.  Summit and OSL received approximately
$9.6 million, after costs, from the securitization and also received approximately $1.2 million in subordinate class and residual class certificates.

7.	The preparation of financial statement in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Significant Transactions:

	In November 1996, Summit and Old Standard Life Insurance Company (OSL) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $11.2 million from Summit and OSL, were sold in the securitization with proceeds, after costs, of approximately $121.1 million, with $10.8 million allocated to Summit and OSL. With an amortized carrying value of approximately $10.5 million in the receivables sold in the securitization, Summit and OSL recorded approximately $.3 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold in a public offering approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold in the public offering, approximately $13.3 million in subordinate class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization. Summit and OSL received approximately $9.6 million, after costs, from the securitization and also received approximately $1.2 million in subordinate class and residual class certificates.

	On January 31, 1995, the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metro), the Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc.
(MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metro, whereby it acquired Old Standard Life Insurance Company (OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments bases on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL.

	On December 28, 1995, Summit and ILA Financial Services Inc. (ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of Summit. The cash purchase price was approximately $1,234,000, which approximated the book value of AZL at date of purchase. AZL holds licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. AZL is anticipated to be in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. At date of purchase, AZL had no outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.


Financial Condition and Liquidity:

	At December 31, 1996, the Company had cash and cash equivalents of approximately $7.6 million as compared to $4.5 million at September 30, 1996. Management believes that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At December 31, 1996, the Company's receivable portfolio totaled $88.3 million as compared to $91.8 million at September 30, 1996. Real estate held for sale and development, acquired through receivable foreclosures and direct purchases, totaled $2.4 million at December 31, 1996 as compared to $1.2 million at September 31, 1996. Total assets were $118.6 million at December 31, 1996 as compared to $117.3 million at September 30, 1996.

	At December 31, 1996, the Company had outstanding insurance annuity reserve liabilities of $64.6 million as compared to $62.4 million at September 30, 1996. The Company had outstanding investment certificate liabilities of $45.1 million at December 31, 1996 as compared to $42.8 million at September
30, 1996.   Total liabilities were $112.5 million at December 31, 1996 as compared to $111.9 million at September 30, 1996. Total stockholders' equity was $6.1 million or 5.1% of total assets at December 31, 1996 compared to $5.4 million or 4.6% of total assets at September 30, 1996.

	Sales of Investment Certificates, net of repayments, and Preferred Stock generated approximately $2.4 million in net cash flow during the three months ended December 31, 1996, while sales of insurance annuity products, net of withdrawals, generated approximately $1.1 million net cash flow during the same period. Sales and maturities of investments, along with sales of real estate and sales and principal payments on receivables added additional cash flow of approximately $14.5 million during the three month period ended
December 31, 1996. The cash flows from these sources along with cash of $2.7 million provided by operating activities were used to invest approximately
$10.2 million in receivables, approximately $2.2 million in securities investments, approximately $1.3 million for the acquisition of real estate held for sale and development and fund the repayment of approximately $3.8 million in short-term broker borrowings. At December 31, 1996, the Company had cash and cash equivalents of approximately $7.6 million.


Results of Operations:

	Net income was $393,000 on revenues of approximately $4.2 million for the three months ended December 31, 1996. For the similar period in the prior year, the Company reported net income of $120,000 on revenues of approximately $3.2 million.

	Net income for the comparative three month periods has significantly increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) an increase in overall gains from the sale of investments, receivables and real estate and
(3) a reduced effective income tax rate due primarily to the effects of the dividend exclusion benefits and the small life insurance tax benefits; which were only partially offset by (1) a reduction in fees, commission and service revenues, (2) an increase in other operating expenses and (3) an increase in the provision for loss on receivables and other real estate assets.

	For the three months ended December 31, 1996, the interest spread was $703,000, while in the prior year's period the spread was $355,000. The increase of $348,000 is the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.

	During the three months ended December 31, 1996, the Company realized gains on the sale of real estate of $1,300 and gains on the sale of receivables of $317,200 for a total of $318,500. In the prior year's period, the Company realized gains from the sales of investments, real estate and receivables of less than $1,000. The current year's gain on the sale of receivables is primarily from Summit's participation as a co-seller in a securitization sponsored by Metropolitan Asset Funding, Inc.

	In the current year's period, the Company received approximately $51,800 in dividends from its preferred stock investment in Metropolitan Mortgage & Securities Co., Inc. (Metro), its former parent company, compared to approximately $48,600 in the prior year's period. The Company acquired this investment in September 1994 through the exchange of its own preferred stock for a similar preferred and common stock investment in Metro.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate significant fee revenues along with increased operating expenses associated with these revenues. Additionally, commencing May 28, 1995, with the purchase of OSL, and December 28, 1995, with the purchase of AZL, the Company began to incur significant operating expenses relative to its insurance operations. During the three months ended December 31, 1996, the Company generated approximately $665,000 of fee revenues while incurring $1.0 million in other operating expenses. In the prior year, the Company realized $802,000 of fee revenues offset by $818,000 of other operating expenses. This increased net cost, of approximately $365,000, is primarily the result of costs associated with its insurance operations and a reduction in fees generated by its property development subsidiary.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for losses on receivables and real estate assets of $230,000 in the current year's period as compared to $220,000 in the prior year's period. At December 31, 1996, the Company's carrying value for its receivable portfolio and its real estate held for sale and development was approximately $90.6 million as compared to $76.9 million at December 31, 1995.


New Accounting Rules:

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

Item 2.     Changes in Securities

     None

Item 3.     Defaults Upon Senior Securities

     None

Item 4.     Submission of Matters to a Vote of Security Holders

     None

Item 5.     Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K

	A Form 8-K was filed December 10, 1996, which disclosed the sale through a securitization of approximately 11.25 million in first line residential mortgages, as more fully described in such Form 8-K.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUMMIT SECURITIES, INC.
                                              (Registrant)


                              /S/TOM TURNER


Date: February 18, 1997     ____________________________________
                            Tom Turner
                            President/Director


                             /S/ PHILIP SANDIFUR

Date: February 18, 1997     ___________________________________
                            Philip Sandifur
                            Vice President/Director

                             /S/ GREG GORDON

Date: February 18, 1997     ___________________________________
                            Greg Gordon
                            Secretary/Treasurer/Director

                             /S/ STEVE CROOKS

Date: February 18, 1997      _________________________________
                             Steve Crooks
                             Principal Accounting Officer