Form 10-K/A
period 1996-09-30
SUMMIT SECURITIES INC /ID/
filed 1997-05-07
CIK 868016

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                         AMENDED FORM 10-K

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

MIS:  Metropolitan Investment Securities, Inc.

Metropolitan: Metropolitan Mortgage & Securities Co., Inc., Summit's former parent company. Also See "BUSINESS" & "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Metwest:    Metwest   Mortgage  Services  Inc.,   a   subsidiary   of
Metropolitan.   Also  See  "BUSINESS" &  "CERTAIN  RELATIONSHIPS  AND
RELATED TRANSACTIONS".

Old Standard:  Old Standard Life Insurance Company.

Preferred Stock: Where this term is capitalized it refers to the Series S-3 Preferred Stock being offered herein. Where it is not capitalized, it refers to preferred stock generally.

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

      Summit was originally organized as a wholly-owned subsidiary of Metropolitan. On September 9, 1994, Metropolitan and C. Paul Sandifur, Jr. completed a sale of the common stock of Summit to National Summit Corp. National Summit Corp. is a holding company wholly-owned by C. Paul Sandifur Jr. Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit, through Metropolitan. Following the sale, Mr. Sandifur continues to hold effective control of Summit through National Summit Corp. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     On January 31, 1995, Summit acquired a securities broker/dealer, MIS, from Metropolitan. Also, on January 31, 1995, Summit Property Development, Inc. commenced operations, providing real estate development services to Metropolitan and its subsidiaries. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

     On May 31, 1995, Summit, through a wholly-owned holding company, purchased Old Standard from Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

      On June 1, 1995, Old Standard entered into a Stock Purchase Agreement with ILA Financial Services, Inc. to acquire Arizona Life, an insurance company domiciled in Arizona. The acquisition was completed on December 28, 1995. Arizona Life had been inactive since approximately August 1994, except to the extent necessary to retain its licenses. Arizona Life holds licenses to engage in insurance sales in seven states. Obtaining access to these additional markets was the principal purpose for the purchase. During 1996, Arizona Life commenced annuity sales and investing in Receivables, similar to the activities of Old Standard. See "BUSINESS-Annuity Operations" & "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

     1)   Centralization of acquisition activities:

      Currently, the Receivable brokers contact one of Metropolitan's branch offices to submit the Receivable for evaluation. During the first two quarters of fiscal 1997, Metropolitan plans to close all of its branch offices and in turn plans to expand the Receivable acquisition staff at its home office, in Spokane Washington, which will be called the Contract Negotiation Center. This change is being made to decrease contract costs, as branch offices are no longer necessary for identification of appropriate contracts to acquire due to existing contacts with brokers; to increase the closing speed due to the ability to centralize acquisition decisions; and to further decrease acquisition costs through the use of technological advances including the newly developed BrokerNet software.

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

      The approved Receivable is provided to Metropolitan's closing department where the property title is evaluated, the legal documents are reviewed and the appraisal is reviewed. If the closer discovers any material discrepancies during the closing review, or if the Receivable does not satisfy any specified closing contingencies, the Receivable is re-submitted to the underwriting committee for re-
evaluation. Upon completion of the underwriting process and the closer's review, appropriate closing and transfer documents are executed by the seller and/or broker, transfer documents are recorded, and the transaction is funded.

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

                           Number                Carrying   Delinquent    Number
of      Non accrual     Number of
                               of        Interest     Amount   of      Principal
Delinquent       Principal     Non Accrual
Description               Receivables      Rates       Receivables        Amount
Receivables       Amount       Receivables
                       ---------------------------------------------------------
-----------------------------------
RESIDENTIAL                      Principally
First Mortgage >$75,000     145      8%-11%      $15,930,198      $828,311     7
$106,799          1
First Mortgage >$40,000     320      8%-11%       17,166,794       803,473    14
--         --
First Mortgage <$40,000     874      8%-11%       16,824,319     1,079,313    45
--         --
Second or Lower>$75,000       8      7%-12%          855,475            --    --
--         --
Second or Lower>$40,000      44      8%-11%        2,256,793       159,931     3
--         --
Second or Lower<$40,000     246      8%-11%        4,940,151       162,486    10
--         --

COMMERCIAL
First Mortgage >$75,000      72      8%-11%       10,626,674        95,843     1
--         --
First Mortgage >$40,000      42      8%-10%        2,371,163       139,722     2
--         --
First Mortgage <$40,000      83      8%-18%        1,110,029         8,389    --
--         --
Second or Lower>$75,000       9      8%-11%          819,760            --    --
--         --
Second or Lower>$40,000       9      9%-11%          520,949            --    --
--         --
Second or Lower<$40,000      17      9%-11%          415,212        38,314     1
--         --

FARM, LAND AND OTHER
First Mortgage >$75,000      26      8%-12%        3,577,173            --    --
--         --
First Mortgage >$40,000      56      8%-11%        2,946,202        59,218     1
--         --
First Mortgage <$40,000     100      8%-11%        2,363,282            --    --
--         --
Second or Lower>$75,000       3      7%-12%          416,737            --    --
--         --


Second or Lower>$40,000       5      7%-12%          241,564            --    --
--         --
Second or Lower<$40,000      13      8%-10%          283,609            --    --
--         --

Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount                           (4,733,938)

Accrued Interest Receivable                        2,051,094

Allowance for Losses                                (974,487)
                                                    -----------      -----------
--------
TOTAL                                               $80,008,753       $3,375,000
$106,799
                                                    ===========      ===========
========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest. The principal amount of Receivables subject to the nonaccrual of interest represents those on which the outstanding principal and interest exceeds the fair value of the collateral, net of selling costs.


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

                           Number                Carrying   Delinquent    Number
of      Non accrual     Number of
                               of        Interest     Amount   of      Principal
Delinquent       Principal     Non Accrual
Description               Receivables      Rates       Receivables        Amount
Receivables       Amount       Receivables
                       ---------------------------------------------------------
-----------------------------------
RESIDENTIAL                                Principally
First  Mortgage  >  $75,000       103       7%-12%     $10,750,067      $602,699
5              --             --
First  Mortgage  >  $40,000       268       7%-12%      14,265,052       797,198
14              --             --
First  Mortgage  <  $40,000       924       7%-12%      18,514,619       750,304
46              --             --
Second  or  Lower>  $75,000       13        9%-12%       1,358,974            --
--             --             --
Second  or  Lower>  $40,000        38       8%-12%       2,022,634       226,881
4              --             --
Second  or  Lower<  $40,000      236        8%-11%       5,074,103        49,146
3              --             --

COMMERCIAL
First  Mortgage  >  $75,000       24        9%-11%       2,757,580            --
--             --             --
First  Mortgage  >  $40,000       17        8%-11%         975,626            --
--             --             --
First  Mortgage  <  $40,000       35        8%-11%         739,072        16,855
2             --             --
Second  or  Lower>  $75,000        8        9%-11%       1,087,947            --
--             --             --
Second  or  Lower>  $40,000        9        9%-11%         537,240            --
--             --             --
Second  or  Lower<  $40,000       15        9%-11%         383,437            --
--             --             --



FARM, LAND AND OTHER
First  Mortgage  >  $75,000        7       10%-12%       1,395,643            --
--             --             --
First  Mortgage  >  $40,000       13        8%-11%         648,812            --
--             --             --
First  Mortgage  <  $40,000       65        9%-11%       1,111,652        14,526
1             --             --
Second  or  Lower>  $75,000        1            0%         217,391       217,391
1             --             --
Second  or  Lower>  $40,000        4        5%-12%         223,881            --
--             --             --
Second  or  Lower<  $40,000       14        8%-10%         265,518            --
--             --             --
Unrealized discounts, net
of unamortized acquisition
costs, on Receivables
purchased at a discount                            (2,614,937)

Accrued Interest Receivable                         1,168,038

Allowance for Losses                                 (765,130)
                                                      ___________    ___________
__________
TOTAL                                              $   60,117,219   $  2,675,000
--
                                                     ============    ===========
==========

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

The following is an analysis of the allowance for losses on real estate contacts and mortgage notes receivable.

                                                  September 30,
                                             ---------------------
                                             1996             1995
                                            ------            ------

Balance, beginning of year              $  765,130        $  250,572
Provision for losses on real
  estate contracts and mortgage
  notes receivable                         212,600           130,950
Additions from acquisition
  of subsidiary                                              310,957
Recoveries/(write-offs)                     (3,243)           99,651
                                        -----------       ----------
                                        $  974,487        $  765,130
                                        ===========       ==========

At September 30, 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized in accordance with SFAS 114 was approximately $110,000, of which approximately $27,000, representing the amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets. Had these receivables performed in accordance with their terms, interest income of approximately $2,300 would have been recognized during the period of impairment.

The provision for losses on real estate contracts and mortgage notes receivable is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Company considers its delinquency and loss experience in determining the likelihood that receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Company manages its risk of loss upon default through the underwriting process, which is performed by Metropolitan, and requires a review of demographics, real estate market trends, property value and overall economic conditions related to the real estate property collateralizing a receivable. Management does not expect that the loss experience related to the receivables will increase materially during the next full year of operations.

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

      The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1996 and 1995, respectively, are as follows:

                                                                  1996
1995

Net     Income     -     GAAP                               $1,285,135
$  86,031
Adjustments to reconcile:
     Deferred    policy    acquisition    cost             (1,097,613)
(116,136)
     State    insurance    guaranty    fund                   (28,261)
(8,333)
      Annuity    reserves    and    benefits                   244,358
16,170
     Capital    gains   and   IMR   amortization             (779,523)
(132,147)
      Allowance     for     losses                             486,125
196,024
      Federal     income     taxes                             258,888
(145)
          Other                                                (5,594)
2,110
                                                            ----------
---------

Net     Income    -    Statutory                         $     374,703
$ 43,574
                                                            ==========
========

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

     For statutory purposes, Old Standard's and Arizona Life's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                       As of           As of December 31,
                              September 30, 1996   1995      1994      1993
                             -------------------   ----      ----      ----
                                               (Dollars in Thousands)
        Old Standard:

        Capital and Surplus           $7,994       $3,007     $2,431    $2,069
        Ratio of Capital and
        Surplus to Admitted
        Assets                          10.9%         5.4%       5.4%      5.0%

        Arizona Life:

        Capital and Surplus           $1,511       $1,214         --        --
        Ratio of Capital and
        Surplus to Admitted
        Assets                          53.1%        99.2%         --        --

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

      Philip Sandifur is the son of C. Paul Sandifur Jr., who is the sole shareholder of National Summit Corp., the parent company of Summit and also the controlling shareholder of Metropolitan. Philip graduated in 1993 from Santa Clara University receiving a BA in Business. He is not active in the day-to-day operations of Summit except to the extent necessary to carry out his duties as Vice President and Director. Philip Sandifur is principally active as the President of Summit Trading Services, Inc., a wholly-owned subsidiary of Summit's parent company, National Summit Corp.

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
W. 929 Sprague Ave.,
Spokane, Washington

            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Names and relationship of parties/persons involved in related party transactions.

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

Description of Related Party Transactions

     Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services. See Note 12 to Financial Statements. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully hereinbelow.

     Summit, Old Standard and Arizona Life obtain substantially all of their Receivable management and servicing support from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In 1996, the Consolidated Group incurred fees for Receivable acquisitions from Metropolitan of approximately $1,753,000 and fees for servicing by Metwest of approximately $290,000. See "BUSINESS-RECEIVABLE INVESTMENTS" & " RISK FACTORS" & Note 12 to Consolidated Financial Statements. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

      Old Standard has negotiated a reinsurance agreement with Western United, Metropolitan's insurance subsidiary. It is presently anticipated that approximately $5 million in premiums per month will be reinsured. See "BUSINESS-Annuity Operations-Reinsurance"

      Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1996, Summit paid or accrued commissions to MIS in the amount of $463,477 upon the sale of $13,291,967 of certificates and commissions of $31,764 upon the sale of $568,950 of preferred stock. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

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


Item 2.   Properties

The principal offices of Summit and its subsidiaries are an office building located at 929 West Sprague Avenue Spokane, Washington. Also See "BUSINESS - Introduction, at page 5 and BUSINESS-Repossessed Properties at page 26.

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

                              Three Months Ended                              Year Ended
September 30,
                                       December 31,
                                       (Unaudited)
                                    ------------------          ---------------------------
---------------------------------
                                    1996            1995           1996           1995
1994          1993          1992
INCOME STATEMENT
DATA:

Revenues                  $4,207,683      $3,198,207  $ 14,536,449    $ 9,576,615    $
3,395,252   $ 2,815,624   $ 2,435,843
                           ==========        ==========   ============     ===========
===========   ===========   ===========
Income before
extraordinary item          393,421         120,483     1,244,522    $    587,559    $
264,879   $   283,107   $   611,595
Extraordinary  item  (1)            --               --            --               --
--            --        49,772
                         ----------       ---------   -----------     -----------   --
---------   ----------   -----------
Net   Income                   393,421          120,483      1,244,522         587,559
264,879       283,107       661,367
Preferred Stock
Dividends                    (103,186)         (70,996)      (333,606)       (309,061)
(2,930)          --             --
                          ----------       ---------   -----------     ----------   --
---------    ----------   -----------
Income Applicable to


Common  Stockholders      $  290,235        $ 49,487  $    910,916    $   278,498    $
261,949   $   283,107   $   661,367
                           ==========         =========   ============     ===========
===========   ===========   ===========

Per Common Share:
Income before
extraordinary
item                      $    29.02        $  4.95   $      91.09    $     27.85    $
13.47   $     14.15   $     30.58
Extraordinary  item  (1)            --              --              --              --
--            --          2.49
                         ----------        -------     ------------    ----------   --
---------  -----------    ----------
Income applicable to
common  stockholders      $    29.02        $  4.95   $      91.09    $     27.85    $
13.47  $     14.15    $     33.07
                           ==========         =======      ============    ===========
===========  ===========   ===========
Weighted average number
of common shares
outstanding                    10,000          10,000          10,000           10,000
19,445         20,000       20,000
                           ==========         =======      ============    ===========
===========    ===========  ==========

Ratio of Earning
to  Fixed  Changes                1.45            1.18            1.40            1.25
1.16           1.24         1.53

Ratio of Earnings
to Fixed Charges
and Preferred Stock
Dividends                        1.29            1.07            1.26             1.11
1.16           1.24         1.53

BALANCE SHEET DATA:
Due from/(to)
affiliated
companies, net            $    (326)    $ (737,362)  $  1,296,290    $(1,960,104)    $
267,735   $ 1,710,743  $  (400,365)
Total   Assets            $118,649,570    $100,558,330    $117,266,680     $96,346,572
$35,101,988   $25,441,605  $17,696,628
Debt Securities
and Other
Debt  Payable            $  45,172,441   $ 39,938,628    $  46,674,841     $38,650,532
$31,212,718   $21,982,078  $14,289,648
Stockholders' Equity   $  6,101,623   $  3,977,424   $  5,358,774    $ 3,907,067     $
3,321,230   $ 3,188,024  $ 2,904,917


(1) Benefit from utilization of net operating loss carryforwards.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
         For the Three Fiscal Years Ended September 30, 1996

Introduction

      Summit's operations for the current fiscal year ended September 30, 1996 continued to benefit from the acquisition of and start-up of several new operating subsidiaries acquired during 1995. MIS was acquired from Summit's former parent company in January, 1995. At the same time, Summit established a property development subsidiary, Summit Property Development. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Summit acquired Old Standard from Summit's former parent company on May 31, 1995 and acquired Arizona Life from ILA Financial Services Inc. in December 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1996, Old Standard had total assets of approximately $76.5 million. During the fiscal year ended September 30, 1996, MIS, Summit Property Development, Old Standard and Arizona Life contributed gross revenues of approximately $1.1 million, $2.0 million, $6.9 million and $69,000, respectively, to the Consolidated Group. For the same period, Summit Property Development, Old Standard and Arizona Life contributed operating income of approximately $141,000, $1,279,000 and $6,000, respectively, to the Consolidated Group. MIS sustained an operating loss of approximately $137,000 during the current fiscal year.

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

      The Consolidated Group strives to maximize its risk adjusted return by investing in non-conventional real estate receivables. Non-conventional receivables are typically receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA
underwriting  guidelines.   Normally,  either  the  borrower  or  the
collateral   will  not  meet  sufficient  FNMA  or  FHA  underwriting
guidelines to qualify for conventional financing and the seller  will
be  required  to provide the financing to complete the  sale.   These
"seller financed receivables" or "seller take-back receivables" are the types of non-conventional receivables normally acquired by the Consolidated Group. Because borrowers in this market generally have blemished credit records, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. In conjunction with its investment in non-
conventional   receivables,  while  higher  delinquency   rates   are
expected, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral and the superior yields over normal conventional financing.

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

     The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Company's NPV (the Net Present Value) of financial liabilities is subject to fluctuations in interest rates. The Company continually monitors the sensitivity of net interest income and NPV to changes in interest rates.

      The following table presents, as of September 30, 1996, the Consolidated Group's estimate of the change in its NPV of financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "Asset/ Liability Management".

                                                      Interest Rate Change
                             Carrying  Fair       Decrease   Decrease   Increase Increase
                             Amounts   Value         1%         2%         1%       2%
                                                (Dollars in Thousands)
Financial Assets:
Cash and cash equivalents       $4,461     $4,461    $4,461     $4,461    $4,461    $4,461
Investments:
 affiliated companies            4,522      4,522     4,522      4,522     4,522     4,522
 Available-for-sale                269        269       279        290       258       249
 Held-to-maturity                7,750      7,622     7,780      7,938     7,477     7,331
Real estate contracts
 and mortgage notes             78,932     79,427    82,287     85,337    76,740    74,214
Other receivable investments    11,788     12,404    12,937     13,504    11,903    11,431
                                ------     ------    ------     ------    ------    ------
                              $107,722   $108,705  $112,266   $116,052  $105,361  $102,208
                              ========   ========  ========   ========  ========  ========

Financial Liabilities:
Annuity reserves               $62,440    $62,440   $64,412    $66,629   $60,273   $58,342
Investment certificates         42,149     42,545    43,655     44,731    41,610    40,638
Debt payable                     3,840      3,840     3,840      3,840     3,840     3,840
                                ------     ------    ------     ------    ------    ------
                              $108,429   $108,825  $111,907   $115,200  $105,723  $102,820
                              ========   ========  ========   ========  ========  ========






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

       During fiscal 1997, approximately $13.8 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $62.4 million reprice during fiscal 1997, and approximately $10.9 million of Certificates and other debt will mature during fiscal 1997. These estimates result in repricing of interest sensitive liabilities in excess of interest sensitive assets of approximately $59.5 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 530%. See " RISK FACTORS."

      The Consolidated Group is able to manage this liability to asset mismatch of approximately 5.3:1 by the fact that approximately 85% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the  surrender  charge  in  order  to  receive  payment  in  lieu  of  accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Company has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to payoff maturing liabilities.

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

       In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets,
an   entity   recognizes  the  financial  and  servicing  assets   it   controls
and   the   liabilities   it   has  incurred,  derecognizes   financial   assets
when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect that the application of the provisions of SFAS 125 will have a material effect on the Company's financial condition, results of operations or cash flows.

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

       At   September  30,  1996,  the  Company  had  no  material   commitments
for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Company had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

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

           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

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








                                  /s/ COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     December 6, 1996

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     September 30, 1996 and 1995


                                                   1996           1995
                                               ------------   ------------
                      ASSETS

     Cash and cash equivalents                 $  4,461,315   $  2,979,362
     Investments:
       Investments in affiliated companies        4,522,425      3,022,425
       Available-for-sale securities, at
         market                                     269,305
       Held-to-maturity securities, at
         amortized cost                           7,750,078      8,269,541
       Accrued interest on investments               34,244         46,209
                                               ------------   ------------
           Total cash and investments            17,037,367     14,317,537

     Real estate contracts and mortgage
       notes receivable, net, including real
       estate contracts and mortgage notes
       receivable held for sale of approxi-
       mately $10,408,000 in 1996                80,008,753     60,117,219
     Other receivable investments                11,788,130     16,895,902
     Real estate held for sale                    1,191,495        836,291
     Deferred costs, net                          4,862,046      3,582,202
     Other assets, net, including receivables
       from affilites                             2,378,889        597,421
                                               ------------   ------------
           Total assets                        $117,266,680   $ 96,346,572
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

     Commitments and contingencies (Notes 1
       and 13)

     Stockholders' equity:
       Preferred stock, $10 par (liquidation
         preference $4,131,170 and $3,562,220)      413,117        356,222
       Common stock, $10 par                        100,000        100,000
       Additional paid-in capital                 2,269,137      1,786,991
       Retained earnings                          2,586,654      1,675,738
       Net unrealized loss on investments,
         net of income taxes of $5,221
         and $6,122                                 (10,134)       (11,884)
                                               ------------   ------------
           Total stockholders' equity             5,358,774      3,907,067
                                               ------------   ------------
           Total liabilities and stockholders'
             equity                            $117,266,680   $ 96,346,572
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

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SUMMARY OF ACCOUNTING POLICIES:

            BUSINESS AND REORGANIZATION

            Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio (the Company), was incor-porated on July 25, 1990. Prior to September 9, 1994, the Company was a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. (Metropolitan). Metropolitan is controlled by C. Paul Sandifur, Jr. and his immediate family. On September 9, 1994, the controlling interest in the Company was acquired by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein the Company redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of the Company for $3,600,000, which approximated the net book value of the Company at the trans-action date. Contemporaneous with this redemption, the Company issued 10,000 shares of common stock to National Summit Corp. for $100,000. In addition, various investors holding Metro-politan's common and preferred stock, including members of Mr. Sandifur's immediate family, acquired 30,224 shares of the Company's preferred stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan. The preferred shares issued for the Metropolitan shares were recorded at their face value which approximated recent issuances to unrelated parties. The face value of the preferred shares approximates fair value due to the variable dividend rate associated with such shares (see Note 5).

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

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

            Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method. For receivables acquired after September 30, 1992, net purchase discounts are amortized on an individual receivable basis using the interest method over the remaining contractual term of the receivable. For receivables acquired before October 1, 1992, the Company accounts for its portfolio of discounted receivables using anticipated prepayment patterns to apply the interest method of amortizing discounts. Dis-counted receivables are pooled by the fiscal year of purchase and by similar receivable types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year and scheduled payments, which is consistent with the Company's prior experience on similar receivables and the Company's expectations.

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD
            FOR SALE

            Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of loan. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a real estate investment trust.

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

            ALLOWANCES FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

            The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards
            (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. The Company adopted this new standard on October 1, 1995, which did not have a material effect on the consolidated financial statements. Specific allowances are established for delinquent receivables, as necessary, with net carrying values in excess of $100,000. Additionally, the Company establishes allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company continues interest accruals on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.

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

            DEFERRED COSTS

            Commission expense and other annuity policy and investment certificate issuance costs are deferred. For investment certificate costs, amortization is computed over the expected certificate term which ranges from 6 months to 5 years, using the level yield (interest) method. For annuity costs, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the annuities. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs.

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

            The Company, subsequent to September 9, 1994, is included in the consolidated income tax return with National Summit Corp. Prior to that date, the Company was included in the consoli-dated income tax return with Metropolitan, its former parent. The Company was allocated a current and deferred tax provision from National Summit Corp. or Metropolitan as if the Company filed a separate tax return.

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

            INTEREST RATE RISK

            The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending September 30, 1997, approximately $73,300,000 of the Company's financial liabilities will reprice or mature as compared to approximately $13,800,000 of its financial assets, resulting in a mismatch of approximately $59,500,000. This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 97% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

          The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1996 and 1995 is grouped by the following dollar ranges:

                                                    1996          1995
                                                 -----------   -----------
            Under $15,001                        $ 3,718,664   $ 3,399,194
            $15,001 to $40,000                    22,297,937    22,777,987
            $40,001 to $80,000                    28,746,046    20,210,801
            $80,001 to $150,000                   17,852,524    11,883,730
            Greater than $150,000                 11,050,913     4,057,536
                                                 -----------   -----------
                                                 $83,666,084   $62,329,248
                                                 ===========   ===========

          Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1996 and 1995 are as follows:

                                                    1996          1995
                                                 -----------   -----------
            Less than 8.00%                      $17,315,968   $ 7,003,736
            8.00% to 8.99%                        18,387,426     9,430,059
            9.00% to 9.99%                        19,139,440    13,741,811
            10.00% to 10.99%                      18,781,971    20,058,197
            11.00% to 11.99%                       5,660,121     7,687,561
            12.00% to 12.99%                       2,092,243     2,957,362
            13% or higher                          2,288,915     1,450,522
                                                 -----------   -----------
                                                 $83,666,084   $62,329,248
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

                                                    1996          1995
                                                 -----------   -----------
            Face value of discounted receiv-
              ables                              $73,226,348   $51,768,999
            Face value of originated and
              nondiscounted receivables           10,439,736    10,560,249
            Unrealized discounts, net of
              unamortized acquisition costs       (4,733,938)   (2,614,937)
            Allowance for losses                    (974,487)     (765,130)
            Accrued interest receivable            2,051,094     1,168,038
                                                 -----------   -----------
            Carrying value                       $80,008,753   $60,117,219
                                                 ===========   ===========

          The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                     September 30,
                                            ------------------------------
                                              1996       1995       1994
                                            --------   --------   --------

            Balance, beginning of year      $765,130   $250,572   $ 96,654
            Provision for losses on real
            estate contracts and
               mortgage notes receivable     212,600    103,950    103,000
            Additions from acquisition of
              subsidiary                                310,957
            Recoveries/(write-offs)           (3,243)    99,651     50,918
                                            --------   --------   --------
                                            $974,487   $765,130   $250,572
                                            ========   ========   ========

          At September 30, 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized in accordance with SFAS 114 was approximately $110,000, of which approximately $27,000, representing the amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

          During the year ended September 30, 1996, the average recorded investment in impaired receivables was approximately $82,000. Interest income in the approximate amount of $7,000 was recognized on these receivables during the period in which they were impaired.

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

          Aggregate amounts of the face value of the Company's real estate contracts and mortgage notes receivable at September 30, 1996 expected to be received, based upon contractual payments, are as follows:

            Fiscal Year Ending
               September 30,
            ------------------
              1997                                $ 2,704,968
              1998                                  3,140,885
              1999                                  3,418,511
              2000                                  3,720,676
              2001                                  4,049,550
              Thereafter                           66,631,494
                                                  -----------
              Total                               $83,666,084
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

      3. REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE, CONTINUED:

          During the year ended September 30, 1996, proceeds from securitization transactions were approximately $7,009,000 and resulted in gains of approximately $297,300. The gain realized included approximately $99,000 associated with the estimated fair value of the mortgage servicing rights retained on the pool. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. These mortgage servicing rights were subsequently sold to an affiliated entity prior to September 30, 1996 at the Company's carrying value.

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

          In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company does not expect that the application of the provisions of SFAS 125 will have a material effect on the Company's financial condition, results of operations or cash flows.

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

                                                    1996          1995
                                                 -----------   -----------
            Face value of receivables            $19,103,098   $28,618,310
            Unrealized discounts, net of
              unamortized acquisition costs       (7,314,968)  (11,722,408)
                                                 -----------   -----------
            Carrying value                       $11,788,130   $16,895,902
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

          Aggregate amounts of contractual maturities of other receivables (face amounts) at September 30, 1996 are as follows:

            Fiscal Year Ending
               September 30,
            ------------------
                   1997                          $ 2,549,061
                   1998                            2,553,440
                   1999                            2,106,077
                   2000                            2,296,522
                   2001                            1,599,414
                Thereafter                         7,998,584
                                                 -----------
                Total                            $19,103,098
                                                 ===========

      5.  INVESTMENTS IN AFFILIATED COMPANIES:

          At September 30, 1996 and 1995, investments in affiliated companies consisted of:

                                                   Cost and Carrying Value
                                       Number of   -----------------------
            Type of Shares             Shares         1996         1995
            -------------------------  ---------   ----------   ----------
            Metropolitan Mortgage &
              Securities Co., Inc.:
                Class A common                 9   $  420,205   $  420,205
                Preferred:
                  Series C               116,094    1,160,942    1,160,942
                  Series D                24,328      243,278      243,278
                  Series E-1             105,800    1,058,000    1,058,000
                  Series E-4               1,400      140,000      140,000
                                                   ----------   ----------
                                                    3,022,425    3,022,425
            Consumers Group Holding
              Co., Inc.:
                Common                        19    1,500,000
                                                   ----------   ----------
                                                   $4,522,425   $3,022,425
                                                   ==========   ==========

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
                                        ==========   ==========   ==========   ==========

                                                               1996
                                        -------------------------------------------------
                                        Amortized
                                        Cost         Gross        Gross        Estimated
                                        (Carrying    Unrealized   Unrealized   Market
            Held-to-Maturity            Value)       Gains        Losses       Value
            -------------------------   ----------   ----------   ----------   ----------
            U.S. Government Bonds       $5,735,579   $        0   $ (111,140)  $5,624,439
            Corporate Bonds              2,014,499            0      (16,744)   1,997,755
                                        ----------   ----------   ----------   ----------
                                        $7,750,078   $        0   $ (127,884)  $7,622,194
                                        ==========   ==========   ==========   ==========

                                                               1995
                                        -------------------------------------------------
                                        Amortized
                                        Cost         Gross        Gross        Estimated
                                        (Carrying    Unrealized   Unrealized   Market
            Held-to-Maturity            Value)       Gains        Losses       Value
            -------------------------   ----------   ----------   ----------   ----------
            U.S. Government Bonds       $5,229,949   $        0   $ (144,091)  $5,085,858
            Corporate Bonds              3,039,592            0      (53,985)   2,985,607
                                        ----------   ----------   ----------   ----------
                                        $8,269,541   $        0   $ (198,076)  $8,071,465
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
                                                 ===========

      8.  INVESTMENT CERTIFICATES:

          At September 30, 1996 and 1995, investment certificates consist of:

            Annual
            Interest     Principally
            Rates        Maturing in                1996          1995
            ----------   -------------------     -----------   -----------

            6% to 7%     1997 and 1998           $ 1,547,283   $   810,558
            7% to 8%     1997, 1998 and 1999       1,946,646     1,789,822
            8% to 9%     1999, 2000 and 2001      26,380,522    22,070,089
            9% to 10%    1997 and 2001             8,370,330     2,831,765
            10% to 11%   1997 and 2001               199,926     6,222,424
                                                 -----------   -----------
                                                  38,444,707    33,724,658
            Compound and accrued interest          4,379,164     4,821,238
                                                 -----------   -----------
            Totals                               $42,823,871   $38,545,896
                                                 ===========   ===========

          The weighted average interest rate on outstanding investment certificates at September 30, 1996 and 1995 was approximately 8.5% and 8.8%, respectively.

          Investment certificates (including principal and compound and accrued interest) at September 30, 1996 mature as follows:

            Fiscal Year Ending
               September 30,
            ------------------
                   1997                          $ 7,085,000
                   1998                            9,834,000
                   1999                            8,361,000
                   2000                            6,822,000
                   2001                           10,528,000
                Thereafter                           193,871
                                                 -----------
                Total                            $42,823,871
                                                 ===========

      9.  DEFERRED COSTS:

          An analysis of deferred costs related to annuity acquisition and investment certificates for the years ended September 30, 1996, 1995 and 1994 is as follows:

                                                  Annuity       Investment
                                                  Acquisition   Certificates   Total
                                                  -----------   ------------   ----------
              Balance, September 30, 1993                       $    524,376   $  524,376
                Deferred during the period:
                  Commissions                                        299,748      299,748
                  Other expense                                      144,354      144,354
                                                  -----------   ------------   ----------
                Total deferred costs                                 968,478      968,478
                Amortized during the period                         (262,484)    (262,484)
                                                  -----------   ------------   ----------
              Balance, September 30, 1994                            705,994      705,994
                Increase due to acquisition of
                  life insurance affiliate        $ 2,614,778                   2,614,778
                Deferred during the period:
                  Commissions                         291,050        259,633      550,683
                  Other expense                        47,885        182,142      230,027
                                                  -----------   ------------   ----------
                Total deferred costs                2,953,713      1,147,769    4,101,482
                Amortized during the period          (198,190)      (321,090)    (519,280)
                                                  -----------   ------------   ----------
              Balance, September 30, 1995           2,755,523        826,679    3,582,202
                Deferred during the period:
                  Commissions                         722,861        390,713    1,113,574
                  Other expense                       459,525        194,485      654,010
                                                  -----------   ------------   ----------
                Total deferred costs                3,937,909      1,411,877    5,349,786
                Amortized during the period           (84,773)      (402,967)    (487,740)
                                                  -----------   ------------   ----------
              Balance, September 30, 1996         $ 3,853,136   $  1,008,910   $4,862,046
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

     10.  INCOME TAXES:

          The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1996 and 1995 is as follows:

            1996                                  Assets       Liabilities
            -----------------------------------   ----------   -----------
            Mark to market for investment
              securities                          $    5,238
            Guaranty fund assessments                180,645
            Annuity reserves                         734,150
            Management fee payable                             $  215,686
            Allowance for losses on real estate
              and receivables                        362,436
            Deferred policy acquisition costs                   1,724,548
            Deferred contract acquisition costs
              and discount yield recognition                      958,473
            Net operating loss carryforwards         189,416
            Other                                        743
                                                  ----------   ----------
            Total deferred income taxes           $1,472,628   $2,898,707
                                                  ==========   ==========
            1995                                  Assets       Liabilities
            -----------------------------------   ----------   -----------
            Mark to market for investment
              securities                                       $   73,468
            Guaranty fund assessments             $  150,045
            Annuity reserves                         597,743
            Management fee payable                                402,101
            Allowance for losses on real estate
              and receivables                        196,202
            Deferred policy acquisition costs                     936,878
            Deferred contract acquisition costs
              and discount yield recognition                    1,486,157
            Net operating loss carryforwards         535,500
            Other                                    127,912
                                                  ----------   ----------
            Total deferred income taxes           $1,607,402   $2,898,604
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

          Following is a reconiliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                              1996       1995       1994
                                            --------   --------   --------
            Federal income tax at statu-
              tory rate                     $504,041   $281,270   $137,797
            Affiliate corporate dividend
              received deduction             (47,661)   (49,921)
            Small life insurance company
              deduction                     (225,669)
            Other                              7,240      8,358      2,610
                                            --------   --------   --------
            Income tax provision            $237,951   $239,707   $140,407
                                            ========   ========   ========

          The components of the provision for income taxes are as follows:

                                              1996       1995       1994
                                            --------   --------   --------
            Current                         $103,074   $ 75,458   $  3,907
            Deferred                         134,877    164,249    136,500
                                            --------   --------   --------
                                            $237,951   $239,707   $140,407
                                            ========   ========   ========

     11.  STOCKHOLDERS' EQUITY:

          A summary of preferred and common stock at September 30, 1996 and 1995 is as follows:

                                                         Issued and Outstanding Shares
                                                         ----------------------------------
                                   Authorized Shares           1996              1995
                                   --------------------  ----------------  ----------------
                                     1996      1995      Shares  Amount    Shares  Amount
                                   --------- ---------   ------  --------  ------  --------
              Registered
                 preferred stock:
                   Series S-1        185,000   185,000   36,460  $364,603  35,622  $356,222
                   Series S-2        150,000              4,852   48,514
                   Series S-RP        80,000
                                   --------- ---------   ------  --------  ------  --------
                                     415,000   185,000   41,312  $413,117  35,622  $356,222
                                   ========= =========   ======  ========  ======  ========
              Common stock         2,000,000 2,000,000   10,000  $100,000  10,000  $100,000
                                   ========= =========   ======  ========  ======  ========

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

            The payment of dividends by the Company's wholly owned life insurance subsidiaries are subject to certain restrictions imposed by statute (see Note 14). Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company and surplus arising from unrealized capital gains or the revaluation of assets.

            The Idaho Insurance Code presently requires the life insurance subsidiary domiciled in the state of Idaho to maintain $1 million in common stock and $1 million in contributed surplus. This restriction on the payment of dividends by this life insurance subsidiary provided that $194,000 was available for the payment of dividends at September 30, 1996.

            The Arizona Insurance Code presently requires the life insurance subsidiary domiciled in the state of Arizona to maintain $450,000 in common stock and contributed surplus. This life insurance subsidiary had earned surplus (deficit) of $(1,196,000) at September 30, 1996 and thus is currently restricted from paying dividends.


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

            The Company had the following related-party transactions with Metropolitan and affiliates during fiscal years 1996, 1995 and 1994:


                                                     1996          1995          1994
                                                  -----------   -----------   -----------
              Real estate contracts and mort-
                 gage notes receivable and
                 other receivable investments
                 purchased through Metropolitan
                 or affiliates                    $45,734,241   $42,479,766   $19,495,714

              Capitalized acquisition costs
                 charged to the Company on pur-
                 chased real estate contracts
                 and mortgage notes receivable,
                 including management under-
                 writing fees                       1,753,206     1,967,409       681,991
                                                  -----------   -----------   -----------
              Total cost of real estate con-
                 tracts and mortgage notes and
                 other receivable investments
                 purchased through Metropolitan   $47,487,447   $44,447,175   $20,177,705
                                                  ===========   ===========   ===========
              Real estate contracts and mort-
                 gage notes receivable and other
                 receivable investments sold to
                 Metropolitan or its affiliates                 $17,098,581   $10,122,544

              Gains on real estate contracts and
                 mortgage notes receivable and
                 other receivable investments
                 sold to Metropolitan or its
                 affiliates                                         335,469

              Service fees charged to Metro-
                 politan for property develop-
                 ment assistance                  $ 2,038,202     1,250,017

              Commissions and service fees
                 charged to Metropolitan on
                 sale of Metropolitan's
                 debentures and preferred stock       369,080     1,124,481

              Interest expense paid to Metro-
                 politan and its affiliated
                 companies                                                         11,684


                                                     1996          1995          1994
                                                  -----------   -----------   -----------
              Commissions capitalized as
                 deferred costs, paid to a
                 Metropolitan affiliate on sale
                 of debentures                                       86,491       299,748

              Commissions deducted from addi-
                 tional paid-in capital, paid to
                 a Metropolitan affiliate on
                 sale of preferred stock                             13,249         7,552

              Dividends received on Metro-
                 politan's preferred stock
                 investments                          200,256       256,991


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

          MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .25% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and service fees charged to Metropolitan during the years ended September 30, 1996 and 1995 were approximately $369,000 and $1,125,000, respectively.

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

          The net amount expensed by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the year ended September 30, 1996 and the four-month period ended September 30, 1995 were $90,000 and $25,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1994. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above-described insolvencies. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1994 will be material to its financial condition or results of operations. At September 30, 1996, an estimated future guaranty fund assessment of approximately $334,000 has been recorded, which is net of a 7% discount rate applied to the estimated payment term of approximately seven years.


     14.  STATUTORY ACCOUNTING:

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

                                                Statutory     GAAP
                                                -----------   -----------
            Stockholders' equity:
              1996                              $ 9,505,116   $11,396,286
              1995                                2,248,969     2,743,415

            Net income:
            1996                                    374,703     1,285,135
            1995 (four-month period ended
              September 30, 1995)                    43,574        86,031

            Unassigned statutory funds and
              retained earnings/(deficit):
                1996                             (1,002,284)    1,138,886
                1995                                248,969       755,299

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


     17.  BUSINESS SEGMENT REPORTING:

          The Company principally operates in one industry segment which encompasses the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates, preferred stock and annuity contracts. Additionally, the Company, through a wholly owned subsidiary, operates a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties.

          Information about the Company's separate business segments and in total as of and for the year ended September 30, 1996 is as follows:

                                              Property
                               Primary        Development
                               Operations     Operations     Total
                               ------------   ------------   ------------

            Revenues            $ 12,309,367   $  2,047,082   $ 14,356,449
            Income from opera-
              tions                1,269,143        213,330      1,482,473
            Identifiable assets,
              net                116,817,327        449,353    117,266,680
            Depreciation and
              amortization             3,150          2,616          5,766
            Capital expendi-
              tures                   26,063         47,528         73,591


     18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

          The condensed balance sheets of Summit Securities ("Summit "or the "parent company") at September 30, 1996 and 1995 are as follows:

                                                                 1996           1995
                                                             ------------   ------------
                             ASSETS

              Cash and cash equivalents                     $  1,466,892    $  1,673,584
              Investments                                      4,605,199       3,022,425
              Real estate contracts and mortgage notes
                 receivable and other receivable investments   29,540,599     34,294,855
              Real estate held for sale                           761,980        269,632
              Equity in subsidiary companies                   10,338,846      3,203,359
              Deferred costs, net                               1,118,781        861,601
              Other assets, net                                    95,953         30,698
              Receivables from affiliates                         513,176
                                                             ------------   ------------
                   Total assets                              $ 48,441,426   $ 43,356,154
                                                             ============   ============

                                                                 1996           1995
                                                             ------------   ------------
                           LIABILITIES

              Investment certificates and accrued interest   $ 42,823,871   $ 38,545,896
              Debt payable                                         38,417        104,636
              Accounts payable and accrued expenses                65,961        170,689
              Payable to affiliates                                              400,964
              Deferred income taxes                               154,403        226,902
                                                             ------------   ------------
                   Total liabilities                           43,082,652     39,449,087
                                                             ------------   ------------
                       STOCKHOLDERS' EQUITY

              Preferred stock, $10 par (liquidation
                 preference, $4,131,170 and $3,562,220)           413,117        356,222
              Common stock, $10 par                               100,000        100,000
              Additional paid-in capital                        2,269,137      1,786,991
              Retained earnings                                 2,586,654      1,675,738
              Net unrealized losses on investments                (10,134)       (11,884)
                                                             ------------   ------------
                 Total stockholders' equity                     5,358,774      3,907,067
                                                             ------------   ------------

                 Total liabilities and stockholders' equity  $ 48,441,426   $ 43,356,154
                                                             ============   ============

          Summit's condensed statements of income for the years ended September 30, 1996 and 1995 are as follows:

                                                                  1996          1995
                                                              ------------   -----------
              Revenues:
                 Interest and earned discounts                 $ 4,006,818   $ 3,709,749
                 Dividends                                         200,256       256,991
                 Fees, commissions, service and other income        83,375       104,571
                 Real estate sales                                 434,500       941,500
                 Realized net gains on sales of investments
                   and receivables                                 167,301       318,989
                                                              ------------   -----------
                      Total revenues                             4,892,250     5,331,800
                                                              ------------   -----------

                                                                  1996          1995
                                                              ------------   -----------
              Expenses:
                 Interest, net                                   3,710,164     3,251,334
                 Cost of real estate sold                          479,038       929,481
                 Provision for losses on real estate assets          7,353       305,850
                 Salaries and employee benefits                     70,368
                 Other operating expenses                          665,204       335,356
                                                              ------------   -----------
                      Total expenses                             4,932,127     4,822,021
                                                              ------------   -----------
              Income (loss) from operations before income
                 taxes and equity in net income of
                 subsidiaries                                      (39,877)      509,779
              Income tax benefit (provision)                        55,956      (128,014)
                                                              ------------   -----------
              Income (loss) before equity in net income
                 of subsidiaries                                    16,079       381,785
              Equity in net income of subsidiaries               1,228,443       205,794
                                                              ------------   -----------
              Net income                                      $  1,244,522   $   587,559
                                                              ============   ===========

            Summit's condensed statements of cash flows for the years ended September 30, 1996 and 1995 are as follows:

                                                                  1996          1995
                                                               ------------  -----------
              Cash flows from operating activities:
                 Net income                                    $ 1,244,522   $   587,559
                 Adjustments to reconcile net income to net
                   cash provided by operating activities        (2,343,987)    1,198,232
                                                               ------------  -----------
                      Net cash provided by (used in)
                        operating activities                    (1,099,465)    1,785,791
                                                               ------------  -----------


                                                                  1996          1995
                                                              ------------   -----------
              Cash flows from investing activities:
                 Principal payments on real estate contracts
                   and mortgage notes receivable and other
                   receivable investments                        7,334,388     4,534,137
                 Proceeds from sales of real estate contracts
                   and mortgage notes receivable and other
                   receivable investments                       11,684,033    14,996,805
                 Acquisition of real estate contracts and
                   mortgage notes and other receivable
                   investments                                 (13,719,365)  (25,763,742)
                 Proceeds from real estate sales                    37,323       117,710
                 Purchase of investments                        (1,582,774)
                 Additions to real estate held for sale           (211,464)      (75,353)
                 Net change in investment in and advances to
                   subsidiaries                                 (6,819,434)   (2,661,218)
                                                               ------------  -----------
                      Net cash used in investing activities     (3,277,293)   (8,851,661)
                                                               ------------  -----------

                                                                  1996          1995
                                                               ------------  -----------
              Cash flows from financing activities:
                 Net borrowings (repayments) from banks and
                   others                                          (93,016)     (193,631)
                 Debt issuance costs                              (662,402)     (476,697)
                 Issuance of investment certificates            13,291,967     8,585,470
                 Repayment of investment certificates           (8,571,918)   (2,847,347)
                 Issuance of preferred stock                       539,041       371,956
                 Cash dividends                                   (333,606)     (309,061)
                                                               ------------  -----------
                      Net cash provided by financing
                        activities                               4,170,066     5,130,690
                                                               ------------  -----------
              Net decrease in cash and cash equivalents           (206,692)   (1,935,180)
              Cash and cash equivalents at beginning of year     1,673,584     3,608,764
                                                               ------------  -----------
              Cash and cash equivalents at end of year         $ 1,466,892   $ 1,673,584
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
                                                               ===========   ===========

          Aggregate amounts of principal payments due on the parent company's debt payable are expected to be as follows:

            Fiscal Year Ending
              September 30,
            ------------------

                  1997                              $11,200
                  1998                               11,600
                  1999                               11,600
                  2000                                1,800
                  2001                                1,800
                Thereafter                              417
                                                    -------
                                                    $38,417
                                                    =======

          At September 30, 1996 and 1995, Summit's investment certificates consisted of the following:

                                       Principally
              Annual Interest Rates    Maturing in               1996           1995
              ---------------------    -------------------   ------------   ------------
              6% to 7%                 1997 and 1998         $  1,547,283   $    810,558
              7% to 8%                 1997, 1998 and 1999      1,946,646      1,789,822
              8% to 9%                 1999, 2000 and 2001     26,380,522     22,070,089
              9% to 10%                1997 and 2001            8,370,330      2,831,765
              10% to 11%               1997 and 2001              199,926      6,222,424
                                                             ------------   ------------
                                                               38,444,707     33,724,658
              Compound and accrued interest                     4,379,164      4,821,238
                                                             ------------   ------------
                                                             $ 42,823,871   $ 38,545,896
                                                             ============   ============

          Maturities of the parent company's investment certificates are as follows:

            Fiscal Year Ending
              September 30,
            ------------------
                   1997                             $  7,085,000
                   1998                                9,834,000
                   1999                                8,361,000
                   2000                                6,822,000
                   2001                               10,528,000
                Thereafter                               193,871
                                                    ------------
                                                    $ 42,823,871
                                                    ============

          Summit had the following related party transactions with its various subsidiaries and affiliated entities:

                                                                  1996          1995
                                                               -----------   -----------
              Real estate contracts, mortgage notes and
                 other receivable investments purchased
                 through Metropolitan or affiliates            $12,098,944   $27,624,227

              Contract acquisition costs charged to the
                 Company on purchased real estate contracts,
                 mortgage notes and other receivable
                 investments, including management under-
                 writing fees                                      531,643     1,177,978
                                                               -----------   -----------
              Total costs of real estate contracts,
                 mortgage notes and other receivable
                 investments purchased through Metropolitan    $12,630,587   $28,802,205
                                                               ===========   ===========
              Proceeds on sales of real estate contracts,
                 mortgage notes and other receivable
                 investments to Metropolitan affiliates        $   555,633   $13,345,563

              Realized net gains on sale of receivables
                 to Metropolitan affiliates                             --       206,947

              Commissions capitalized as deferred costs,
                 paid to a Metropolitan affiliate on sale
                 of investment certificates                             --        86,491

              Commissions deducted from additional paid-in
                 capital, paid to a Metropolitan affiliate
                 on sale of preferred stock                             --        13,249

              Dividends received on Metropolitan's
                 preferred stock investments                       200,256       256,991


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

             4(c).        Tri-Party   Agreement   dated   as   of   April    24,
             1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee. (Exhibit 4.c to Registration No. 333-19787).

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

             4(f).         Statement     of     Rights,     Designations     and
             Preferences of Variable Rate Cumulative Preferred Stock Series S-RP. (Exhibit 4.f to Form 10-K file January 13,
             1997)

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

             10(c).         Receivable     Management,      Acquisition      and
             Service Agreement between Arizona Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated October 10, 1996. (Exhibit 4.c to Registration No. 333-19787)

             11.     Statement   Re   Computation   of   Earnings   Per   Common
             Share. (See Financial Statements.)

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

                  REPORT OF INDEPENDENT ACCOUNTANTS

                  ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholder
Summit Securities, Inc.

Our report on the consolidated financial statements of Summit Securities, Inc. and subsidiaries is included in Item 8 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 of this Amended Form 10-K.

In our opinion, these 1996 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                       /s/ COOPERS & LYBRAND

                          Coopers & Lybrand


Spokane, Washington
                                                                December 6, 1996

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES          Schedule II
                  VALUATION AND QUALIFYING ACCOUNTS
           YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994


                              Additions  Additions   Deductions
                   Balance at from       (Reductions)          andBalance
                   Beginning  AcquisitionCharged to  Accounts  at end of
                   of Year        of     Costs and   Written   Year
                              SubsidiariesExpenses        Off
Description                                          (Recovery)

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
                                ==========     ==========     ==========

                                                                     Schedule XV

                             SUMMIT SECURITIES, INC.
                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                               September 30, 1996

Column A            Column B       Column C       Column D
                                                  Amount at Which
                    Amortized      Market         Shown on Balance
                    Cost           Value               Sheet

TYPE OF INVESTMENTS

FIXED MATURITIES

Investments:
  U.S. Government and
  Government Agencies
    and Authorities$  5,735,579  $5,624,439    $  5,735,579
  Corporate Bonds  2,014,499      1,997,755       2,014,499
  Mortgage Backed Bond269,305       269,305         269,305
                  ----------     ----------      ----------
TOTAL FIXED MATURITIES$  8,019,383$7,891,499   $  8,019,383
                  ==========     ==========      ==========
Real Estate Contracts
   and Mortgage Notes
     Receivable $ 80,008,753                   $ 80,008,753
                  ==========                     ==========
Other Investment
   Receivables  $ 11,788,130                   $ 11,788,130


                  ==========                     ==========

Real Estate Held
   for Sale     $  1,191,495                   $  1,191,495
                  ==========                     ==========

Other Assets -
   Policy Loans $      9,066                   $      9,066
                 ===========                    ===========

TOTAL INVESTMENTS$101,016,827                  $101,016,827
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

             SUMMIT SECURITIES, INC.

               /S/ Tom Turner
             By__________________       May 7, 1997
             Tom Turner, President      Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature             Title                           Date



/S/ Tom Turner
_________________________
President/Director      May 7, 1997
Tom Turner


/S/ Philip Sandifur
_________________________                                    Vice
President/Director      May 7, 1997
Philip Sandifur


/S/ Greg Gordon                                    May 7, 1997
_________________________
Secretary/Treasurer
Greg Gordon             Director

/S/ Steven Crooks
________________________                                Principal
Financial               May 7, 1997
Steven Crooks           Officer, Principal
                        Accounting Officer