Form 10-Q
period 1997-03-31
SUMMIT SECURITIES INC /ID/
filed 1997-05-20
CIK 868016

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    10,000 SHARES - Common at April 30, 1997.

                      SUMMIT SECURITIES, INC.





Part I - Financial Information: Index to Part I

Item 1: Financial Statements

  Condensed Consolidated Balance Sheets --
  March 31, 1997 (unaudited)
  and September 30, 1996

  Condensed Consolidated Statements of Operations--
  Three and Six Months Ended March 31, 1997 and
  1996 (unaudited)

  Condensed Consolidated Statements of Cash Flows
  Six Months Ended March 31, 1997 and
  1996 (unaudited)

  Notes to Condensed Consolidated Financial Statements

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  PART I -  FINANCIAL INFORMATION

                      SUMMIT SECURITIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31,    September 30,
                                             1997           1996
                                         (Unaudited)
ASSETS
  Cash and Cash Equivalents              $  8,161,538    $ 4,461,315
  Investments in Affiliated Company         4,522,425      4,522,425
  Available-for-Sale Securities,
    at Market                               1,527,493        269,305
  Held-to-Maturity Securities,
    at Amortized Cost (Market
    value: $8,124,595 and $7,622,194)       8,294,301      7,784,322
  Real Estate Contracts and Mortgage
    Notes and Other Receivables,
    Net of Unrealized Discounts
    and Allowance For Losses              100,748,762     91,796,883
  Real Estate Held For Sale                 2,469,847      1,191,495
  Deferred Acquisition Costs                5,901,578      4,862,046
  Other Assets, net                         1,020,953      2,378,889
                                         ------------   ------------
    TOTAL ASSETS                         $132,646,897   $117,266,680
                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Annuity Reserves                       $ 75,987,049              $
62,439,855
  Investment Certificates and Accrued
    Interest                               47,325,027     42,823,871
  Debt Payable                                 86,769      3,850,970
  Accounts Payable and Accrued Expenses     1,767,556      1,367,131
  Deferred Income Taxes                     1,367,441      1,426,079
                                         ------------   ------------
TOTAL LIABILITIES                         126,533,842    111,907,906
                                         ------------   ------------
STOCKHOLDERS' EQUITY:

  Common Stock, $10 Par Value:
  2,000,000 Shares Authorized:
  10,000 Shares Issued and Outstanding        100,000        100,000

  Preferred Stock, $10 Par Value:
  10,000,000 Shares Authorized:
  47,294 and 41,312 Shares Issued and
  Outstanding (Liquidation Preference
  $4,729,400 and $4,131,170,
   respectively)                              472,940        413,117
  Additional Paid-In Capital                2,775,692      2,269,137
  Retained Earnings                         2,753,482      2,586,654
  Net Unrealized Gains (Losses)
   on Investments                              10,941       (10,134)
                                         ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                  6,113,055      5,358,774
                                         ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $132,646,897   $117,266,680
                                         ============   ============

The accompanying notes are an integral part of these financial statements.

                                    SUMMIT SECURITIES INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                               Three Months Ended      Six Months Ended
                                                 March 31,               March 31,
                                            1997            1996     1997          1996
REVENUES:
  Interest and Earned Discounts         $2,923,662     $2,191,497    $5,665,750   $4,318,113
  Annuity Fees and Charges                  29,696          7,800        41,696       15,600
  Realized Net Gains on Sales of
    Investment Securities                                                                583
  Realized Net Gains on Sales of
    Receivables                             64,919                      382,138
  Real Estate Sales                        267,500        414,000       686,800      627,000
  Dividend Income                           69,671         46,653       121,504       95,276
  Fees, Commissions, Service and
    Other Income                         1,052,304        687,876     1,717,547    1,489,461
                                         ---------      ---------     ---------    ---------
      TOTAL REVENUES                     4,407,752      3,347,826     8,615,435    6,546,033
                                         ---------      ---------     ---------    ---------
EXPENSES:
  Annuity Benefits                       1,093,875        902,402     2,109,272    1,763,766
  Interest                               1,067,611        925,654     2,103,473    1,843,334
  Cost of Real Estate Sold                 248,900        407,851       666,918      621,201
  Provision for Losses on Real
    Estate Contracts and Real
    Estate Held                            241,649         60,373       471,175      280,416
  Salaries and Employee Benefits           481,138        439,802       914,547      847,829
  Commissions to Agents                  1,146,928        383,676     1,505,439      813,038
  Other Operating and Underwriting
     Expenses                              542,399        386,729     1,056,581      784,619
  Less Increase in Deferred Acquisition
    Costs                                (710,768)      (265,964)     (970,271)    (683,519)
                                         ---------      ---------     ---------    ---------
      TOTAL EXPENSES                     4,111,732      3,240,523     7,857,134    6,270,684
                                         ---------      ---------     ---------    ---------
Income Before Income Taxes                 296,020        107,303       758,301      275,349
Provision for Income Taxes                (61,545)         23,581     (130,405)     (23,982)
                                         ---------      ---------     ---------    ---------
NET INCOME                                 234,475        130,884       627,896      251,367
Preferred Stock Dividends                (108,161)       (78,878)     (211,347)    (149,874)
                                         ---------      ---------     ---------    ---------
Income Applicable to Common
  Shareholder                           $  126,314     $   52,006     $  416,549  $  101,493
=========                                =========      =========     =========

The accompanying notes are an integral part of these financial statements.

                      SUMMIT SECURITIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                               Six Months Ended
                                                  March 31,
                                             1997          1996

CASH PROVIDED BY OPERATING ACTIVITIES      $4,352,973     $  617,480
                                           ----------     ----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
  Received                                                 (761,739)
Purchase of Available-
  for-Sale Securities                     (1,230,442)
Purchase of Held-to-
  Maturity Investments                      (995,469)
Proceeds from Sale of Available-
  for-Sale Securities                                        999,790
Proceeds from Maturities of Held-to-
  Maturity Investments                        500,000        500,000
Principal Payments on Real Estate
  Contracts and Mortgage Notes
  and Other Receivables                     4,028,882      8,206,491
Purchase of Real Estate Contracts
  and Mortgage Notes and Other
  Receivables                            (25,753,415)   (18,108,629)
Proceeds From Real Estate Sales               342,002        105,338
Additions to Real Estate Held             (1,390,948)       (73,870)
Proceeds from Sale of Receivables          12,495,596
                                           ----------     ----------
NET CASH USED BY INVESTING
    ACTIVITIES                           (12,003,794)    (9,132,619)
                                           ----------     ----------
FINANCING ACTIVITIES:
Receipts from Annuity Products             15,686,395      8,385,682
Withdrawals of Annuity Products           (4,198,199)    (2,675,888)
Proceeds From Sale of Investment
    Certificates                            6,439,769      4,199,871
Repayment of Investment Certificates      (2,574,252)    (2,904,930)
Increase (decrease) in short-term borrowing(3,805,767)     1,861,462
Debt Issuance Costs                         (302,212)      (257,192)
Payment of contingent purchase price
  for subsidiary purchased
  from related parties                      (249,721)
Issuance of Preferred Stock                   566,378         99,673
Preferred Stock Dividends                   (211,347)      (149,874)
                                           ----------     ----------
NET CASH PROVIDED BY FINANCING
      ACTIVITIES                           11,351,044      8,558,804
                                           ----------     ----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                    3,700,223         43,665
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                               4,461,315      2,979,362
                                            ---------     ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                          $8,161,538     $3,023,027
                                           ==========     ==========
NON CASH INVESTING AND FINANCING
      ACTIVITIES OF THE COMPANY:
  Assumption of Other Debt Payable in
    Conjunction with Purchase of Real
    Estate Contracts and Mortgage Notes    $   51,098     $   26,823
  Real Estate Held for Sale and
    Development Acquired Through
    Foreclosure                               821,747        717,511
  Loans to Facilitate the Sale of
    Real Estate                               344,798        521,662
  Increase In Assets and Liabilities
    Associated with Purchase of
    Subsidiaries:
   Investments                                               493,695
   Other Assets                                              268,044

The   accompanying   notes   are   an   integral   part   of   these   financial
statements.

                      SUMMIT SECURITIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three and  six  months  ended  March  31, 1997  and  1996  and  changes  in  cash
     flows   for   the   six  months  ended  March  31,  1997  and   1996.   The
     results of operations for the six month period ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.

2.      The   principal  amount  of  receivables  as  to  which  payments   were
     in   arrears   more  than  three  months  was  $3,850,000  at   March   31,
     1997 and $3,375,000 at September 30, 1996.

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

5. Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform with the current years' presentation. These reclassifications had no effect on net income or retained earnings as previously presented.

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

7. In 1995, the Company acquired OSL from Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), an affiliated company
     through   common   control.   In  connection   with   the   purchase,   the
     Company agreed to pay a contingent purchase price consideration to Metropolitan based upon the earnings of OSL. During the quarter ended March 31, 1997, the Company paid approximately $250,000 of contingent purchase price to Metropolitan. Due to the affiliated nature of these companies, the payment was recorded as if it was a dividend to Metropolitan.

8. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     The discussions may contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.


Significant Transactions:

      In November 1996, Summit and OSL participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $11.2 million from Summit and OSL, were sold in the securitization with proceeds, after costs, of approximately $121.1 million, with $10.8 million allocated to Summit and OSL. With an amortized carrying value of approximately $10.5 million in the receivables sold in the securitization, Summit and OSL recorded approximately $.3 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold in a public offering approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold in the public offering, approximately $13.3 million in support class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization. Summit and OSL received approximately $9.6 million, after costs, from the securitization and also received approximately $1.2 million in support class and residual class certificates.

       On January 31, 1995, the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), the Company's former parent company, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a
purchase  price  of  $288,950,  which  approximated  the  book  value   of   MIS
at   date   of   purchase.   On  May  31,  1995,  the  Company  consummated   an
agreement with Metropolitan, whereby it acquired OSL effective May 31, 1995, at a purchase price of $2,722,000, which approximated the
current    book   value   of   OSL   at   date   of   purchase,   with    future
contingency payments bases on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL. During the three months ended March 31, 1997, the Company paid approximately $250,000 contingent consideration to Metropolitan.

       On   December   28,  1995,  Summit  and  ILA  Financial   Services   Inc.
(ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of
Summit. The cash purchase price was approximately $1,234,000, which approximated the book value of AZL at the date of purchase. AZL holds licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. AZL is in the business of acquiring
receivables  using  funds  derived  from  the  sale  of  annuities   and   funds
derived  from  receivable  cash  flows.   At  date  of  purchase,  AZL  had   no
outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.

       On February 21, 1997, OSL entered into a reinsurance agreement with Western United Life Assurance (WULA), a subsidiary of
Metropolitan, whereby OSL agreed to reinsure 75% of certain single premium deferred annuity contracts underwritten by WULA. The amount of deferred annuity contracts coinsured by OSL totaled approximately $8.2 million at March 31, 1997.



Financial Condition and Liquidity:

      At March 31, 1997, the Company had cash and cash equivalents of approximately $8.2 million as compared to $7.6 million at December 31, 1996 and $4.5 million at September 30, 1996. Management anticipates that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At March 31, 1997, the Company's receivable portfolio totaled $100.7 million as compared to $88.3 million at December 31, 1996 and $91.8 million at September 30, 1996. Real estate held for sale and development, acquired through receivable foreclosures and direct purchases, totaled $2.5 million at March 31, 1997 as compared to $2.4 million at December 31, 1996 and $1.2 million at September 31, 1996. Total assets were $132.6 million at March 31, 1997 as compared to $118.6 million at December 31, 1996 and $117.3 million at September 30, 1996.

       At March 31, 1997, the Company had outstanding insurance annuity reserve liabilities of $76.0 million as compared to $64.6 million at December 31, 1996 and $62.4 million at September 30, 1996. The Company had outstanding investment certificate liabilities of $47.3 million at March 31, 1997 as compared to $ 45.1 million at December 31, 1996 and $42.8 million at September 30, 1996. Total liabilities were $126.5 million at March 31, 1997 as compared to $112.5 million at December 31, 1996 and $111.9 million at September 30, 1996. Total stockholders' equity was $6.1 million or 4.6% of total assets at March 31, 1997 compared to $6.1 or 5.1% of total assets at December 31, 1996 and $5.4 million or 4.6% of total assets at September 30, 1996.

        Sales of Investment Certificates, net of repayments, and Preferred Stock generated approximately $4.4 million in net cash flow during the six months ended March 31, 1997, while sales of insurance annuity products, net of withdrawals, generated approximately $11.5 million in net cash flow during the same period. Sales and maturities of investments, along with sales of real estate and sales and principal payments on receivables added additional cash flow of approximately $17.4 million during the six month period ended March 31, 1997. The cash flows from these sources along with cash of $4.4 million provided by operating activities were used to invest approximately $25.8 million in receivables, approximately $2.2 million in securities investments, approximately $1.4 million for the acquisition of real estate held for sale and development and fund the repayment of approximately $3.8 million in short-term broker borrowings. At March 31, 1997, the Company had cash and cash equivalents of approximately $8.2 million.


Results of Operations:

       Net income was $628,000 on revenues of approximately $8.6 million for the six months ended March 31, 1997. For the similar period in the prior year, the Company reported net income of $251,000 on revenues of approximately $6.5 million.

        Net income for the comparative six month periods has significantly increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) an increase in overall gains from the sale of investments, receivables and real estate, (3) an increase in fees, commissions and service revenues, and (4) a reduced effective income tax rate due primarily to the effects of the dividend exclusion benefits and the small life insurance company tax benefits; which
were   only   partially   offset  by  (1)  an  increase   in   other   operating
expenses and (2) an increase in the provision for loss on receivables and other real estate assets.

      For the six months ended March 31, 1997, the net interest spread was $1,495,000, while in the prior year's period the spread was $727,000. The increase of $768,000 is the result of additional investments in the receivable portfolio coupled with a slight
decrease   in   the   weighted  average  interest  rate   on   the   outstanding
Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.

      During  the  six  months  ended  March  31,  1997,  the  Company  realized gains on the sale of real estate of $19,900 and gains on the sale of receivables of $382,100 for a total of $402,000. In the prior year's period, the Company realized gains from the sales of investments, real estate and receivables of $5,800. The current year's gain on the sale of receivables is primarily from Summit's and
OSL's participation as co-sellers in a securitization sponsored by Metropolitan Asset Funding, Inc.

       In the current year's period, the Company received approximately $121,500 in dividends from its investments in affiliated companies compared to approximately $95,300 in the prior year's period. In the current year's period, approximately $102,500 were dividends on its preferred stock investment in Metropolitan, its former parent, and $19,000 were dividends on its common stock investment in Consumers Group Holding Company, Inc. In the prior year $95,300 were from dividends on its preferred stock investment in Metropolitan.

       Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate significant fee revenues along with increased operating expenses associated with these revenues. Additionally, commencing May 28, 1995, with the purchase of OSL, and December 28, 1995, with the purchase of AZL, and February 21, 1997, with a new reinsurance agreement with WULA, the Company began to incur significant operating expense relative to its insurance operations. During the six months ended March 31, 1997, the Company generated approximately $1.7 million of fee revenues while incurring $2.5 million in salaries, commissions and other operating expenses less increases in deferred
acquisition   costs.    In   the   prior  year,  the   Company   realized   $1.5
million  of  fee  revenues  offset  by  $1.8  million  of  other  costs.    This
increased net cost, of approximately $500,000, is primarily the result of costs associated with its insurance operations which were only partially offset by an increase in fees generated by its property development subsidiary.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the
Company   provided   for  loss  on  receivables  and  real  estate   assets   of
$471,000 in the current year's period as compared to $280,000 in the prior year's period.

       In comparing the three months ended March 31, 1997 with the prior year's similar period, net income was $234,000 on revenues of
$4.4 million as compared to net income of $131,000 on revenues of approximately $3.3 million.

       Net income for the comparative three month periods has increased as result of improvements from (1) an increased spread between
interest    sensitive    income   and   interest    sensitive    expense,    due
principally   to   the   increased  investment  in  the  receivable   portfolio,
(2)   an   increase   in  overall  gains  from  the  sale  of  receivables   and
real estate, (3) an increase in fees, commissions and service income, and (4) an increase in dividends received from affiliated company investments; all of which were only partially offset by (1) a net increase in expenses, including salaries, commissions and other operating expenses and (2) an increase in the provision for loss on receivables and other real estate assets.

       For   the   three  months  ended  March  31,  1997,  the   net   interest
spread was $792,000 compared to $371,000 in the prior year's similar period. The increase of $421,000 was primarily the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average cost of funds on Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by the insurance subsidiaries.

       During the three months ended March 31, 1997, the Company realized gains on the sale of real estate of $18,600 and gains on the sale of receivables of $64,900 for a total of $83,500. In the prior year, the Company realized gains on the sale of real estate of $6,100 and had no sales of receivables.

       During the three months ended March 1997, the Company received approximately $70,000 in dividends from its investments in affiliated companies compared to $47,000 in the prior year's period. The current year increase was primarily the result of $19,000 in dividends on its stock investment in Consumers Group Holding Company, Inc.

       During the three months ended March 31, 1997, the Company generated approximately $1.1 million of fee revenues while incurring $1.5 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year's period, the Company realized $700,000 of fee revenues offset by $940,000 of other costs.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the
Company   provided   for  loss  on  receivables  and  real  estate   assets   of
$242,000 during the three months ended March 31, 1997 as compared to $60,000 in the prior year's period.


New Accounting Rules:

       In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets,
an   entity   recognizes  the  financial  and  servicing  assets   it   controls
and   the   liabilities   it   has  incurred,  derecognizes   financial   assets
when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company applied this new standard effective January 1, 1997, and it did not have a material effect on the Company's financial position, results of operations or cash flows.

       In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share
(EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and
denominator   of   the   basic   EPS   computation   to   the   numerator    and
denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15,
1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 2.  Changes in Securities

    N/A

Item 3.  Defaults Upon Senior Securities

    N/A

Item 4.  Submission of Matters to a Vote of Security Holders

A. On March 26, 1997, the annual meeting of stockholders was convened.

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

    (a)  Exhibits

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

             4(f).       Statement   of  Rights,   Designations   and
             Preferences of Variable Rate Cumulative Preferred Stock Series S-RP. (Exhibit 4.f to Registration No. 333-19787)

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

             10(c). Receivable Management, Acquisition and Service Agreement between Arizona Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated October 10, 1996. (Exhibit 10(d) to Registration No. 333-19787)

             11. Statement Re Computation of Earnings Per Common Share. (See Financial Statements.)

             *27. Financial Data Schedule

*Filed herewith

    (b) There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SUMMIT SECURITIES, INC.
                                    (Registrant)


                              /S/TOM TURNER


Date: May 20, 1997            ____________________________________
                              Tom Turner
                              President/Director


                              /S/ STEVE CROOKS

Date: May 20, 1997
                              Steve Crooks
                              Principal Accounting Officer
                              Principal Financial Officer