Form 10-Q
period 1997-06-30
SUMMIT SECURITIES INC /ID/
filed 1997-08-19
CIK 868016

FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997.

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


Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	10,000 SHARES - Common at July 31, 1997.


	SUMMIT SECURITIES, INC.





Part I - Financial Information: Index to Part I

Item 1: Financial Statements

	Condensed Consolidated Balance Sheets --
	June 30, 1997 (unaudited)
	and September 30, 1996

	Condensed Consolidated Statements of Income --
	Three and Nine Months Ended June 30, 1997 and
	1996 (unaudited)

	Condensed Consolidated Statements of Cash Flows
	Nine Months Ended June 30, 1997 and
	1996 (unaudited)

	Notes to Condensed Consolidated Financial Statements

Item 2:  Management's Discussion and Analysis of 	Financial Condition
and Results of Operations

Item 3:  Quantative and Qualitative Disclosures about Market Risk

	Not currently applicable. Pursuant to General Instructions to Item 305, disclosures are applicable to the registrant in filings with the commission that include financial statements for fiscal years ended after June 15, 1998.



	PART I -  FINANCIAL INFORMATION

	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		September 30,
	 1997 		 1996
	(Unaudited)
ASSETS
	Cash and Cash Equivalents	$	7,630,092	$	4,461,315
	Investments in Affiliated Company		4,522,425		4,522,425
	Trading Securities, at Market		  702,650
	Available-for-Sale Securities,
	  at Market		4,922,937		269,305
	Held-to-Maturity Securities,
		at Amortized Cost (Market
		value: $8,177,855 and $7,622,194)		7,389,057		7,784,322
	Real Estate Contracts and Mortgage
		Notes and Other Receivables,
		Net of Unrealized Discounts
		and Allowance For Losses		113,217,696		91,796,883
	Real Estate Held For Sale		2,571,110		1,191,495
	Deferred Acquisition Costs, net		7,054,951		4,862,046
	Other Assets, net		3,623,463		2,378,889
					------------		------------
		TOTAL ASSETS	$	151,634,381	$	117,266,680
				==	==========	============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
	Annuity Reserves	$ 94,502,387		$	62,439,855
	Investment Certificates and Accrued
		Interest		48,234,954		42,823,871
	Debt Payable		161,669		3,850,970
	Accounts Payable and Accrued Expenses		770,306		1,367,131
	Deferred Income Taxes		1,400,187		1,426,079
					------------		------------
TOTAL LIABILITIES		145,069,503		111,907,906
					------------		------------
STOCKHOLDERS' EQUITY:

	Common Stock, $10 Par Value:
	2,000,000 Shares Authorized:
	10,000 Shares Issued and Outstanding		100,000		100,000



	Preferred Stock, $10 Par Value:
	10,000,000 Shares Authorized:
	50,555 and 41,312 Shares Issued and
	Outstanding (Liquidation Preference
	$5,055,460 and $4,131,170,
	 respectively)		505,546		413,117
	Additional Paid-In Capital		3,050,936		2,269,137
	Retained Earnings		2,886,979		2,586,654
	Net Unrealized Gains (Losses)
   on Investments		21,417		(10,134)
					------------		------------
TOTAL STOCKHOLDERS' EQUITY		6,564,878		5,358,774
					------------		------------
TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY	$	151,634,381	$	117,266,680
				============	============

The accompanying notes are an integral part of these financial statements.


	SUMMIT SECURITIES INC.
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(UNAUDITED)

		Three Months Ended	Nine Months Ended
		June 30,		June 30,
	1997 		1996	1997	1996
REVENUES:
	Interest and Earned Discounts		$3,355,906		$2,509,330	$9,021,656 		$6,827,443
	Annuity Fees and Charges		23,995		7,800		65,691		23,400
	Realized Investment Gains 		50,000				50,000		583
	Realized Net Gains on Sales of
		Receivables		9,944		297,300		392,082		297,300
	Real Estate Sales		588,900		102,000		1,275,700		729,000
	Dividend Income		68,494		51,920		189,998		147,196
	Fees, Commissions, Service and
		Other Income		671,215		788,318		2,388,762		2,277,779
					---------		---------		---------		---------
			TOTAL REVENUES		4,768,454		3,756,668	13,383,889		10,302,701
					---------		---------		---------	----------
EXPENSES:
	Annuity Benefits		1,361,990		942,077		3,471,262		2,705,843
	Interest		1,080,033		931,816		3,183,506		2,775,150
	Cost of Real Estate Sold		597,508		101,283		1,264,426		722,484
	Provision for Losses on Real
		Estate Contracts and Real
		Estate Held		179,435		(3,268)		650,610		277,148
	Salaries and Employee Benefits		529,007		383,173		1,443,554		1,231,002
	Commissions to Agents		1,289,887		545,802		2,795,326		1,358,840
	Other Operating and Underwriting
		Expenses		501,784		444,899		1,558,365		1,229,518
	Less Increase in Deferred Acquisition

		Costs		(1,071,887)		(211,006)		(2,042,158)		(894,525)
					---------		---------		---------		---------
			TOTAL EXPENSES		4,467,757		3,134,776		12,324,891		9,405,460
					---------		---------		---------		---------
Income Before Income Taxes		300,697		621,892		1,058,998		897,241
Provision for Income Taxes		(51,080)		(127,003)		(181,485)		(150,985)
					---------		---------		---------		---------
NET INCOME		249,617		494,889		877,513		746,256
Preferred Stock Dividends		(116,122)		(87,824)		(327,469)		(237,698)
					---------		---------		---------		---------
Income Applicable to Common
	Shareholder		$  133,495		$  407,065		$  550,044		$  508,558
				  ==========			==========	=	=========		==========

The accompanying notes are an integral part of these financial statements.


	SUMMIT SECURITIES, INC.
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)

		Nine Months Ended
		June 30,
	 1997 		 1996

CASH PROVIDED BY OPERATING ACTIVITIES		$1,341,918		$1,073,159
					----------		----------
INVESTING ACTIVITIES:
Purchase of Subsidiaries Net of Cash
	Received				(761,739)
Purchase of Investment in Affiliated
	Company				(1,500,000)
Purchase of Available-
	for-Sale Securities		(5,260,255)		(267,428)
Purchase of Held-to-
	Maturity Investments		(995,469)		(486,753)
Proceeds from Sale of Available-
	for-Sale Securities				999,790
Proceeds from Maturities of Held-to-
	Maturity Investments		1,500,000		500,000
Principal Payments on Real Estate
	Contracts and Mortgage Notes
	and Other Receivables		6,153,985		11,103,022
Purchase of Real Estate Contracts
	and Mortgage Notes and Other
	Receivables		(40,814,515)		(27,273,340)
Proceeds From Real Estate Sales		930,902		40,861
Additions to Real Estate Held		(1,602,236)		(56,351)
Proceeds from Sale of Receivables		12,711,640		7,008,862
					----------		----------
NET CASH USED BY INVESTING
		ACTIVITIES		(27,375,947)		(10,693,076)
					----------		----------
FINANCING ACTIVITIES:
Receipts from Annuity Products		35,427,722		12,000,652
Withdrawals of Annuity Products		(6,774,550)		(4,584,388)
Proceeds From Sale of Investment
	Certificates		9,771,879		8,707,422
Repayment of Investment Certificates		(5,188,139)		(6,321,526)
Decrease in short-term borrowing		(3,816,050)		(90,843)
Debt Issuance Costs		(515,096)		(421,132)


Payment of contingent purchase price
  for subsidiary purchased
	from related parties		(249,719)
Issuance of Preferred Stock		874,228		235,437
Preferred Stock Dividends		(327,469)		(237,698)
					----------		----------
NET CASH PROVIDED BY FINANCING
			ACTIVITIES		29,202,806		9,287,924
					----------		----------
NET INCREASE (DECREASE) IN CASH
		AND CASH EQUIVALENTS		3,168,777		(331,993)

CASH AND CASH EQUIVALENTS, BEGINNING
		OF PERIOD		4,461,315		2,979,362
					---------		----------
CASH AND CASH EQUIVALENTS,
		END OF PERIOD		$7,630,092		$2,647,369
					==========		==========
NON CASH INVESTING AND FINANCING
			ACTIVITIES OF THE COMPANY:
	Assumption of Other Debt Payable in
		Conjunction with Purchase of Real
		Estate Contracts and Mortgage Notes		$  134,355		$   26,823
	Real Estate Held for Sale and
		Development Acquired Through
		Foreclosure		1,372,389		1,150,717
	Loans to Facilitate the Sale of
		Real Estate		344,798		688,139
	Transfer of available-for-sale securities
		to trading securities		652,650
  Increase In Assets and Liabilities
		Associated with Purchase of
		Subsidiaries:
	 Investments				493,695
	 Other Assets				268,044

The accompanying notes are an integral part of these financial statements.


	SUMMIT SECURITIES, INC.

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.	In the opinion of the Company, the accompanying unaudited
condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and nine months ended June 30, 1997 and 1996 and changes in cash flows for the nine months ended June 30, 1997 and 1996. The results of operations for the nine month period ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1996 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1996 Form 10-K.

2.	 The principal amount of receivables as to which payments were in arrears more than three months was $4,200,000 at June 30, 1997 and $3,375,000 at September 30, 1996.

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




9.	 During the quarter ended June 30, 1997, the Company transferred the previously described retained subordinate and residual class certificates from available-for-sale to trading as required by SFAS No. 115. SFAS 115 establishes that trading securities are to be measured at fair value with unrealized gains and losses included in net earnings. In the quarter ended June 30, 1997, $50,000 of unrealized gains on trading securities are included in net earnings.

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

Significant Transactions:

	In November 1996, Summit Securities, Inc. (Summit) and Old Standard Life Insurance Company (OSL) participated as two of the four co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc., an affiliated company. Approximately $126.7 million of receivables, with $11.2 million from Summit and OSL, were sold in the securitization with proceeds, after costs, of approximately $121.1 million, with $10.8 million allocated to Summit and OSL. With an amortized carrying value of approximately $10.5 million in the receivables sold in the securitization, Summit and OSL recorded approximately $.3 million in pre-tax gains from their portion of the sale. Metropolitan Asset Funding, Inc. sold in a public offering approximately $113.4 million in varying classes of mortgage pass-through certificates. In addition to the certificates sold in the public offering, approximately $13.3 million in support class certificates and residual class certificates were returned to the various co-sellers of the collateral included in the securitization. Summit and OSL received approximately $9.6 million, after costs, from the securitization and also received approximately $1.2 million in support class and residual class certificates.

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

	On December 28, 1995, Summit and ILA Financial Services Inc.
(ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life Insurance Company, (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of Summit. The cash purchase price was approximately $1.2 million, which approximated the book value of AZL at the date of purchase. AZL held licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. AZL is in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. At date of purchase, AZL had no outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.

	On February 21, 1997, OSL entered into a reinsurance agreement with Western United Life Assurance Company (WULA), a subsidiary of Metropolitan, whereby OSL agreed to reinsure 75% of certain single premium deferred annuity contracts underwritten by WULA. The amount of deferred annuity contracts coinsured by OSL totaled approximately $21.3 million at June 30, 1997.

Financial Condition and Liquidity:

	As of June 30, 1997, the Company had cash or cash equivalents of approximately $7.6 million and liquid investments (trading or available-for-sale securities) of $5.6 million compared to $8.2 million in cash and cash equivalents and $1.5 million in liquid investments at March 31, 1997, $7.6 million in cash and cash equivalents and $1.5 million in liquid investments at December 31, 1996 and $4.5 million in cash and cash equivalents and $269,000 in liquid investments at September 30, 1996. Management anticipates that cash, cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At June 30, 1997, total cash and investments, including held to maturity securities and investments in affiliates, were $25.2 million compared to $22.5 million at March 31, 1997, $22.0 million at December 31, 1996 and $17.0 million at September 30, 1996. During the nine months ended June 30, 1997, funds generated by operating activities totaled $1.3 million. Funds provided by financing activities were $29.2 million, which included a $4.9 million net cash inflow from the sale of preferred stock and investment certificates, less repayments, and net cash inflow from annuity products of $28.7 million which were offset by repayments to banks and others of $4.1 million and payment of preferred stock dividends of $327,000. Funds used in investing activities of $27.4 million, which included $1.5 million net cash inflow from investment maturities, $18.9 million net cash inflow from sales proceeds and collections of receivables and $931,000 net cash inflow from real estate sales were used to purchase investment securities of $6.3 million, fund new receivable quisitions of $41.0 million, and additions to real estate held of $1.6 million.

	The receivable portfolio totaled $113.2 million at June 30, 1997 compared to $100.7 million at March 31, 1997, $88.3 million at December 31, 1996 and $91.8 million at September 30, 1996. During the nine months ended June 30, 1997, the change resulted from the acquisition of receivables totaling $41.0 million plus an additional $345,000 in loans to facilitate the sale of real estate being partially offset by sale proceeds and collections of principal of $18.9 million and $1.5 million in reductions due to foreclosed receivables. Real estate held for sale totaled $2.6 million at June
30, 1997, compared to $2.5 million at March 31, 1997, $2.4 million at December 30, 1996 and $1.2 million at September 30, 1996.

	Insurance annuity reserves totaled $94.5 million at June 30, 1997 as compared to $76.0 million at March 31, 1997, $64.6 million at December 31, 1996 and $62.4 million at September 30, 1996. The increase of $32.1 million for the nine months ended June 30, 1997 resulted from credited earnings of $3.4 million, and a $28.7 net cash inflow as receipts from the sales and reinsurance of annuity products of $35.4 million exceeded the withdrawals of $6.7 million. The Company had outstanding investment certificate liabilities of $48.2 million at June 30, 1997, compared to $47.3 million at March 31, 1997, $45.1 million at December 31, 1996 and $42.8 million at September 30, 1996. For the nine months ended June 30, 1997, net cash inflow from issuance less maturities of debentures was $4.6 million plus an additional $827,000 decrease in credited interest held. During the nine months ended June 30, 1997, the Company decreased the short term borrowing portion of its debt payable by $3.8 million leaving $162,000 in debt payable as of June 30, 1997.

	Total assets were $151.6 million at June 30, 1997 as compared to $132.6 million at March 31, 1997, $118.6 million at December 30, 1996 and $117.3 million at September 30, 1996. Total liabilities were $145.1 million at June 30, 1997 compared to $126.5 million at March
31, 1997, $112.5 million at December 30, 1996 and $111.9 million at September 30, 1996. Total stockholders' equity was $6.6 million or 4.3% of total assets at June 30, 1997, as compared to $6.1 million or 4.6% of total assets at March 31, 1997, $6.1 million or 5.1% of total assets at December 31, 1996 and $5.4 million or 4.6% of total assets at September 30, 1996.

Results of Operations:

	Net income was $878,000 on revenues of approximately $13.4 million for the nine months ended June 30, 1997. For the similar period in the prior year, the Company reported net income of $746,000 on revenues of approximately $10.3 million.

	Net income for the comparative nine month periods has increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio,
(2) unrealized holding gains on trading securities that were transferred from the available-for-sale portfolio in the current quarter, (3) an increase in overall gains from the sale of investments, receivables and real estate, and (4) an increase in fees, commissions and service revenues; which were only partially offset by (1) an increase in other operating expenses and (2) an increase in the provision for loss on receivables and other real estate assets.

	For the nine months ended June 30, 1997, the net interest spread was $2.4 million while in the prior year's period the spread was $1.4 million. The increase of $1.0 million is the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average interest rate on the outstanding Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by OSL.


	During the nine months ended June 30, 1997, the Company realized gains on the sale of real estate of $11,300 and gains on the sale of receivables of $392,100 for a total of $403,400. In the prior year's period, the Company realized gains from the sales of real estate and investments of $7,100 and gains from the sale of receivables of $297,300. The current year's gain on the sale of receivables is primarily from Summit's and OSL's participation as co-sellers in a securitization sponsored by Metropolitan Asset Funding, Inc., while the prior year's gain was primarily from Summit's and OSL's participation as co-sellers in a securitization sponsored by Tryon Mortgage Funding, Inc.

	During the nine months ended June 30, 1997, the Company received approximately $190,000 in dividends from its investments in affiliated companies compared to approximately $147,000 in the prior year's period. In the current year's period, approximately $155,300 were dividends on its preferred stock investment in Metropolitan, its former parent, and $34,700 were dividends on its common stock investment in Consumers Group Holding Company, Inc. In the prior year, $147,000 were from dividends on its preferred stock investment in Metropolitan Mortgage & Securities Co., Inc.

	Commencing January 31, 1995, with the purchase of MIS and the creation of a property development subsidiary, the Company began to generate significant fee revenues along with increased operating expenses associated with these revenues. Additionally, commencing May 28, 1995, with the purchase of OSL, and December 28, 1995, with the purchase of AZL, and February 21, 1997, with a new reinsurance agreement with WULA, the Company began to incur significant operating expense relative to its insurance operations. During the nine months ended June 30, 1997, the Company generated approximately $2.4 million of fee revenues while incurring $3.8 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized $2.3 million of fee revenues offset by $2.9 million of other costs. This increased net cost, of approximately $800,000, is primarily the result of costs associated with its insurance operations, which were only partially offset by an increase in fees generated by its property development subsidiary. In the future, FAS 131 will require segment disclosure in 10-Q's.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $651,000 in the current year's period as compared to $277,000 in the prior year's period.

	In comparing the three months ended June 30, 1997 with the prior year's similar period, net income was $250,000 on revenues of $4.8 million as compared to net income of $495,000 on revenues of approximately $3.8 million.

	Net income for the comparative three month periods has decreased as result of (1) a net increase in expenses, including salaries, commissions and other operating expenses, (2) an increase in the provision for loss on receivables and other real estate assets, (3) a decrease in fees, commissions and service income, and (4) last years participation by Summit and OSL as co-sellers in a securitization sponsored by Tryon Mortgage Funding, Inc.; all of which were only partially offset by (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) an increase in dividends received from affiliated company investments, and (3) unrealized holding gains on trading securities that were transferred from available-for-sale in the current quarter.

	For the three months ended June 30, 1997, the net interest spread was $938,000 compared to $643,000 in the prior year's similar period. The increase of $295,000 was primarily the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average cost of funds on Investment Certificates issued by the Company and the lower cost of insurance annuity funds generated by the insurance subsidiaries.

	During the three months ended June 30, 1997, the Company realized losses on the sale of real estate of $9,000 and gains on the sale of receivables of $10,000 for a net gain of $1,000. In the prior year, the Company realized gains on the sale of real estate of $700 and had $297,000 in gains on sale of receivables due primarily to Summit and OSL's participation as co-sellers in a securitization sponsored by Tryon Mortgage Funding, Inc. The Company recognized $50,000 in unrealized holding gains on their trading securities in the current quarter ended June 30, 1997 with no similar gain in the prior year.

	During the three months ended June 30, 1997, the Company received approximately $68,000 in dividends from its investments in affiliated companies compared to $52,000 in the prior year's period. The current year increase was primarily the result of $16,000 in dividends on its stock investment in Consumers Group Holding Company, Inc.

	During the three months ended June 30, 1997, the Company generated approximately $671,000 of fee revenues while incurring $1.2 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year's period, the Company realized $788,000 of fee revenues offset by $1.2 million of other costs. The decrease in fees resulted primarily from a decrease in broker/dealer activity of MIS.

	In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $179,000 during the three months ended June 30, 1997 as compared to a $3,000 recapture of loss reserves in the prior year's period. The increase in reserves is due primarily to the increased investment in the receivable portfolio.

New Accounting Rules:

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

	In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements.
SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects, if any, of SFAS No. 130 on the consolidated financial statements.

	Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No.
131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issues to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.



	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

	There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 2.	Changes in Securities

	N/A

Item 3.	Defaults Upon Senior Securities

	N/A

Item 4.	Submission of Matters to a Vote of Security Holders

A.	There were no matters submitted to a vote of Security Holders during the reporting period.

Item 5.	Other Information

	N/A

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	3.	Articles of Incorporation of the Company.  (Exhibit 3(a)
to (Registration No. 33-36775).

	3(b).	Bylaws of the Company.  (Exhibit 3(b) to Registration
No. 33-36775).

	4(a).	Indenture dated as of November 15, 1990 between Summit
and West One Bank, Idaho, N.A., Trustee. (Exhibit 4(a) to Registration No. 33-36775).

	4(b).	Amendment to Indenture dated as of November 15, 1990
between Summit and West One Bank, Idaho, N.A., Trustee.
(Exhibit 4(b) to Registration No. 33-36775).

	4(c).	Tri-Party Agreement dated as of April 24, 1996 between
West One Bank, First Trust and Summit, appointing First
Trust as successor Trustee.  (Exhibit 4.c to
Registration No. 333-19787).

	4(d).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-1.
(Exhibit 4.c to Registration No. 33-57619)

	4(e).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-2.
(Exhibit 4.c to Registration No. 333-115)

	4(f).	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-RP.
(Exhibit 4.f to Form 10-K filed January 13, 1997)

	4.(g)	Statement of Rights, Designations and Preferences of
Variable Rate Cumulative Preferred Stock Series S-3.
(Exhibit 4.d to Amendment No. 3 to Registration No. 333-
19787)

	10(a).	Receivable Management, Acquisition and Service Agreement
between Summit Securities, Inc. and Metropolitan
Mortgage & Securities Co., Inc. dated September 9, 1994.
		(Exhibit 10.(a) to registration No. 33-57619).

	10(b).	Receivable Management, Acquisition and Service Agreement
between Old Standard Life Insurance Company and
Metropolitan Mortgage & Securities Co., Inc. dated
December 31, 1994. (Exhibit 10(b) to Registration No.
33-57619).

	10(c).	Receivable Management, Acquisition and Service Agreement
between Arizona Life Insurance Company and Metropolitan
Mortgage & Securities Co., Inc. dated October 10, 1996.
(Exhibit 10(d) to Registration No. 333-19787)

	11.	Statement Re Computation of Earnings Per Common Share.
(See Financial Statements.)

	*27.	Financial Data Schedule

*Filed herewith

	(b)	There have been no reports on Form 8-K filed during the
	quarter for which this report is filed.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	SUMMIT SECURITIES, INC.
			(Registrant)


	/S/TOM TURNER


Date: August ___, 1997	____________________________________
	Tom Turner
	President/Director


	/S/ STEVE CROOKS

Date: August ___, 1997
	Steve Crooks
	Principal Accounting Officer
	Principal Financial Officer