Form 10-K405
period 1997-09-30
SUMMIT SECURITIES INC /ID/
filed 1998-01-07
CIK 868016

                         United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

      For the fiscal year ended September 30, 1997

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from ____________ to ____________

                 Commission file number 33-36775

                     SUMMIT SECURITIES, INC.

AN IDAHO CORPORATION              IRS EMPLOYER NO.:  82-0438135

       929 WEST SPRAGUE AVENUE, SPOKANE, WASHINGTON  99201
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The voting stock of the registrant is not traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

      Single Class: 10,000 shares

      Documents incorporated by reference:  None.

                                    PART I

ITEM 1.     BUSINESS

Terms

      For ease of reading, the following is a compilation of several of the defined terms which appear regularly within this document.

      Arizona Life:  Arizona Life Insurance Company

      Certificates: This term refers to the Installment Certificates issued by Summit.

      Consolidated Group: This term refers to the combined businesses consisting of Summit and all subsidiaries.

      MIS:  Metropolitan Investment Securities, Inc.

      Old Standard:  Old Standard Life Insurance Company.

      Preferred Stock: This term refers jointly to all series of Preferred Stock issued by Summit.

      Receivables: Investments in cash flows, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments.

      Summit:  Summit Securities, Inc.

      Affiliated Companies: The following companies are affiliated with Summit through the common control of C. Paul Sandifur, Jr. These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

            Metropolitan: Metropolitan Mortgage & Securities Co., Inc., Summit's former parent company.

            Metwest:  Metwest Mortgage Services Inc., a subsidiary of
      Metropolitan.

            Western United: Western United Life Assurance Company, a subsidiary of Metropolitan.

                       ORGANIZATIONAL CHART
                    (as of September 30, 1997)


                      National Summit Corp.
                               |
                               |
                              100%
                     Summit Securities, Inc.
                               |
_______________________________|__________________________________
      |                        |                         |
     100%                     100%                      100%
 Metropolitan                Summit                 Summit Group
  Investment                Property              Holding Company
  Securities,             Development,                   |
     Inc.                     Inc.                       |
                                                        100%
                                                 Old Standard Life
                                                 Insurance Company
                                                         |
                                                         |
                                                        100%
                                                    Arizona Life
                                                 Insurance Company

      The above chart lists the Consolidated Group's principal operating subsidiaries and their ownership.

      National Summit Corp.: Parent Company, inactive except as owner of Summit Securities, Inc. Wholly owned by C. Paul Sandifur, Jr., President of Metropolitan.

      Summit Securities, Inc.: Invests in Receivables and other investments principally funded by proceeds from Receivable investments, other investments, and securities offerings.

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

                                   BUSINESS

INTRODUCTION

      The Consolidated Group consists of Summit, and several subsidiaries including insurance companies (Old Standard and Arizona Life), a securities broker/dealer (MIS), and a property development services company (Summit Property Development). Summit, Old Standard and Arizona Life are engaged in the business of investing in Receivables and other assets through funds provided by annuity sales, Receivable investment proceeds, certificate sales, preferred stock sales, sales of Receivables and the resale of repossessed real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable investments and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation.

      Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, Metropolitan and C. Paul Sandifur, Jr. completed a sale of the common stock of Summit to National Summit Corp. National Summit Corp. is a holding company wholly owned by C. Paul Sandifur Jr. Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit, through Metropolitan.
Following the sale, Mr. Sandifur continues to hold effective control of Summit through National Summit Corp. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      On January 31, 1995, Summit acquired a securities broker/dealer, MIS, from Metropolitan. Also, on January 31, 1995, Summit Property Development, Inc. commenced operations, providing real estate development services to Metropolitan and its subsidiaries. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      On May 31, 1995, Summit, through a wholly owned holding company, purchased Old Standard from Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      On June 1, 1995, Old Standard entered into a Stock Purchase Agreement with ILA Financial Services, Inc. to acquire Arizona Life, an insurance company domiciled in Arizona. The acquisition was completed on December 28, 1995. Arizona Life had been inactive since approximately August 1994, except to the extent necessary to retain its licenses. Arizona Life held licenses to engage in insurance sales in seven states. Obtaining access to these additional markets was the principal purpose for the purchase. During 1996, Arizona Life commenced annuity sales and investing in Receivables, similar to the activities of Old Standard. See "BUSINESS-Annuity Operations," & "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

      As of September 30, 1997, Summit's personnel consisted of its officers and directors, an accountant and an attorney. See "MANAGEMENT" under Item 10. Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred Shareholders and its duties under the Indenture pursuant to which it issues Certificates and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

      On September 30, 1997, Summit's subsidiaries had a combined total of forty employees.

NEW INITIATIVE-COMMERCIAL LOAN ORIGINATIONS

      During 1997, the Consolidated Group (principally Old Standard) began originating loans collateralized by multi-family properties, and commercial properties, referred to collectively as Commercial Loans. The Consolidated Group currently projects expansion of these activities during 1998. Current projections include the possibility that the substantial majority of the Consolidated Group's Receivable acquisitions during 1998 may be new Commercial Loan originations. This projection is in part due to management's current perception that this market may be inadequately served by lenders who are flexible in their underwriting and pricing policies.

      These Commercial Loans are generally small to mid-sized loans and originated for less than $5 million. They are individually underwritten and individually priced based upon the circumstances in each case. Factors which management considers relevant to the lending decision include the property type, the borrower's credit, the type of business, the economy of the region, and the amount of the loan compared to the collateral value. Underwriting policies for these loans frequently require a personal guarantee from the individual borrower. The loans are priced based upon the perceived risk in each circumstance. Through approximately December 15, 1997, the average weighted annual yield (including fees and points) was approximately 14% on the Consolidated Group's Commercial Loans which have been committed to or closed through that date. Frequently, the loans closed to date have required short-term balloon payments (approximately 2-5 years). However, because the Consolidated Group individually underwrites and prices these loans, the current terms may not be a reflection of the terms which may be negotiated in future transactions.

      Because originating Commercial Loans is a new initiative, management is unable to predict with any certainty whether it will be able to, or will desire to continue to originate Commercial Loans in these potential volumes, or that these lending activities will achieve desirable yields. Factors including competition from other lenders, fluctuations in market interest rates for these types of loans and the Consolidated Group's default and loss experience are expected to impact the Consolidated Group's expansion into this market.

RECEIVABLE INVESTMENTS

      Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. The Consolidated Group anticipates continuing to acquire Receivables pursuant to this agreement to the extent its new commercial lending initiative does not achieve its projections. Metropolitan has been investing in Receivables for its own account for over forty years. The evaluation, underwriting, and closing is performed at Metropolitan's headquarters in Spokane, Washington. The Receivable acquisition fees are based upon yield requirements established by each company. Each company pays, as its Receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the Receivable is acquired. In 1997, the Consolidated Group paid Metropolitan approximately $3,385,000 in compensation for Receivable acquisition services.

      Metwest, a subsidiary of Metropolitan, provides Receivable collection and servicing for a fee to Summit, Old Standard and Arizona Life. During 1997, the Consolidated Group paid Receivable collection and servicing fees of approximately $341,000 to Metwest.

      Management believes that the terms and conditions of the agreements with Metropolitan and Metwest are at least as favorable to members of the Consolidated Group as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by prior written notice to the other party.

      Types of Receivables

      The Consolidated Group's Receivable acquisitions include two principal types of Receivables: 1) Receivables collateralized by real estate and 2) lotteries, structured settlements, annuities, and other cash flows.

      Secondary Mortgage Markets

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

      Receivable Acquisition Volume

      The Consolidated Group's real estate Receivable and other Receivable investment acquisition activities grew from approximately $44.4 million in 1995, to $47.5 million in 1996, and to $72.8 million in 1997. During 1997, the average monthly acquisition volume was in excess of $6 million.

Receivables Acquisitions:  Sources, Strategies and Underwriting

      The following information describes Metropolitan's Receivable acquisition and underwriting procedures as of the date of this prospectus. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and the Consolidated Group.

      Metropolitan has developed marketing techniques, sources and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired or originated by the Consolidated Group consist of non-conventional, "B/C" loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending. This type of lending requires that the lender focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default and, to a lesser extent, the ability of a borrower to repay.

      Private Secondary Mortgage Market Sources

      Historically, the majority of the Consolidated Group's Receivables are acquired through the private secondary mortgage market. See "BUSINESS-Receivable Investments-Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables has been independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

      Metropolitan's private secondary market acquisition strategy is designed to provide flexible structuring and pricing alternatives to the Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase quality Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: 1) centralizing acquisition activities, 2) expanding the use of Metropolitan's Receivable submission software, BrokerNet,
3) flexible and strategic pricing and closing programs, and 4) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

      Institutional Secondary Mortgage Market Sources

      These portfolios of real estate Receivables are acquired by Metropolitan from banks, savings and loan organizations, the Resolution Trust Corporation, the Federal Deposit Insurance Corporation and other financial institutions.

      An institutional seller typically offers a loan pool for sale in order to provide liquidity, to meet regulatory requirements, to liquidate assets or for other business reasons. Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the institutional secondary department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

      Institutional acquisitions are typically negotiated through direct contact with the portfolio departments at the various selling institutions, or acquired through bidding at an auction. The closing costs per loan for institutional acquisitions is generally lower than private secondary mortgage market acquisitions. However, the investment yield is also generally lower than yields available in the private market.

      Metropolitan has recently hired additional sales and support staff and is exploring new marketing methods in an attempt to increase its institutional pool purchase activities.

      Loan Originations Sources

      During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating first lien residential mortgage loans. Metwest is currently licensed as a lender or is exempt from licensing in twenty-nine states.

      Metwest originates loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

      During the fiscal year ended September 30, 1997, Metwest originated an average of approximately 47 loans per month. This volume was below original projections. In an effort to increase its volume, Metwest has changed management staff and is adding additional sales staff. Also, Metwest has developed several new pricing programs for loan originations. Management can give no assurance that these efforts will increase origination volume.

      Correspondent Lending

      During 1996, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agrees to acquire loans at a specified yield immediately after their origination, so long as they comply with Metropolitan's underwriting guidelines as specified in the agreements. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing. Metropolitan has added staff to support growth in its correspondent lending activities. Management can give no assurance that these efforts will increase correspondent lending volumes.

      Real Estate Receivable Underwriting and Pricing

      Metropolitan's loan correspondent underwriting guidelines and Metwest's loan origination underwriting guidelines apply criteria which include the following: evaluating the borrower's credit, income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, of the loans with higher loan to value ratios, mortgage insurance is required. In addition, title insurance in an amount equal to the original loan amount is obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate. Unlike the Receivables purchased in the private secondary mortgage market, the loans originated by Metwest and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms.

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

      Lotteries, Structured Settlements and Annuities Underwriting

      In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy, related documents, the credit rating of the annuity seller, the credit rating of the annuity payor (generally an insurance company), and a review of other factors relevant to the risk of purchasing a particular annuity as deemed appropriate by management in each circumstance. In the case of structured settlement annuity purchases, the underwriting guidelines of Metropolitan generally also include a review of the settlement agreement.

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

      Other Receivables

      Metropolitan continually seeks opportunities in new Receivable markets. Metropolitan currently has Receivable programs acquiring farm subsidies and similar cash flows. These programs account for a minimal amount of Metropolitan's current and projected Receivable acquisition volume. However, if new opportunities arise for the acquisition of new types of Receivables, Metropolitan is not limited from pursuing these opportunities.

Yield and Discount Considerations

      Summit, Old Standard and Arizona Life each establish their own yield requirements for Receivable acquisitions. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See also "BUSINESS-Receivable Investments-Receivable
Acquisitions: Sources, Strategies and Underwriting." Each company's yield requirements are provided to Metropolitan, which negotiates Receivable purchases at prices calculated to provide the desired yield. If the Receivable is purchased at a price below its face amount, the difference is the "discount."

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

      Management establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (13% for fiscal 1997). During fiscal 1997, the Consolidated Group's average initial yield requirement was 9.5% to 12.75%, for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

      A greater effective yield can also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount.

Current Mix of Receivable Investment Holdings

      The Consolidated Group's investments in Receivables include Receivables collateralized by first or second liens, primarily on single family residential property. Management believes that these Receivables present lower credit risks than a portfolio predominantly of mortgages collateralized by commercial property or unimproved land, and that much of the risk in the portfolio is dissipated by the large numbers of relatively small individual Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements.

      The following table presents consolidated information about the Consolidated Group's investments in Receivables collateralized by real estate, as of September 30, 1997 and 1996:


                                             1997               1996
                                         ____________       ____________
Face value of discounted
  Receivables                            $ 99,493,067       $ 73,226,348
Face value of originated and
  non discounted Receivables                9,548,371         10,439,736
Unrealized discounts, net of
  unamortized acquisition costs            (5,958,564)        (4,733,938)
Allowance for losses                       (1,153,278)          (974,487)
Accrued interest receivable                 1,694,132          2,051,094
                                         ____________       ____________
Carrying value                            103,623,728       $ 80,008,753
                                         ============       ============

      As of September 30, 1997, approximately 91% of the Consolidated Group's investments in Receivables are collateralized by first lien positions on real estate and 9% in second lien positions. The Receivables are collateralized by residential, business and commercial properties with residential collateral representing approximately 58% of such investments as of September 30, 1997.

      The Consolidated Group's Receivable investments in real estate loans at September 30, 1997 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

            Arizona      9%
            California  17%
            Florida      7%
            New York     6%
            Oregon       7%
            Texas        9%
            Washington  15%

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                    RECEIVABLES COLLATERALIZED BY REAL ESTATE
                               September 30, 1997

      Less than 1% of the contracts are subject to variable interest rates.
Interest rates range from 0% to 19% with rates principally (76% of face value)
within the range of 8% to 12%.  The following table segregates the Consolidated
Group's Receivable portfolio by type, size, and lien position.
                                                                                       Non
                                Interest      Carrying     Delinquent   Number of    Accrual     Number of
                 Number of       Rates       Amount of      Principal  Delinquent   Principal   Non Accrual
Description     Receivables   Principally   Receivables      Amount    Receivables    Amount    Receivables
___________      ___________  ___________   ____________   ___________ ___________  _________   ___________
RESIDENTIAL
First Mortgage
  > $75,000          149          7-10%     $ 18,572,318   $  920,167         8     $106,799          1
First Mortgage
  > $40,000          377          8-10%       20,507,806    1,009,439        16        --            --
First Mortgage
  < $40,000          852          8-12%       17,737,192      949,229        51        --            --
Second or
  Lower
  > $75,000            9          8-10%        1,038,074        --           --        --            --
Second or
  Lower
  > $40,000           35          8-10%        1,865,575        --           --        --            --
Second or
  Lower
  < $40,000          193          8-12%        3,921,663      212,308        10        --            --

COMMERCIAL
First Mortgage
  > $75,000          133          8-10%       25,535,365      859,986         5        --            --
First Mortgage
  > $40,000           66          8-10%        3,928,370      209,845         3        --            --
First Mortgage
  < $40,000           86          8-18%        1,462,141        6,706         1        --            --


Second or
  Lower
  > $75,000           10          8-12%        1,047,398        --           --        --            --
Second or
  Lower
  > $40,000           16          8-11%          906,314        --           --        --            --
Second or
  Lower
  < $40,000           26          8-10%          525,973       42,952         3        --            --

FARM, LAND AND
  OTHER
First Mortgage
  > $75,000           40          8-12%        5,720,971        --           --        --            --
First Mortgage
  > $40,000           53          8-10%        2,800,281       63,955         1        --            --
First Mortgage
  < $40,000          101          8-10%        2,754,784       74,366         2        --            --
Second or
  Lower
  > $75,000            2             7%          328,833      208,007         1        --            --
Second or
  Lower
  > $40,000            2          9-12%          109,905        --           --        --            --
Second or
  Lower
  < $40,000           13          8-10%          278,475       29,040         1        --            --
Unrealized
  discounts,
  net of
  unamortized
  acquisition
  costs, on
  Receivables
  purchased at
  a discount                                  (5,958,564)
Accrued
  Interest
  Receivable                                   1,694,132
Allowance for
  Losses                                      (1,153,278)
                                            ____________   __________               ________
CARRYING VALUE                              $103,623,728   $4,586,000               $106,799
                                            ============   ==========               ========



The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

      The contractual maturities of the aggregate amounts of Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   _______________
October 1997 - September 2000          $  9,317,899      $  7,694,381      $  3,826,225      $ 20,838,505
October 2000 - September 2002             7,563,205         5,832,081         2,408,582        15,803,868
October 2002 - September 2004             6,046,022         4,629,040         1,177,112        11,852,174
October 2004 - September 2007            12,085,385         6,903,142         1,865,980        20,854,507
October 2007 - September 2012            14,799,647         5,269,468         1,429,989        21,499,104
October 2012 - September 2017             6,802,272         1,059,377           799,161         8,660,810
October 2017 - Thereafter                 7,028,198         2,018,072           486,200         9,532,470
                                       ____________      ____________      ____________      ____________
                                       $ 63,642,628      $ 33,405,561      $ 11,993,249      $109,041,438
                                       ============      ============      ============      ============

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

                                                                                       Non
                                Interest      Carrying    Delinquent    Number of    Accrual     Number of
                  Number of      Rates       Amount of     Principal   Delinquent   Principal   Non Accrual
Description      Receivables  Principally   Receivables     Amount     Receivables    Amount    Receivables
___________      ___________  ___________   ____________  ___________  ___________  _________   ___________
RESIDENTIAL
First Mortgage
  > $75,000           145        8%-11%     $15,930,198   $  828,311          7     $ 106,799         1
First Mortgage
  > $40,000           320        8%-11%      17,166,794      803,473         14        --            --
First Mortgage
  < $40,000           874        8%-11%      16,824,319    1,079,313         45        --            --
Second or Lower
  > $75,000             8        7%-12%         855,475       --             --        --            --
Second or Lower
  > $40,000            44        8%-11%       2,256,793      159,931          3        --            --
Second or Lower
  < $40,000           246        8%-11%       4,940,151      162,486         10        --            --

COMMERCIAL
First Mortgage
  > $75,000            72        8%-11%      10,626,674       95,843          1        --            --
First Mortgage
  > $40,000            42        8%-10%       2,371,163      139,722          2        --            --
First Mortgage
  < $40,000            83        8%-18%       1,110,029        8,389         --        --            --
Second or Lower
  > $75,000             9        8%-11%         819,760       --             --        --            --


Second or Lower
  > $40,000             9        9%-11%         520,949       --             --        --            --
Second or Lower
  < $40,000            17        9%-11%         415,212       38,314          1        --            --

FARM, LAND AND
  OTHER
First Mortgage
  > $75,000            26        8%-12%       3,577,173       --             --        --            --
First Mortgage
  > $40,000            56        8%-11%       2,946,202       59,218          1        --            --
First Mortgage
  < $40,000           100        8%-11%       2,363,282       --             --        --            --
Second or Lower
  > $75,000             3        7%-12%         416,737       --             --        --            --
Second or Lower
  > $40,000             5        7%-12%         241,564       --             --        --            --
Second or Lower
  < $40,000            13        8%-10%         283,609       --             --        --            --
Unrealized
  discounts,
  net of
  unamortized
  acquisition
  costs, on
  Receivables
  purchased at
  a discount                                 (4,733,938)
Accrued
  Interest
  Receivable                                  2,051,094
Allowance for
  Losses                                       (974,487)
                                            ___________   __________                _________
CARRYING VALUE                              $80,008,753   $3,375,000                $ 106,799
                                            ===========   ==========                =========

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




      The contractual maturities of the aggregate amounts of Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   _______________
October 1996 - September 1999          $  5,120,711      $ 2,156,175        $ 1,987,478      $  9,264,364
October 1999 - September 2001             4,740,273        3,048,183          2,170,013         9,958,469
October 2001 - September 2003             5,297,759        1,497,998            939,294         7,735,051
October 2003 - September 2006             8,976,772        3,068,355          1,472,159        13,517,286
October 2006 - September 2011            12,348,635        4,287,359          1,829,649        18,465,643
October 2011 - September 2016             7,034,413          793,847            371,051         8,199,311
October 2016 - Thereafter                14,455,167        1,011,870          1,058,923        16,525,960
                                       ____________      ___________        ___________      ____________
                                       $ 57,973,730      $15,863,787        $ 9,828,567      $ 83,666,084
                                       ============      ===========        ===========      ============

      The Consolidated Group held 2,163 Receivables collateralized by real estate, as of September 30, 1997. The average stated interest rate (weighted by principal balances) on these Receivables on that date was approximately 9.1%. See Note 4 to the Consolidated Financial Statements under Item 8.

Delinquency Experience & Collection Procedures

      The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 1997 was 4.2% compared to 4.0% and 4.2% at September 30, 1996 and 1995, respectively. Because Receivables purchased by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie
Mae), higher delinquency rates are expected, which management believes are generally offset by higher yields and the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables, as described below. As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A" credit lending markets.

      Metwest provides Receivable collections and servicing to Summit, Old Standard Life and Arizona Life pursuant to the following practices: When a Receivable becomes delinquent, the payor is initially contacted by letter approximately seven days after the delinquency date. If the delinquency is not cured, the payor is contacted by telephone (generally on the 10th and 15th day following the payment due date). If the default is still not cured (generally within three to six days after the initial call), additional collection activity, including further written correspondence and further telephone contact, is pursued. If these collection procedures are unsuccessful, the account is referred to a committee who analyzes the basis for default, the economics of the Receivable and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure. Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, as a condition of reinstatement.

      When a lottery, structured settlement, or annuity becomes delinquent, Metwest attempts to commence collection efforts within

 4 days from a missed payment. Generally, these collection efforts consist of sending a letter to the Receivable seller and following up with telephone contact. If these steps have not resolved the delinquency, legal action to enforce payment is commenced within approximately two weeks from the date of delinquency.

Allowance for Losses on Receivables

      The Consolidated Group establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. The Consolidated Group reviews the results of its resales of repossessed real estate, to identify market trends and to document the Group's historical experience on such sales. The Consolidated Group adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and resales. The allowance for losses was 1.1%, 1.2%, and 1.2% of the face value of Receivables collateralized by real estate at September 30, 1997, 1996 and 1995, respectively.

      The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                      September 30,
                                                _______________________
                                                   1997           1996
                                                __________     __________
Balance, beginning of year                      $  974,487     $  765,130
Provision for losses on real estate
  contracts and mortgage notes
  receivable                                       386,525        212,600
Recoveries/(write-offs)                           (207,734)        (3,243)
                                                __________     __________
                                                $1,153,278     $  974,487
                                                ==========     ==========

      At September 30, 1997 and 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $118,000 and $110,000, respectively, of which approximately $21,000 and $27,000, respectively, representing the amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets. Had these receivables performed in accordance with their terms, interest income of approximately $1,900 and $2,300, respectively, would have been recognized during the period of impairment.

      The provision for losses on real estate contracts and mortgage notes receivable is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Company considers its delinquency and loss experience in determining the likelihood that receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Company manages its risk of loss upon default through the underwriting process, which is performed by Metropolitan, and requires a review of demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a receivable. Management does not expect that the loss experience related to the receivables will increase materially during the next full year of operations. However, there can be no assurance in this regard.

Repossessed Properties

      Summit, Old Standard and Arizona Life own various repossessed properties held for sale. At September 30, 1997, 39 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $1,649,000 were held, of which the largest single property had a carrying value of approximately $125,000.

Receivable Sales

      The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales generally occur through one of two methods:
(1) securitization or (2) direct sales. Management believes that in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base and provide liquidity. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

      Generally, a securitization involves the sale of certain specified Receivables to a single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. The certificates consist of different classes, which include classes of senior certificates, and a residual interest and may also include intermediate classes of subordinated certificates. The rights of the senior certificate holders can be enhanced through several methods which include subordination of the rights of the subordinate certificate holders to receive distributions, or the establishment of a reserve fund. In connection with securitizations, the senior certificates and subordinate certificates are sold to investors, generally institutional investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest. Such interests are generally apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust.

      Through September 30, 1997, the Consolidated Group (principally Summit and Old Standard) has participated as a co-sponsor in three real estate Receivable securitizations with Metropolitan. The Consolidated Group's percentage of each securitization has been less than approximately 10% in each transaction. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for the entire transaction. The price to the Consolidated Group at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. Also See Note 1 to the Consolidated Financial Statements under Item 8.

      In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and last to the residual interests. As a result, the residual interest is the interest first affected by any loss due to the failure of the Receivables to pay as scheduled. The holders of the residual interest value such interest in their respective financial statements based upon certain assumptions regarding anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interest will experience a loss or gain.

      The Consolidated Group (principally Old Standard and Summit) has participated as Sellers in securitizations with Metropolitan and Western United. In these securitizations, the rights of the senior certificate holders were enhanced though subordinating the right of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies retained their respective residual interests. At September 30, 1997, the residual interests held by Summit and Old Standard from the prior securitizations aggregated approximately $837,000.

      In addition to sales through securitizations, the Consolidated Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

      During fiscal 1997, Summit, Old Standard, and Arizona Life received proceeds of approximately $17.9 million from the sale of portfolios of real estate Receivables through securitization, proceeds of $3.2 million from direct sales of real estate Receivables, and proceeds of $3.1 million from the direct sale of lotteries. During fiscal 1997 and 1996, gains on these securitization and direct sales were approximately $955,000 and $977,000, respectively.

ANNUITY OPERATIONS

Introduction

      The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Arizona Life.

      Old Standard was incorporated in Idaho in 1990, and acquired by the Consolidated Group on May 31, 1995. Old Standard had total assets of approximately $110.4 million at September 30, 1997. Old Standard markets its annuity products through approximately 100 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Montana, North Dakota and Oregon, and has applied for licenses in Hawaii, Washington and Utah. During calendar 1996, the most recent year for which statistical information is available, Old Standard's individual annuity market share in Idaho was 8%, ranking it the second largest producer of annuities in Idaho during the period.

      The Consolidated Group acquired Arizona Life on December 28, 1995. Arizona Life had total assets of approximately $14.2 million at September 30, 1997. Arizona Life is licensed in Arizona, California, Delaware, Idaho, New Mexico, Texas and Utah. It commenced annuity sales and Receivable investing activities during fiscal 1996.

      Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

      There is no specific regulatory limitation imposed by Idaho or Arizona on the percent of assets which Old Standard or Arizona Life may invest in Receivables collateralized by first position liens on real estate. As of September 30, 1997, 68.2% of Old Standard's assets were invested in Receivables collateralized by real estate, and 3.1% in lotteries. As of September 30, 1997, 79.7% of Arizona Life's assets were invested in Receivables collateralized by real estate. As of September 30, 1997, the balance of Old Standard's and Arizona Life's investments were invested in principally corporate and government securities, but may be invested into a variety of other areas as permitted by applicable insurance regulations. See "BUSINESS-Regulation."

      Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act (SMMEA). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations which are issued by or guaranteed as to principal and interest by the United States government, its agencies or instrumentalities can be acquired. Such acquisitions are exempt from certain state insurance regulations including loan to collateral value and appraisal regulations.

Annuities

      During the last three years, Old Standard and Arizona Life have derived 100% of their premiums from annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

      Old Standard's annuities also qualify as investments under several of the tax-advantaged programs such as Individual Retirement Accounts and related programs.

      During 1998, the Consolidated Group anticipates matching premium cash flows substantially with the availability of Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium cash flows and resulting total asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Arizona Life, and the ability to securitize or otherwise sell Receivables.

      Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 1997, deferred policy acquisition costs were approximately 6.2% of annuity reserves. Since surrender charges typically do not exceed 5%, increasing termination rates may have an adverse impact on the insurance subsidiaries' earnings, requiring faster amortization of these costs. During the four months ended September 30, 1995 and the years ended September 30, 1996 and

 September 30, 1997, the amortization of deferred policy acquisition costs were approximately $198,000, $85,000, and $422,000, respectively. The calculation has been reviewed by an actuary.

      Annuity lapse rates are calculated by dividing cash outflows related to benefits and payments by average annuity reserves. For the year ended September 30, 1997, withdrawals and benefits were approximately $9.6 million. The annualized lapse rate was approximately 11.1%. Management believes a reasonable estimate for future lapse rates to be 12% (including 4% for death and partial withdrawal and 8% for basic surrenders and surrenders occurring in the year the surrender charge expires).

      The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1997 and 1996, respectively, are as follows:

                                                1997            1996
                                            ___________      ___________
Net Income-GAAP                             $ 2,409,260      $ 1,285,135
Adjustments to reconcile:
  Deferred policy acquisition cost           (2,650,898)      (1,097,613)
  State insurance guaranty fund                    (298)         (28,261)
  Annuity reserves and benefits                (167,439)         244,358
  Capital gains and IMR amortization           (777,877)        (779,523)
  Allowance for losses                          712,485          486,125
  Federal income taxes                          404,346          258,888
  Other                                         230,714            5,594
                                            ___________      ___________
Net Income-Statutory                        $   160,293      $   374,703
                                            ===========      ===========

Reinsurance

      Reinsurance is the practice whereby an insurance company enters into agreements (termed "treaties") with other insurance companies in order to assign some of its insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Most life insurers obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual surrender fluctuations.

      Western United entered into a reinsurance agreement with Old Standard whereby Western United reinsured 75% of the risk on six different annuity products through Old Standard. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums was reinsured through Old Standard. This agreement allowed Old Standard to acquire annuity premiums with credited interest rates which were more favorable than those offered directly from Old Standard. The level of reinsurance that Old Standard could participate in was dependent upon the sufficiency of its statutory capital to sustain such growth. Old Standard is currently negotiating a second similar reinsurance agreement with Western United, which is expected to become effective early calendar year 1998. It is anticipated that approximately $3-$5 million per month will be ceded during fiscal 1998, during the months the agreement is effective.

Reserves

      State law requires that the annuity reserve be sufficient to meet Old Standard's and Arizona Life's future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new contract holders, duration of contracts and variations in contract terms. Since such reserves are based on certain actuarial assumptions, no representation is made that the ultimate liability will not exceed these reserves. Old Standard and Arizona Life utilize an actuary to review the reserve amount for compliance with applicable statutes.

      The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves amounted to approximately $105.3 million at September 30, 1997 based on GAAP financial reporting.

Securities Investments

      At September 30, 1997 and 1996, 94.0% and 99.0% of the Consolidated Group's securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

      The following table outlines the nature and carrying value of securities investments held by Old Standard and Arizona Life at September 30, 1997:

                                  Available-  Held-to-
                      Trading     For-Sale    Maturity
                     Portfolio    Portfolio   Portfolio     Total
                     _________   ___________  _________   _________
                                 (Dollars in Thousands)
Total Amount         $     835   $     5,959  $   7,241   $  14,035  100.0%
                     =========   ===========  =========   =========  =====

% Invested in:
  Fixed Income       $     835   $     5,959  $   7,241   $  14,035  100.0%
  Equities                 --           --         --          --      0.0%
                     _________   ___________  _________   _________  _____
                     $     835   $     5,959  $   7,241   $  14,035  100.0%
                     =========   ===========  =========   =========  =====

% Fixed Income:
  Taxable            $     835   $     5,959  $   7,241   $  14,035  100.0%
  Non-taxable              --           --         --          --      0.0%
                     _________   ___________  _________   _________  _____
                     $     835   $     5,959  $   7,241   $  14,035  100.0%
                     =========   ===========  =========   =========  =====

% Taxable:
  U.S. Government    $     --    $     4,049  $   6,240   $  10,289   73.3%
  Corporate                835         1,910      1,001       3,746   26.7%
                     _________   ___________  _________   _________  _____
                     $     835   $     5,959  $   7,241   $  14,035  100.0%
                     =========   ===========  =========   =========  =====

% Corporate:
  AA                 $     --    $      --    $   1,001   $   1,001   26.7%
  BBB                      323         1,910       --         2,233   59.6%
  BB                       336          --         --           336    9.0%
  B                        176          --         --           176    4.7%
                     _________   ___________  _________   _________  _____
                     $     835   $     1,910  $   1,001   $   3,746  100.0%
                     =========   ===========  =========   =========  =====

% Corporate:
  Mortgage-backed    $     835   $     1,910  $    --     $   2,745   73.3%
  Finance                  --           --         --          --      0.0%
  Industrial               --           --        1,001       1,001   26.7%
                     _________   ___________  _________   _________  _____
                     $     835   $     1,910  $   1,001   $   3,746  100.0%
                     =========   ===========  =========   =========  =====

      Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See

       "BUSINESS-Regulation." Investments primarily include corporate, government agency, and direct government obligations.

      Old Standard and Arizona Life are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. See "BUSINESS-Receivable Investments-Receivable Sales." At September 30, 1997, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Asset/Liability Management" under Item 7.

      In the held to maturity portfolio, gross unrealized losses were approximately $36,000 at September 30, 1997.

METHOD OF FINANCING

      The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, sales and securitizations of Receivables, sales of certificates and preferred stock. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of Brokerage Firms. As of September 30, 1997, no short-term collateralized borrowings were outstanding.

      The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

BROKER/DEALER ACTIVITIES

      Metropolitan Investment Securities, Inc. (MIS) is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit and of Metropolitan, Summit's former parent company. In addition, MIS currently markets several families of mutual funds, and general securities. Currently, MIS's sales efforts are primarily focused in the states of Washington, Oregon, Idaho and Montana. MIS is also licensed in several other Western states: California, Utah, Nevada and Colorado. MIS sustained a loss of approximately $84,000 during the current fiscal year. Management has made staffing, management and budget changes which are designed to improve the profitability of MIS. There can be no assurance that these efforts will be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7.

PROPERTY DEVELOPMENT SERVICES

      Summit Property Development, Inc. provides real estate development services for a fee. Currently, its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating income for the Consolidated Group during the fiscal year ended September 30, 1997 of approximately $204,000 on revenues of approximately $1,845,000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7.

COMPETITION

      Summit, Old Standard and Arizona Life's ability to compete for Receivable investments is currently dependent upon Metropolitan's Receivable acquisition network. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In the private secondary mortgage market, the largest single competitors are subsidiaries of much larger companies while the largest group of individual competitors are a multitude of individual investors. In all areas of Receivable acquisitions, the Consolidated Group competes with financial institutions many of which are larger, have access to more resources and greater name recognition. Management believe its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Summit, Old Standard and Arizona Life include access to Metropolitan's Receivable acquisition network, which allows their access to markets throughout the United States; their flexibility in structuring Receivable acquisitions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

      Summit, Old Standard and Arizona Life compete in the secondary mortgage market as sellers of pools of Receivables (both direct sales and sales through securitizations). This market is a multi-billion dollar industry and includes many financial institutions and government participants.
Competitors generally have access to larger resources, greater transaction volumes and economies of scale, and better name recognition.

      Summit's and MIS's securities products face competition for investors from other securities issuers, other broker/dealers and from other types of financial institutions, many of which are much larger, and have greater name recognition than MIS.

      The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's and Arizona Life's management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. (Best) rating of "B (good)," and Arizona Life has been assigned a Best rating of "FPR4 (fair)." Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

REGULATION

      Old Standard and Arizona Life are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the State of Idaho and Arizona, respectively. Each act regulates transactions between insurance companies and their affiliates. It requires that the insurance companies provide prior notification to the respective Insurance Commissioners of certain transactions between an insurance company and Summit or any other affiliate. In certain instances, approval from the respective Insurance Commissioner is required prior to engaging in an affiliated transaction.

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

      The net amounts expensed by Old Standard and Arizona Life for guaranty fund assessments and charged to operations for the years ended September 30, 1997 and 1996, and the four month period ended September 30, 1995 were approximately $120,000, $90,000 and $25,000, respectively. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1995. Management does not believe that the amount of future assessments associated with known insolvencies after 1995 will be material to its financial condition, results of operations or cash flows. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies. The amount of guaranty fund assessment has been recorded net of a 7% discount rate applied to the estimated payment term of approximately seven years.

      Old Standard and Arizona Life are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unassigned statutory deficit of the insurance subsidiaries totaled approximately $1,453,000 as of September 30, 1997.

      For statutory purposes, Old Standard's and Arizona Life's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                                    As of December 31,
                                  As of         __________________________
                            September 30, 1997   1996      1995      1994
                            __________________  ______    ______    ______
                                         (Dollars in Thousands)
Old Standard:
  Capital and Surplus             $8,730        $8,324    $3,007    $2,431
  Ratio of Capital and
    Surplus to Admitted
    Assets                           8.3%         11.6%      5.4%      5.4%
Arizona Life:
  Capital and Surplus             $3,074        $2,481    $1,214      --
  Ratio of Capital and
    Surplus to Admitted
    Assets                          22.1%         53.5%     99.2%     --

      Although the States of Idaho and Arizona require only $2.0 million and $450,000, respectively, in capital and surplus to conduct insurance business, the insurance companies have attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

      Idaho and Arizona have enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. At September 30, 1997, the insurance subsidiaries' capital and surplus levels exceed the calculated minimum requirements.

      MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc., the Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

ITEM 2.     PROPERTIES

      The principal offices of Summit and its subsidiaries are an office building located at 929 West Sprague Avenue, Spokane, Washington 99201.

      See "BUSINESS-Introduction" & "BUSINESS-Receivable Investments-Repossessed Properties" under Item 1.

ITEM 3.     LEGAL PROCEEDINGS

      There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

1.  (a)     Market Information:  There is no market for the Registrant's common stock.

    (b) Holders: At September 30, 1997, there was one Common stockholder, National Summit Corporation.

    (c) Dividends: The Registrant paid no dividends during the last two years.

2.  Recent Sales of Unregistered Securities:

    On October 15, 1996, Summit issued to one accredited investor who is also an MIS Registered Representative, in a private offering exempt from registration pursuant to the Securities Act of 1933, as amended, $256,000 of Variable Rate Cumulative Preferred Stock, Series S-RP. The underwriter was MIS. The consideration for the transaction was residential real estate valued at $256,000. See Note 13 to the Consolidated Financial Statements.

ITEM 6.     SELECTED FINANCIAL DATA


                             SUMMIT SECURITIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

      The consolidated financial data shown below as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996 and 1995 (other than the ratio of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, the consolidated financial statements, related notes, and Management's Discussion and Analysis of Financial
Condition and Results of Operations appearing in Summit's Form 10-K, which is incorporated herein by reference. The consolidated financial data shown below as of September 30, 1995, 1994 and 1993 and for the years ended September 30, 1994 and 1993 have been derived from the consolidated financial statements not included elsewhere herein.

                                                      Year Ended September 30,
                              ___________________________________________________________________________
                                  1997             1996           1995           1994            1993
                              ____________     ____________    ___________    ___________     ___________
INCOME STATEMENT DATA:
Revenues                      $ 19,785,462     $ 14,536,449    $ 9,576,615    $ 3,395,252     $ 2,815,624
                              ============     ============    ===========    ===========     ===========
Net income                       1,851,240     $  1,244,522    $   587,559    $   264,879     $   283,107
Preferred stock dividends         (446,560)        (333,606)      (309,061)        (2,930)         --
                              ____________     ____________    ___________    ___________     ___________
Income applicable to common
  stockholders                $  1,404,680     $    910,916    $   278,498    $   261,949     $   283,107
                              ============     ============    ===========    ===========     ===========
PER COMMON SHARE DATA:
Income applicable to common
  stockholders                $     140.47     $      91.09    $     27.85    $     13.47     $     14.15
                              ============     ============    ===========    ===========     ===========
Weighted average number of
  common shares outstanding         10,000           10,000         10,000         19,445          20,000
                              ============     ============    ===========    ===========     ===========



Ratio of earnings to fixed
  charges                             1.46             1.40           1.25           1.16            1.24
Ratio of earnings to fixed
  charges and preferred
  stock dividends                     1.31             1.26           1.11           1.16            1.24
BALANCE SHEET DATA:
Due from/(to) affiliated
  companies, net              $    870,255     $  1,296,290    $(1,960,104)   $   267,735     $ 1,710,743
Total assets                  $166,354,070     $117,266,680    $96,346,572    $35,101,988     $25,441,605
Debt securities and other
  debt payable                $ 50,607,983     $ 46,674,841    $38,650,532    $31,212,718     $21,982,078
Stockholders' equity          $  7,756,643     $  5,358,774    $ 3,907,067    $ 3,321,230     $ 3,188,024

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

              For the Three Fiscal Years Ended September 30, 1997

Introduction

      Summit's operations for the current fiscal year ended September 30, 1997 continued to benefit from the acquisition and start-up of several new operating subsidiaries acquired during 1995. MIS was acquired from Summit's former parent company in January, 1995. At the same time, Summit established a property development subsidiary, Summit Property Development. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. Summit acquired Old Standard from Summit's former parent company on May 31, 1995 and acquired Arizona Life from ILA Financial Services Inc. in December 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1997, Old Standard had total assets of approximately $110.4 million. During the fiscal year ended September 30, 1997, MIS, Summit Property Development, Old Standard and Arizona Life contributed gross revenues of approximately $1.5 million, $1.8 million, $9.6 million and $819,000, respectively, to the Consolidated Group. For the same period, Summit Property Development, Old Standard and Arizona Life contributed operating income of approximately $135,000, $2,264,000 and $145,000, respectively, to the Consolidated Group. MIS sustained an operating loss of approximately $84,000 during the fiscal year ended September 30, 1997.

Results of Operations

      Revenues of the Consolidated Group increased to approximately $19.8 million in 1997 from $14.5 million in 1996 and $9.6 million in 1995. The growth in revenues from 1996 to 1997 is attributable to the continuing increase in investment earnings (interest and earned discounts) on outstanding Receivables due largely to the continuing growth of Old Standard along with an increase in real estate sales. Additionally in 1997, the Consolidated Group realized an increase in fee, commission and service revenues primarily from its service oriented subsidiaries, MIS and Summit Property Development. The growth in revenues from 1995 to 1996 is attributable to the continuing increase in investment earnings on outstanding Receivables due largely to the continuing growth of Old Standard along with gains realized on the sale of a portion of the Receivable portfolio. Additionally in 1996, the Consolidated Group realized an increase in fee, commission and service revenues primarily from its service oriented subsidiaries, MIS and Summit Property Development. In 1995, the Consolidated Group realized approximately $2.6 million in fee, commission and service revenues from its newly acquired and newly formed subsidiaries. The Consolidated Group has increased its investment in Receivables, collateralized by real estate, to approximately $103.6 million at September 30, 1996 from $80.0 million at September 30, 1996 and $60.1 million at September 30, 1995. Additionally, the Consolidated Group continued to invest in annuities and structured settlements ending the year at September 30, 1997 with a total outstanding investment of $20.6 million, which is an increase from the $11.8 million investment at September 30, 1996.

      Net income before preferred stock dividends for the fiscal year ended September 30, 1997 was $1,851,000 compared to $1,245,000 in 1996 and $588,000 in 1995. The increase from 1996 to 1997 was primarily the result of an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the continued growth in Old Standard's Receivable portfolios, increased gains on the sale of investments, and increased fees, commissions and service income, all of which were only partially offset by increases in its provision for losses on real estate assets, and an increase in salaries and benefits, commissions and other operating expenses. The increase from 1995 to 1996 was primarily the result of an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the continued growth in Old Standard's Receivable portfolios, increased gains on the sale of Receivables, and increased fees, commissions and service income, all of which were only partially offset by increases in its provision for losses on real estate assets, a reduction in dividends received and an increase in salaries and benefits, commissions and other operating expenses.

      The Consolidated Group strives to maximize its risk adjusted return by investing in non-conventional real estate Receivables. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. These seller financed Receivables are the types of non-conventional Receivables normally acquired by the Consolidated Group. Because borrowers in this market generally have blemished credit records, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. While higher delinquency rates are expected in connection with its investment in non-conventional Receivables, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral and the superior interest yields realized over normal conventional financing.

      Since the date of its incorporation through approximately the end of calendar year 1993 and again in 1995, 1996 and 1997, Summit has generally benefited from a declining interest rate environment with lower cost of funds and relatively consistent interest yields on acquired Receivables. In addition, a declining interest rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This situation was evident in 1997, 1996 and 1995 as Summit was able to realize gains of approximately $955,000, $977,000 and $513,000, respectively, from the sale of Receivables. Higher than anticipated levels of prepayments in the Receivable portfolio were experienced during the years 1992 through 1997, allowing Summit to recognize unamortized discounts on Receivables which increased resultant yields. During 1994 and continuing in 1995, 1996 and 1997, Metropolitan, Summit's former parent and the primary supplier of Receivables, began charging the Consolidated Group underwriting fees associated with Receivable acquisitions. The charging of the underwriting fee results in a somewhat lower yield over the life of the newly acquired Receivables. However, management believes the yield to be favorable in comparison to other investment opportunities. See "BUSINESS-Receivable Investments" under Item 1.

      As the national economy has experienced moderate growth over the past three years, the Consolidated Group's financial results were not materially impacted by general economic factors because of: (1) the wide geographic dispersion of its Receivables; (2) the relatively small average size the each Receivable; (3) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (4) a continuing strong demand for tax-advantaged products, such as annuities.

      Maintaining efficient collection efforts and minimizing delinquencies in the Consolidated Group's Receivable portfolio are ongoing management goals. During 1997, the Consolidated Group realized a loss on the sale of repossessed real estate of approximately $80,000 as compared to a loss of $40,000 in 1996 and a gain of $6,300 in 1995. In recognition of the increased size of the Consolidated Group's Receivable and real estate portfolios, principally associated with the purchase of Old Standard, the Consolidated Group has increased its provision for losses on assets collateralized by real estate. Provisions for losses were approximately $986,000, $490,000, and $455,000 for 1997, 1996, and 1995, respectively. At September 30, 1997, the Consolidated Group had an allowance for losses on real estate assets of approximately $1,153,000 compared to $974,000 and $765,000 at September 30, 1996 and 1995, respectively. The increases in 1997 and 1996 were primarily due to increases in the size of the respective year's Receivable portfolios. At September 30, 1997, 1996 and 1995, the allowance for losses represented approximately 1.1%, 1.2% and 1.2%, respectively, of the face value of Receivables collateralized by real estate.

Interest Sensitive Income and Expense

      Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits and the interest costs of Certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

      The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's NPV (the Net Present Value) of financial liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates.

      The following table presents, as of September 30, 1997, the Consolidated Group's estimate of the change in its NPV of financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Asset/Liability Management."

                                                                       Interest Rate Change
                                                       ____________________________________________________
                            Carrying                    Decrease     Decrease      Increase      Increase
                            Amounts      Fair Value        1%           2%            1%            2%
                           __________    __________    __________   __________    __________    __________
                                                        (Dollars in Thousands)
Financial Assets:
  Cash and cash
    equivalents            $    8,461    $    8,461    $    8,461   $    8,461    $    8,461    $    8,461
  Investments:
    Affiliated companies        4,522         4,522         4,522        4,522         4,522         4,522
    Trading                     1,744         1,744         1,795        1,849         1,694         1,648
    Available-for-sale          5,959         5,959         6,016        6,073         5,904         5,849
    Held-to-maturity            7,241         7,207         7,241        7,274         7,175         7,142
  Real estate contracts
    and mortgage notes        103,083       107,809       111,822      116,104       104,045       100,510
  Other receivable
    investments                20,588        22,382        23,370       24,423        21,453        20,580
                           __________    __________    __________   __________    __________    __________
                           $  151,598    $  158,084    $  163,227   $  168,706    $  153,254    $  148,712
                           ==========    ==========    ==========   ==========    ==========    ==========
Financial Liabilities:
  Annuity reserves         $  105,340    $  105,340    $  108,868   $  112,563    $  101,969    $   98,749
  Investment certificates      49,627        52,715        53,999       55,333        51,463        50,256
  Debt payable                    199           212           217          222           207           202
                           __________    __________    __________   __________    __________    __________
                           $  155,166    $  158,267    $  163,084   $  168,118    $  153,639    $  149,207
                           ==========    ==========    ==========   ==========    ==========    ==========

      The excess of interest sensitive income over interest sensitive expense was approximately $3.9 million in 1997, $2.2 million in 1996 and $1.1 million in 1995. The increase from 1996 to 1997 was attributable to the following:
(1) increased investment in the Receivable portfolio largely due to the continued growth of Old Standard; and (2) a lower cost of funds. The increase from 1995 to 1996 of $1,097,000 was attributable to the following: (1) increased investment in the Receivable portfolio largely due to the continued growth of Old Standard; and (2) a lower cost of funds, influenced in part by the acquisition of the insurance subsidiaries, Old Standard and Arizona Life.

Fees, Commissions, Service and Other Income

      Fees, commissions, service and other income grew to approximately $3,545,000 in 1997 from $2,850,000 in 1996 and $2,580,000 in 1995. Revenues in 1997 consisted primarily of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, of approximately $1,497,000 (after elimination of commissions received from Summit) and approximately $1,845,000 of service fees earned by its property development subsidiary. The increase in 1997 of approximately $695,000 resulted primarily from an increase in commissions earned by MIS of $901,000 being partially offset by a decrease in property development fees of $200,000. The increase in 1996 of approximately $270,000 resulted from an increase in property development fees of $800,000 being offset by a decrease in commissions earned by MIS of approximately $530,000.

Other Expenses

      Operating expenses increased to approximately $5,432,000 in 1997 as compared to $3,988,000 in 1996 and $2,901,000 in 1995. The 1997 increase in operating expenses was principally the result of the continued growth of the Consolidated Group, in particular MIS and Old Standard. In 1997, MIS's increase in commissions earned was offset by approximately $846,000 in increased expenses, while Old Standards growth resulted in expense increases of approximately $469,000. Arizona Life's growth resulted in expense increases of approximately $105,000. The 1996 increase in operating expenses was principally the result of the continued growth of the Consolidated Group, in particular Old Standard and Summit Property Development. In 1996, Summit Property Development's increase in service fees were offset by approximately $763,000 in increased expenses, while Old Standard's growth resulted in expense increases of approximately $185,000 and MIS also incurred increased expenses of approximately $111,000.

Provision for Losses on Real Estate Assets

      The provision for losses on Receivables and repossessed real estate has increased as the size of the portfolio of Receivables and repossessed real estate has grown to provide for what Management believes are adequate allowances for anticipated losses; however, there can be no assurance that actual losses will not exceed management's expectations. The following table summarizes the Consolidated Group's allowance for losses on Receivables and repossessed real estate:

                                   1997           1996            1995
                                __________     __________      __________
Beginning Balance               $  974,487     $  765,130      $  250,572
Increase due to:
  Acquisition of life
    insurance affiliate                                           310,957
  Provision for losses             386,525        212,600         103,950
  Charge-Offs                     (207,734)       (18,896)        (34,276)
  Recoveries                         --            15,653         133,927
                                __________     __________      __________
Ending Balance                  $1,153,278     $  974,487      $  765,130
                                ==========     ==========      ==========

      These allowances are in addition to unamortized acquisition discounts of approximately $6.0 million at September 30, 1997, $4.7 million at September 30, 1996 and $2.6 million at September 30, 1995.

Gain/Loss on Other Real Estate Owned

      During 1997, the Consolidated Group realized a loss on the sale of real estate of approximately $80,000 as compared to a loss of $40,000 in 1996 and a gain of $6,300 in 1995. At September 30, 1997, the Consolidated Group had approximately $2,820,000 in real estate held for sale or 1.7 % of total assets as compared to approximately $1,191,000 or 1.0% of total assets at September 30, 1996 and approximately $836,000 or .9% of total assets at September 30, 1995.

Effect of Inflation

      During the three-year period ended September 30, 1997, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and cost of funds on the Consolidated Group's assets and liabilities.

 However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three-year period in the positive spread between the rate of return on interest earning assets less the cost of interest paying liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new businesses.

      Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the operations of the Consolidated Group nor is it expected to have a material effect in the near future.

Asset/Liability Management

      As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 1998, more of the Consolidated Group's financial liabilities (primarily annuities and certificates) will reprice or mature more quickly than its financial assets (primarily Receivables and fixed income investments). In a decreasing interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. This effect is mitigated to the extent that Receivables are reduced when debtors increase their level of early repayments in a decreasing rate environment.

      The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of economically hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. The Consolidated Group had not employed any such strategies prior to or through September 30, 1997. Also See "BUSINESS-Annuity Operations-Securities Investments" under Item 1.

      During fiscal 1998, approximately $26.5 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $88.2 million reprice during fiscal 1998, and approximately $11.8 million of Certificates and other debt will mature during fiscal 1998. These estimates result in repricing of interest sensitive liabilities in excess of interest sensitive assets of approximately $73.5 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 377%.

      The Consolidated Group is able to manage this liability to asset mismatch of approximately 3.8:1 by the fact that approximately 88% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the respective insurance subsidiaries, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the insurance subsidiaries to reprice their liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities were protected by surrender charges. Depending on the remaining surrender charges, the insurance subsidiaries have the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the insurance subsidiaries may respond more slowly to increases in market interest rate levels thereby diminishing the impact on the Consolidated Group of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitization could be used to retire maturing liabilities.

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

      In June 1996, Statement of Financial Accounting Standards No. 125 (SFAS
125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Consolidated Group adopted this new standard on January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Consolidated Group's financial condition, results of operations or cash flows.

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128) was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Consolidated Group does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

      In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Consolidated Group has not yet determined the financial statement effect of the application of this Statement.

      In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131) was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Consolidated Group has not yet determined the effect that the application of this Statement will have on the disclosures of its business segments.

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

      The Consolidated Group generated cash from operations of approximately $4.3 million in 1997, utilized $.6 million in 1996, and generated $4.0 million in 1995. Cash used by the Consolidated Group in its investing activities totaled approximately $40.7 million in 1997, $15.2 million in 1996, $13.7 million in 1995. Cash provided by the Consolidated Group's financing activities totaled approximately $40.4 million in 1997, $17.2 million in 1996 and $9.1 million in 1995. These cash flows have resulted in year end cash and cash equivalent balances of approximately $8.5 million in 1997, $4.5 million in 1996 and $3.0 million in 1995.

      During 1997, approximately $40.4 million was provided by financing activities, approximately $4.3 million was provided by operating activities, and $40.7 million was used in investing activities which resulted in a $4.0 million increase in available cash and cash equivalents. The cash from financing activities of $40.4 million resulted primarily from: (1) issuance of Certificates, net of repayments and related debt issue costs, of $5.8 million;
(2) issuance of insurance annuities, net of surrenders, of approximately $38.0 million; (3) issuance of preferred stock of approximately $1.2 million; less
(4) debt payments to banks of $3.8 million; (5) dividend payments of $.4 million and (6) contingency purchase price payments on the acquisition of subsidiary, Old Standard, of approximately $250,000. Cash provided by operating activities of $4.3 million resulted primarily from net income of $1.9 million, increases in annuity reserves of $4.9 million being offset by changes in various assets and liabilities of approximately $2.5 million. Cash used in investing activities of $40.7 million primarily included acquisition of real estate, real estate Receivables and other Receivable investments which totaled $74.8 million being offset by payments and sales of real estate, real estate Receivables and other Receivable investments of $40.7 million and acquisition of investment securities, net of maturities and sales, of approximately $6.6 million. Both Receivable acquisitions and Receivable dispositions were influenced by securitizations during 1997.

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

      During 1998, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $13.1 million. During 1997, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables was $40.7 million. A decrease in the prepayment rate on these Receivables or a decrease in the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

      The Consolidated Group expects to maintain high levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1997, cash or cash equivalents were $8.5 million, or 5.1% of total assets. Including securities that are either trading or available-for-sale, total liquidity was $16.2 million, $4.7 million and $3.0 million as of September 30, 1997, 1996 and 1995, respectively, or 9.7%, 4.0% and 3.1% of total assets, respectively.

      Access to new "capital markets" through Receivable securitizations has allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the securitizations. This increased ability to create liquidity will enable the Consolidated Group to accept certain asset/liability mismatches which have historically been beneficial to the Consolidated Group when they have been able to finance higher earning longer term assets with lower cost of funds associated with shorter term liabilities.

      For statutory purposes, Old Standard and Arizona Life performs cash flow testing under several different rate scenarios as required by the states of Idaho and Arizona, respectively. The results of these tests are filed annually with the Insurance Commissioner of the State of Idaho. At the end of calendar year 1996, the results of this cash flow testing process was satisfactory.

      At September 30, 1997, the Consolidated Group had no material commitments for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Consolidated Group had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

      Management believes that cash flow from operating activities and financing activities, liquidity provided from current investments and the Consolidated Group's ability to securitize its Receivables collateralized by real estate will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 1998. Summit has not defaulted on any of its obligations since its founding in 1990.

ITEM 7.A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not currently applicable. However, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Interest Sensitive Income and Expense" under Item 7 and "BUSINESS-Annuity Operations-Securities Investments" under Item 1.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     SUMMIT SECURITIES, INC. AND SUBSIDIARIES

     Index to Consolidated Financial Statements
     Years Ended September 30, 1997, 1996 and 1995

                                                                   Page
                                                                ----------

     Report of Independent Accountants                                 F-1

     Consolidated Balance Sheets                                 F-2 - F-3

     Consolidated Statements of Income                                 F-4

     Consolidated Statements of Stockholders' Equity             F-5 - F-6

     Consolidated Statements of Cash Flows                       F-7 - F-8

     Notes to Consolidated Financial Statements                 F-9 - F-51

     REPORT OF INDEPENDENT ACCOUNTANTS



     The Directors and Stockholders
     Summit Securities, Inc.


     We have audited the accompanying consolidated balance sheets of Summit Securities, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Securities, Inc. and subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its methods of accounting for the transfer and servicing of financial assets in fiscal 1997 and impaired loans in fiscal 1996.


                                    /s/COOPERS & LYBRAND L.L.P.


     Spokane, Washington
     November 21, 1997

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     September 30, 1997 and 1996

                                                              1997           1996
                                                              ------------   ------------
                               ASSETS

      Cash and cash equivalents                               $  8,461,101   $  4,461,315
      Investments:
        Affiliated companies                                     4,522,425      4,522,425
        Trading securities, at market                            1,743,836
        Available-for-sale securities, at market                 5,959,470        269,305
        Held-to-maturity securities, at amortized cost           7,241,209      7,750,078
        Accrued interest on investments                            162,774         34,244
                                                              ------------   ------------
          Total cash and investments                            28,090,815     17,037,367

      Real estate contracts and mortgage notes receivable,
        net, including real estate contracts and mortgage
        notes receivable held for sale of approximately
        $10,408,000 in 1996                                    103,623,728     80,008,753
      Other receivable investments, net                         20,588,202     11,788,130
      Real estate held for sale, net (including foreclosed
        real estate received in satisfaction of debt of
        $1,648,953 and $1,191,495)                               2,819,845      1,191,495
      Deferred costs, net                                        7,634,699      4,862,046
      Other assets, net, including receivables from
        affiliates                                               3,596,781      2,378,889
                                                              ------------   ------------
            Total assets                                      $166,354,070   $117,266,680
                                                              ============   ============

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1997 and 1996

                                                              1997           1996
                                                              ------------   ------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
        Annuity reserves                                      $105,339,688   $ 62,439,855
        Investment certificates                                 50,406,991     42,823,871
        Debt payable                                               200,992      3,850,970
        Accounts payable and accrued expenses                    1,302,945      1,367,131
        Deferred income taxes                                    1,346,811      1,426,079
                                                              ------------   ------------
            Total liabilities                                  158,597,427    111,907,906
                                                              ------------   ------------
      Commitments and contingencies (Notes 1 and 9)

      Stockholders' equity:
        Preferred stock, $10 par (liquidation preference
          $5,381,690 and $4,131,170)                               538,169        413,117
        Common stock, $10 par, 10,000 shares issued and
          outstanding                                              100,000        100,000
        Additional paid-in capital                               3,326,007      2,269,137
        Retained earnings                                        3,741,613      2,586,654
        Net unrealized gain (loss) on investments                   50,854        (10,134)
                                                              ------------   ------------
            Total stockholders' equity                           7,756,643      5,358,774
                                                              ------------   ------------
            Total liabilities and stockholders' equity        $166,354,070   $117,266,680
                                                              ============   ============

      The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME
     for the years ended September 30, 1997, 1996 and 1995


                                                       1997          1996          1995
                                                       -----------   -----------   -----------
      Revenues:
        Annuity fees and charges                       $   111,999   $    45,348   $    14,179
        Interest on receivables                          8,402,867     6,018,615     3,901,113
        Earned discount on receivables                   3,359,652     2,598,306       777,659
        Other investment income                          1,174,828       753,163       410,568
        Dividends                                          240,267       200,256       256,991
        Real estate sales                                1,910,930     1,093,000     1,123,500
        Fees, commissions, service and other income      3,544,946     2,849,737     2,580,105
        Gains on sales of investments, net                  85,000           583
        Gains on sales of receivables, net                 954,973       977,441       512,500
                                                       -----------   -----------   -----------
            Total revenues                              19,785,462    14,536,449     9,576,615
                                                       -----------   -----------   -----------
      Expenses:
        Annuity benefits                                 5,071,732     3,702,324     1,034,082
        Interest expense                                 4,325,528     3,741,095     3,251,334
        Cost of real estate sold                         1,991,197     1,132,552     1,117,233
        Provision for losses on real estate assets         986,435       490,082       445,381
        Salaries and employee benefits                   1,896,748     1,636,773       907,690
        Commissions to agents                            4,079,786     1,673,279     1,395,994
        Other operating and underwriting expenses        2,106,789     1,775,484       738,380
        Less capitalized deferred costs, net of
          amortization                                  (2,650,898)   (1,097,613)     (140,745)
                                                       -----------   -----------   -----------
            Total expenses                              17,807,317    13,053,976     8,749,349
                                                       -----------   -----------   -----------
      Income before income taxes                         1,978,145     1,482,473       827,266
      Income tax provision                                (126,905)     (237,951)     (239,707)
                                                       -----------   -----------   -----------
      Net income                                         1,851,240     1,244,522       587,559
      Preferred stock dividends                           (446,560)     (333,606)     (309,061)
                                                       -----------   -----------   -----------
      Income applicable to common stockholder          $ 1,404,680   $   910,916   $   278,498
                                                       ===========   ===========   ===========
      Income per share applicable to common
        stockholder                                    $    140.47   $     91.09   $     27.85
                                                       ===========   ===========   ===========
      Weighted average number of shares of common
        stock outstanding                                   10,000        10,000        10,000
                                                       ===========   ===========   ===========

      The accompanying notes are an integral part of the consolidated financial statements.
                                           F-4

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY for the years ended September 30, 1997, 1996 and 1995

                                                                                       Net
                                                                                       Unrealized
                                                                          Additional   Gains
                                                Preferred    Common       Paid-In      (Losses) on   Retained
                                                Stock        Stock        Capital      Investments   Earnings     Total
                                                ----------   ----------   ----------   -----------   ----------   ----------
      Balance, September 30, 1994               $  317,194   $  100,000   $1,454,063                 $1,449,973   $3,321,230
        Net income                                                                                      587,559      587,559
        Cash dividends on preferred
          stock (variable rate)                                                                        (309,061)    (309,061)
        Sale of variable rate preferred
          stock, net of offering costs
          (3,903 shares)                            39,028                   332,928                                 371,956
        Net change in unrealized losses
          on investment securities, net
          of income tax benefit of $6,122                                              $  (11,884)                   (11,884)
        Excess cost over historical cost
          basis of subsidiaries purchased
          from related party                                                                            (52,733)     (52,733)
                                                ----------   ----------   ----------   ----------    ----------   ----------
      Balance, September 30, 1995                  356,222      100,000    1,786,991      (11,884)    1,675,738    3,907,067
        Net income                                                                                    1,244,522    1,244,522
        Cash dividends on preferred
          stock (variable rate)                                                                        (333,606)    (333,606)
        Sale of variable rate preferred
          stock, net of offering costs
          (5,690 shares)                            56,895                   482,146                                 539,041
        Net change in unrealized losses
          on investment securities, net
          of income tax provision of $901                                                   1,750                      1,750
                                                ----------   ----------   ----------   ----------    ----------   ----------
      Balance, September 30, 1996                  413,117      100,000    2,269,137      (10,134)    2,586,654    5,358,774

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED for the years ended September 30, 1997, 1996 and 1995

                                                             Net
                                                             Unrealized
                                                Additional   Gains
                                                Preferred    Common       Paid-In      (Losses) on   Retained
                                                Stock        Stock        Capital      Investments   Earnings     Total
                                                ----------   ----------   ----------   -----------   ----------   ----------
      Balance, September 30, 1996                  413,117      100,000    2,269,137      (10,134)    2,586,654    5,358,774
        Net income                                                                                    1,851,240    1,851,240
        Cash dividends on preferred
          stock (variable rate)                                                                        (446,560)    (446,560)
        Sale of variable rate pre-
          ferred stock, net of offer-
          ing costs (12,505 shares)                125,052                 1,056,870                               1,181,922
        Net change in unrealized losses
          on investment securities,
          net of income tax provision
          of $33,542                                                                       60,988                     60,988
        Contingent purchase price of
          subsidiary previously
          purchased from related party                                                                 (249,721)    (249,721)
                                                ----------   ----------   ----------   ----------    ----------   ----------
      Balance, September 30, 1997               $  538,169   $  100,000   $3,326,007   $   50,854    $3,741,613   $7,756,643
                                                ==========   ==========   ==========   ==========    ==========   ==========

     The accompanying notes are an integral part of the consolidated financial statements.
                                           F-6

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     for the years ended September 30, 1997, 1996 and 1995

                                                       1997          1996          1995
                                                       -----------   -----------   -----------
      Cash flows from operating activities:
        Net income                                     $ 1,851,240   $ 1,244,522   $   587,559
        Adjustments to reconcile net income to
          net cash provided by (used in) operating
          activities:
            Purchase of trading securities                 (98,874)
            Gains on sales of investments, net             (85,000)         (583)
            Gains on sales of receivables, net            (954,973)     (977,441)     (512,500)
            (Gain) loss on sales of real estate             80,267        39,552        (6,267)
            Provision for losses on real estate
              assets                                       986,435       490,082       445,381
            Depreciation and amortization                  967,382       493,506       519,280
            Deferred income tax provision                  (79,268)      134,877       164,249
            Changes in assets and liabilities, net
              of effects from purchases of
              subsidiaries:
                Annuity reserves                         4,946,874     3,713,490     1,031,720
                Compound and accrued interest on
                  investment certificates and debt
                  payable                                1,124,113      (432,048)    1,714,943
                Accrued interest on real estate
                  contracts and mortgage notes
                  receivable                               157,804    (1,005,273)     (306,978)
                Other                                   (4,590,006)   (4,269,279)      365,111
                                                       -----------   -----------   -----------
                    Net cash provided by (used in)
                      operating activities               4,305,994      (568,595)    4,002,498
                                                       -----------   -----------   -----------
      Cash flows from investing activities:
        Net cash paid or received associated with
          purchases of subsidiaries                                     (761,739)    1,406,873
        Investment in affiliated company                              (1,500,000)
        Proceeds from sales of available-for-sale
          investments                                       97,397       999,790       992,370
        Purchase of available-for-sale investments      (7,228,889)     (275,641)
        Proceeds from maturities of held-to-maturity
          investments                                    1,500,000       500,000
        Purchase of held-to-maturity investments          (995,469)     (486,753)
        Principal payments on real estate contracts
          and mortgage notes receivable                 13,034,662    13,874,707     6,567,102
        Principal payments on other receivable
          investments                                    1,891,355       753,892       393,942
        Purchases of real estate contracts and
          mortgage notes receivable                    (59,193,794)  (40,100,330)  (26,130,804)
        Purchases of other receivable investments      (13,652,880)   (7,387,117)  (18,316,371)
        Proceeds from real estate sales                  1,566,132        79,686       163,687
        Additions to real estate held for sale          (1,962,997)     (292,494)     (141,336)
        Proceeds from sale of receivables               24,213,531    19,430,000    21,350,848
                                                       -----------   -----------   -----------
                    Net cash used in investing
                      activities                       (40,730,952)  (15,165,999)  (13,713,689)
                                                       -----------   -----------   -----------

                                           F-7

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED for the years ended September 30, 1997, 1996 and 1995

                                                       1997          1996          1995
                                                       -----------   -----------   -----------
      Cash flows from financing activities:
        Receipts from annuity products                  47,521,061    15,632,116     5,903,808
        Withdrawals of annuity products                 (9,568,102)   (6,465,340)   (1,934,898)
        Proceeds from issuance of investment
          certificates                                  13,262,761    13,291,967     8,585,470
        Repayments of investment certificates           (6,812,643)   (8,571,918)   (2,847,347)
        Borrowings from banks and others                               5,752,500
        Repayments to banks and others                  (3,812,524)   (2,043,015)     (193,631)
        Debt issuance costs                               (651,450)     (585,198)     (441,775)
        Contingent purchase price paid on sub-
          sidiary purchased from related party            (249,721)
        Excess cost over historical cost basis
          of subsidiary purchased from related
          party                                                                        (52,733)
        Issuance of preferred stock                      1,181,922       539,041       371,956
        Cash dividends on preferred stock                 (446,560)     (333,606)     (309,061)
                                                       -----------   -----------   -----------
                    Net cash provided by financing
                      activities                        40,424,744    17,216,547     9,081,789
                                                       -----------   -----------   -----------
      Net increase (decrease) in cash and cash
        equivalents                                      3,999,786     1,481,953      (629,402)
      Cash and cash equivalents, beginning of year       4,461,315     2,979,362     3,608,764
                                                       -----------   -----------   -----------
      Cash and cash equivalents, end of year           $ 8,461,101   $ 4,461,315   $ 2,979,362
                                                       ===========   ===========   ===========

      See Note 16 for supplemental cash flow information.

      The accompanying notes are an integral part of the consolidated financial statements.

     SUMMIT SECURITIES, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SUMMARY OF ACCOUNTING POLICIES:

            BUSINESS AND REORGANIZATION

            Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio (the Company), was incorporated on July 25, 1990. On September 9, 1994, the controlling interest in the Company was acquired by National Summit Corp., a Delaware corporation which is wholly owned by
            C. Paul Sandifur, Jr. Prior to September 9, 1994, the Company was a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. (Metropolitan). Metropolitan is controlled by C. Paul Sandifur, Jr. and his immediate family.
            The change in control was made pursuant to a reorganization wherein the Company redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of the Company for $3,600,000, the approximate net book value of the Company at the transactiondate. Contemporaneous with this redemption, the Company issued
            10,000 shares of common stock to National Summit Corp. for $100,000. In addition, various investors holding
            Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family, acquired 30,224 shares of the Company's preferred stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan. The preferred shares issued for the Metropolitan shares were recorded at their face value which approximated recent issuances to unrelated parties. The face value of the preferred shares approximates fair value due to the variable dividend rate associated with such shares (see Note 13).

            On January 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995 at a purchase price of $288,950, the approximate net book value of MIS at the transaction date. This acquisition was recorded as a purchase; however, due to the common control of Metropolitan and the Company, the historical cost bases of the assets and liabilities of MIS were recorded by the Company.

            Additionally, by agreement, effective January 31, 1995, Metropolitan discontinued its property development division, which consisted of a group of employees experienced in real estate development. On the same date, the Company commenced the operation of a property development subsidiary employing those same individuals who had previously been employed by Metropolitan. Summit Property Development Corporation, a 100% owned subsidiary of the Company, has negotiated an agreement with Metropolitan to provide future property development services.
                                           F-9

            BUSINESS AND REORGANIZATION, CONTINUED

            On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life Insurance Company (OSL), an insurance company domiciled in the state of Idaho, for $2,722,000, the historical cost basis of OSL at date of purchase, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. Future contingency payments, if any, will be accounted for as common stock dividends. During the year ended September 30, 1997, the Company paid to Metropolitan approximately $250,000 in contingency payments. The initial purchase price plus estimated future contingency payments approximated the appraised valuation of OSL. The acquisition was recorded as a purchase; however, due to the common control of Metropolitan and the Company, the historical cost bases of assets and liabilities of OSL were recorded by the Company.

            The total purchase price of MIS and OSL exceeded the historical cost bases of the net assets of the companies by approximately $53,000. Due to the common control of Metropolitan and the Company, this excess purchase price has been recorded as a dividend through a reduction of retained earnings.

            On December 28, 1995, the Company consummated an agreement with ILA Financial Services, Inc., whereby 100% of the outstanding common stock of Arizona Life Insurance Company (AZL), an insurance company domiciled in the state of Arizona, was sold to OSL. The purchase price of $1,234,000, approximated the net book value of AZL at date of purchase. AZL held licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. At the date of purchase, AZL was dormant and had no outstanding insurance business or other liabilities. AZL's business activities have been the acquisition of real estate contracts and mortgage notes receivable using funds derived from the sale of annuities and funds derived from receivable cash flows. The acquisition of AZL had an immaterial effect on the financial condition and operations of the Company.

            Metropolitan is effectively controlled by C. Paul Sandifur, Jr. through his common stock ownership and voting control.
            National Summit Corp. is wholly owned by C. Paul Sandifur, Jr. through ownership of 100% of the voting stock. National Summit Corp. does not have any operations or activities other than the holding of the Company.
                                          F-10

            BUSINESS AND REORGANIZATION, CONTINUED

            The Company and it subsidiaries purchase contracts and mortgage notes collateralized by real estate and other receivable investments with funds generated from the public issuance of debt securities in the form of investment certificates, annuity products, cash flows from receivable payments, sales of real estate and securitization of receivables held for sale. PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Metropolitan Investment Securities, Inc. (since January 31, 1995), Summit Property Development, Inc. (since January 31, 1995), Old Standard Life Insurance Company (since May 31, 1995) and its wholly owned subsidiary, Arizona Life Insurance Company (since December 28, 1995). All significant intercompany transactions and balances have been eliminated in consolidation.

            CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of these banks and financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances periodically exceed the federal insurance limit.

            INVESTMENTS IN AFFILIATED COMPANIES

            Investments in equity securities of affiliated companies are carried at the lower of cost or estimated net realizable value.


            INVESTMENTS

            The Company has classified its investments in debt and equity securities, other than those of affiliated companies, as "trading," "available-for-sale" or "held-to-maturity". The accounting policies related to these investments are as follows:
              TRADING SECURITIES: Trading securities, consisting of pass-through certificates, are retained in connection with the Company's securitization transactions and are recorded at market value. Realized and unrealized gains and losses are included in the consolidated statements of income.

            INVESTMENTS, CONTINUED

              AVAILABLE-FOR-SALE SECURITIES: Available-for-sale securities, consisting primarily of government-backed securities and pass-through certificates are carried at market value. Unrealized gains and losses are presented as a separate component of stockholders' equity, net of related income taxes.

              HELD-TO-MATURITY SECURITIES: Held-to-maturity securities, consisting primarily of government-backed securities and corporate bonds having fixed maturities, are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

            For other than a temporary decline in the value of a common stock, preferred stock or publicly traded bonds below their cost or amortized cost, the investment is reduced to its net realizable value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a loss in the consolidated statements of income. Any recovery of market value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors which the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which market value has been less than cost; the financial condition and near-term prospects of the issuers; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in market value.

            Realized gains and losses on investments are calculated on a specific-identification basis and are recognized in the consolidated statements of income in the period in which the investment is sold.

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

            Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method. For receivables acquired after September 30, 1992, net purchase discounts are amortized on an individual receivable basis using the interest method over the remaining contractual term of the receivable. The Company

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE,
            CONTINUED

            accounts for its portfolio of discounted receivables acquired before October 1, 1992 using anticipated prepayment patterns to apply the interest method of amortization. Discounted receivables are pooled by the fiscal year of purchase and by similar receivable types. The amortization period, which is approximately 78 months, estimates a constant prepayment rate of 10-12 percent per year and contractually scheduled payments, which is consistent with the Company's expectations and prior experience on similar receivables.

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD
            FOR SALE

            Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of receivable. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income as earned. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized.

            Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of the SFAS No. 125". SFAS No. 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of the provisions of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations or cash flows.

            ALLOWANCES FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

            The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables determined in accordance with the provisions of Statement of Financial Accounting Standards
            (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended. The adoption of this new standard on October 1, 1995, did not have a material effect on the Company's consolidated financial statements. Specific allowances are established for delinquent receivables with net carrying values in excess of $100,000, as necessary. Additionally, the Company establishes allowances, based on prior delinquency and loss experience, for currently performing receivables and smaller delinquent receivables. Allowances for losses are based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company continues to accrue interest on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.
            OTHER RECEIVABLE INVESTMENTS

            Other receivables held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

            REAL ESTATE HELD FOR SALE AND DEVELOPMENT

            Real estate is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure, forfeiture or acquisition. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (net unpaid receivable carrying value). Periodically, the Company reviews the carrying values of real estate held for sale by obtaining new or updated appraisals, and adjusts its carrying values to the lower of cost or net realizable value, as necessary. As a result of changes in the real estate markets in which these properties are located, it is reasonably possible that these carrying values could change in the near term.

            REAL ESTATE HELD FOR SALE AND DEVELOPMENT, CONTINUED

            The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized.

            Profit on sales of real estate is recognized when the buyers' initial and continuing investment is adequate to demonstrate that (1) a commitment to fulfill the terms of the transaction exists, (2) collectibility of the remaining sales price is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and transfers all the risks and rewards of ownership to the buyer.

            DEFERRED COSTS

            Commission expense and other annuity policy and investment certificate issuance costs are deferred. For annuity costs, the portion of the deferred policy acquisition cost that is estimated not to be recoverable from surrender charges is amortized as a constant percentage of the estimated gross profits (both realized and unrealized) associated with the annuities. For investment certificate costs, amortization is computed over the expected certificate term which ranges from 6 months to 5 years, using the interest method. Changes in the amount or timing of estimated gross profits on the annuities or the expected term of the investment certificates will result in adjustments in the cumulative amortization of these costs.

            ANNUITY RESERVES

            Premiums for annuities are recorded as annuity reserves under the deposit method. Reserves for annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result in changes in the factors included in the actuarial calculations, it is reasonably possible that the reserves for annuities could change in the near term.

            RECOGNITION OF ANNUITY REVENUES

            Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred annuity policy costs.

            GUARANTY FUND ASSESSMENTS

            The Company's life insurance subsidiaries are subject to insurance guaranty laws in the states in which they operate. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes.
            However, future changes in state laws could decrease the amount available for offset. At September 30, 1997 and 1996, the Company has accrued a liability for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

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

            The Company is included in the consolidated income tax return with National Summit Corp., its parent. The Company is allocated a current and deferred tax provision from National Summit Corp. as if the Company filed a separate tax return.

            EARNINGS PER COMMON SHARE

            Earnings per common share are computed by deducting preferred stock dividends from net income and dividing the result by the weighted averaged number of shares of common stock outstanding. There were no common stock equivalents or potentially dilutive securities outstanding during any of the three years in the period ended September 30, 1997.

            In February 1997, SFAS No.  128, "Earnings Per Share" (SFAS
            No. 128) was issued. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior period EPS data presented. The Company does not believe that the application of this standard will have a material effect on the presentation of its earnings per share disclosures.

            COMPREHENSIVE INCOME

            In June 1997, SFAS No. 130, "Reporting Comprehensive Income," (SFAS No. 130) was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statement. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the financial statement effect of the application of this Statement.

            INTEREST RATE RISK

            The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending September 30, 1998, approximately $100,000,000 of the Company's financial liabilities will reprice or mature as compared to approximately $26,500,000 of its financial assets, resulting in a mismatch of approximately $73,500,000. This structure is beneficial in periods of declining interest rates; however, may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 88% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

            HEDGING ACTIVITIES

            The Company is authorized by its Board of Directors, subject to certain limitations, to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio and in anticipation of sales and securitizations of real estate contracts and other receivable investments. The Company participates with Metropolitan and its subsidiaries in futures contracts as a means of managing interest rate risk or to benefit from an anticipated movement in the financial markets. Unrealized gains or losses associated with financial future contracts that meet the hedge criteria prescribed in Statement of Financial Standards No. 80 (SFAS No. 80), "Accounting for Futures Contracts" are deferred and recognized when the effects of changes in the interest rate on the hedged asset are recognized.

            The Company also purchases collateralized mortgage obligations
            (CMOs), pass-through certificates and other asset-backed securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising

            HEDGING ACTIVITIES, CONTINUED

            interest rates. The Company has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities. At September 30, 1997, the Company was not a party to any derivative financial instruments.

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


      2.  INVESTMENTS IN AFFILIATED COMPANIES:

          At September 30, 1997 and 1996, investments in affiliated companies consisted of:

                                                                         Cost and Carrying Value
                                                             Number of   -----------------------
              Type of Shares                                 Shares      1997         1996
              --------------------------------------------   ---------   ----------   ----------
              Metropolitan Mortgage & Securities Co., Inc.:
                Class A common                                      9    $  420,205   $  420,205
                Preferred:
                  Series C                                    116,094     1,160,942    1,160,942
                  Series D                                     24,328       243,278      243,278
                  Series E-1                                  105,800     1,058,000    1,058,000
                  Series E-4                                    1,400       140,000      140,000
                                                                         ----------   ----------
                                                                          3,022,425    3,022,425
              Consumers Group Holding Co., Inc.:
                Common                                             19     1,500,000    1,500,000
                                                                         ----------   ----------
                                                                         $4,522,425   $4,522,425
                                                                         ==========   ==========

          Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1997 and 1996, the Company owned 7.09% of Metropolitan's outstanding Class A common stock. Metropolitan had total assets of approximately $1.1 billion at September 30, 1997.

          The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 1997, the preferred Series C, D and
          E-1 had dividend rates of 7.645%.   The preferred Series E-4 had
          a dividend rate of 8.145%. Neither the common nor preferred shares are traded in a public market.

          At September 30, 1997 and 1996, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc.
          The Company acquired the stock investment in April 1996 in a cash purchase from C. Paul Sandifur, Jr. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. Consumers Group Holding Co., Inc. owns approximately 75.5% of Western United Life Insurance Company (Western), a life insurer domiciled in the state of Washington. Western had total assets of approximately $947 million at September 30, 1997.


      3.  INVESTMENTS:

          A summary of carrying and estimated market values of investments at September 30, 1997 and 1996 is as follows:

                                            1997
                                            -------------------------------------------------
                                                                                   Estimated
                                                                                   Market
                                                         Gross        Gross        Value
                                            Amortized    Unrealized   Unrealized   (Carrying
              Trading                       Cost         Gains        Losses       Value)
              -------------------------     ----------   ----------   ----------   ----------
              Pass-Through Certificates     $1,658,836   $   85,000   $            $1,743,836
                                            ==========   ==========   ==========   ==========

                                            1997
                                            -------------------------------------------------
                                                                                   Estimated
                                                                                   Market
                                                         Gross        Gross        Value
                                            Amortized    Unrealized   Unrealized   (Carrying
              Available-for-Sale            Cost         Gains        Losses       Value
              -------------------------     ----------   ----------   ----------   ----------
              U.S. Government Bonds         $3,973,218   $   75,534   $            $4,048,752
              Pass-Through Certificates      1,901,856        8,862                 1,910,718
                                            ----------   ----------   ----------   ----------
                                            $5,875,074   $   84,396   $            $5,959,470
                                            ==========   ==========   ==========   ==========
                                            Amortized
                                            Cost         Gross        Gross        Estimated
                                            (Carrying    Unrealized   Unrealized   Market
              Held-to-Maturity              Value)       Gains        Losses       Value
              -------------------------     ----------   ----------   ----------   ----------
              U.S. Government Bonds         $6,240,640   $    1,390   $  (34,648)  $6,207,382
              Corporate Bonds                1,000,569                    (1,408)     999,161
                                            ----------   ----------   ----------   ----------
                                            $7,241,209   $    1,390   $  (36,056)  $7,206,543
                                            ==========   ==========   ==========   ==========

                                            1996
                                            -------------------------------------------------
                                                                                   Estimated
                                                                                   Market
                                                         Gross        Gross        Value
                                            Amortized    Unrealized   Unrealized   (Carrying
              Available-for-Sale            Cost         Gains        Losses       Value)
              -------------------------     ----------   ----------   ----------   ----------
              Pass-Through Certificates     $  269,305   $            $            $  269,305
                                            ==========   ==========   ==========   ==========
                                            Amortized
                                            Cost         Gross        Gross        Estimated
                                            (Carrying    Unrealized   Unrealized   Market
              Held-to-Maturity              Value)       Gains        Losses       Value
              -------------------------     ----------   ----------   ----------   ----------
              U.S. Government Bonds         $5,735,579   $            $ (111,140)  $5,624,439
              Corporate Bonds                2,014,499                   (16,744)   1,997,755
                                            ----------   ----------   ----------   ----------
                                            $7,750,078   $            $ (127,884)  $7,622,194
                                            ==========   ==========   ==========   ==========

          All bonds held at September 30, 1997 were performing in accordance with their terms.

          During the year ended September 30, 1997, the Company reclassified available-for-sale securities with a carrying value of approximately $1,560,000 to the trading classification. At the date of transfer, an unrealized gain of approximately $85,000 was recognized in the consolidated statement of income.

          During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $999,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $999,000.

          The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 1997 and 1996 were in excess of ten percent of stockholders' equity:

                                                                Aggregate
                                                                Carrying
            Issuer                                              Amount
            ------------------------------------                ----------
            1997:
              Pass-through certificates:
                Triad Auto Receivables Trust                    $1,910,718
                Metropolitan Asset Funding, Inc.                 1,277,488
              Corporate bonds:
                Wal-Mart stores                                  1,000,569

            1996:
              Corporate bonds:
                General Electric Credit
                  Corporation                                    1,012,613
                Wal-Mart stores                                  1,001,886

          At September 30, 1997, the contractual maturities of the available-for-sale and held-to-maturity securities are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Estimated
                                                   Amortized    Market
            Available-for-Sale Securities          Cost         Value
            ------------------------------------   ----------   ----------
            Due after one year through five
              years                                $3,973,218   $4,048,752
            Due after five years through ten
              years                                 1,901,856    1,910,718
                                                   ----------   ----------
                                                   $5,875,074   $5,959,470
                                                   ==========   ==========
                                                                Estimated
                                                   Amortized    Market
            Held-to-Maturity Securities            Cost         Value
            ------------------------------------   ----------   ----------
            Due in one year or less                $6,251,349   $6,207,950
            Due after one year through five
              years                                   989,860      998,593
                                                   ----------   ----------
                                                   $7,241,209   $7,206,543
                                                   ==========   ==========


      4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

          Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. At September 30, 1997, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $99,337,000 and second position liens of approximately $9,704,000.

          The Company's real estate contracts and mortgage notes receivable at September 30, 1997 are collateralized by property concentrated in the following geographic regions:

            Pacific Northwest (Washington, Alaska, Idaho, Montana
              and Oregon)                                               27%
            Pacific Southwest (California, Nevada and Arizona)          18
            North Atlantic (Connecticut, New Jersey, New York and
              Pennsylvania)                                             13
            Southwest (Texas, Louisiana and New Mexico)                 12
            Southeast (Florida, Georgia, North Carolina and
              South Carolina)                                            9
            Other                                                       21
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

          The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1997 and 1996 is grouped by the following dollar ranges:

                                               1997           1996
                                               ------------   ------------
            Under $15,001                      $  4,653,217   $  3,718,664
            $15,001 to $40,000                   23,044,404     22,297,937
            $40,001 to $80,000                   32,595,257     28,746,046
            $80,001 to $150,000                  22,970,999     17,852,524
            Greater than $150,000                25,777,561     11,050,913
                                               ------------   ------------
                                               $109,041,438   $ 83,666,084
                                               ============   ============

          Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1997 and 1996 are as follows:

                                               1997           1996
                                               ------------   ------------
            Less than 8.00%                    $ 23,202,059   $ 17,315,968
            8.00% to 8.99%                       26,641,555     18,387,426
            9.00% to 9.99%                       26,409,005     19,139,440
            10.00% to 10.99%                     19,244,422     18,781,971
            11.00% to 11.99%                      2,833,468      5,660,121
            12.00% to 12.99%                      5,950,964      2,092,243
            13% or higher                         4,759,965      2,288,915
                                               ------------   ------------
                                               $109,041,438   $ 83,666,084
                                               ============   ============

          The weighted average contractual interest rate on these receivables at September 30, 1997 is approximately 9.1%.
          Maturity dates range from 1997 to 2027. The constant effective yield on contracts purchased during the years ended September 30, 1997 and 1996 was approximately 10.4% and 10.6%, respectively.

          The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1997 and 1996.

                                                              1997           1996
                                                              ------------   ------------
              Face value of discounted receivables            $ 99,493,067   $ 73,226,348
              Face value of originated and nondiscounted
                 receivables                                     9,548,371     10,439,736
              Unrealized discounts, net of unamortized
                 acquisition costs                              (5,958,564)    (4,733,938)
              Allowance for losses                              (1,153,278)      (974,487)
              Accrued interest receivable                        1,694,132      2,051,094
                                                              ------------   ------------
              Carrying value                                  $103,623,728   $ 80,008,753
                                                              ============   ============

          The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                               September 30,
                                               ------------------------------------------
                                               1997           1996           1995
                                               ------------   ------------   ------------
              Balance, beginning of year       $    974,487   $    765,130   $    250,572
              Provision for losses on
                 real estate contracts
                 and mortgage notes
                 receivable                         386,525        212,600        103,950
              Additions from acquisition
                 of subsidiary                                                    310,957
              Recoveries/(write-offs)              (207,734)        (3,243)        99,651
                                               ------------   ------------   ------------
                                               $  1,153,278   $    974,487   $    765,130
                                               ============   ============   ============

          At September 30, 1997 and 1996, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $118,000 and $110,000, respectively, of which approximately $21,000 and $27,000, representing the respective amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

          During the years ended September 30, 1997 and 1996, the average recorded investment in impaired receivables was approximately $113,000 and $82,000, respectively. During the years ended September 30, 1997 and 1996, interest income in the approximate amount of $10,000 and $7,000, respectively, was recognized on these receivables during the period in which they were impaired.

          The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $4,586,000 and $3,375,000 at September 30, 1997 and 1996, respectively.

          Aggregate amounts of the face value of the Company's real estate contracts and mortgage notes receivable at September 30, 1997 expected to be received, based upon contractual payments, are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $  3,793,049
            1999                                                 4,124,223
            2000                                                 4,484,312
            2001                                                 4,875,840
            2002                                                 5,301,553
            Thereafter                                          86,462,461
                                                              ------------
            Total                                             $109,041,438
                                                              ============


      5.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR
          SALE:

          The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

          The Company entered into securitization transactions during the years ended September 30, 1997 and 1996. The Company participates in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries.
          These receivables are structured in classes by credit rating and transferred to a trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, and are recognized in the consolidated statements of income as each class is sold.

      5. REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE, HELD FOR SALE, CONTINUED:

          During the years ended September 30, 1997 and 1996, proceeds from securitization transactions were approximately $17,891,000 and $7,009,000 and resulted in gains of approximately $763,500 and $297,300, respectively. The gains included approximately $204,300 and $99,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The Company evaluates possible impairment in its mortgage servicing rights by similar type of loan and to the extent that carrying value for a stratum exceeds its estimated fair value, an impairment loss is recognized. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity prior to September 30, 1997 and 1996 at the Company's carrying value.

          Of the receivables securitized, the Company has retained investments in certain classes of the securities having a fair value of approximately $1,744,000 and $269,000 at September 30, 1997 and 1996, respectively. These securities were transferred to the Company's investment portfolio and classified as trading securities. These certificates are the lowest investment grade rated and residual certificate classes and are subordinate to the other offered classes of certificates. These classes receive the lowest priority of principal and interest distributions and thus bear the highest credit risk. The Company provides for this risk by reducing the interest yield on these securities and by providing a reserve for the principal distributions due on these subordinate classes which may not be received due to default or loss. The weighted average constant effective yield on these securities was 10.8% and 13.2% at September 30, 1997 and 1996, respectively.


      6.  OTHER RECEIVABLE INVESTMENTS:

          Other receivable investments include various cash flow investments primarily comprised of annuities and lottery prizes. Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the state.

          These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 1997 and 1996 was approximately 13.5% and 12.4%, respectively. Contractual maturities range from 1998 to 2035.

          The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1997 and 1996.

                                               1997           1996
                                               ------------   ------------
            Face value of receivables          $ 33,898,409   $ 19,103,098
            Unrealized discounts, net of
              unamortized acquisition costs     (13,310,207)    (7,314,968)
                                               ------------   ------------
            Carrying value                     $ 20,588,202   $ 11,788,130
                                               ============   ============

          All such receivables at September 30, 1997 were performing in accordance with their contractual terms.

          During the years ended September 30, 1997, 1996 and 1995, the Company sold receivables with a carrying value of approximately $2,961,000, $11,741,000 and $1,260,000, respectively, to a third party without recourse and recognized gains of approximately $124,600, $680,100 and $128,500, respectively.

          The following individual other receivable investments were in excess of ten percent of stockholders' equity at September 30, 1997 and 1996.

                                                              Aggregate
                                                              Carrying
            Issuer                                            Amount
            ------------------------------------------------  ------------
            1997:
              Safeco Life Insurance Company                   $  2,311,119
              Michigan State Agency                              1,605,133
              Transamerica Occidental Insurance Company          1,489,019
              Metropolitan Life Insurance Company                1,289,871
              Allstate Life Insurance Company                    1,255,758
              First Colony Life Insurance Company                1,088,952
              New York State Agency                              1,013,265

                                                              Aggregate
                                                              Carrying
            Issuer                                            Amount
            ------------------------------------------------  ------------
            1996:
              Michigan State Agency                           $  1,738,909
              Safeco Life Insurance Company                        977,150
              New York State Agency                                966,639
              Arizona State Agency                                 949,675
              Transamerica Life Insurance Company                  666,994

          Aggregate amounts of contractual maturities of other receivables at their face amounts at September 30, 1997 are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $  5,418,805
            1999                                                 4,450,416
            2000                                                 4,044,290
            2001                                                 3,515,190
            2002                                                 2,930,376
            Thereafter                                          13,539,332
                                                              ------------
            Total                                             $ 33,898,409
                                                              ============

      7.  DEFERRED COSTS:

          An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 1997, 1996 and 1995 is as follows:

                                                  Annuity       Investment
                                                  Acquisition   Certificates   Total
                                                  -----------   ------------   ----------
              Balance, September 30, 1994                        $  705,994    $  705,994
                 Increase due to acquisition of
                   life insurance subsidiary      $ 2,614,778                   2,614,778
                 Deferred during the period:
                   Commissions                        291,050       259,633       550,683
                   Other expense                       47,885       182,142       230,027
                                                  -----------    ----------    ----------
                 Total deferred costs               2,953,713     1,147,769     4,101,482
                 Amortization during the period      (198,190)     (321,090)     (519,280)
                                                  -----------    ----------    ----------
              Balance, September 30, 1995           2,755,523       826,679     3,582,202

      7.  DEFERRED COSTS:

                                                  Annuity       Investment
                                                  Acquisition   Certificates   Total
                                                  -----------   ------------   ----------
              Balance, September 30, 1995           2,755,523       826,679     3,582,202
                 Deferred during the period:
                   Commissions                        722,861       390,713     1,113,574
                   Other expense                      459,525       194,485       654,010
                                                  -----------    ----------    ----------
                 Total deferred costs               3,937,909     1,411,877     5,349,786
                 Amortization during the period       (84,773)     (402,967)     (487,740)
                                                  -----------    ----------    ----------
              Balance, September 30, 1996           3,853,136     1,008,910     4,862,046
                 Deferred during the period:
                   Commissions                      2,517,323       434,795     2,952,118
                   Other expense                      555,961       216,655       772,616
                                                  -----------    ----------    ----------
                 Total deferred costs               6,926,420     1,660,360     8,586,780
                 Amortization during the period      (422,386)     (529,695)     (952,081)
                                                  -----------    ----------    ----------
              Balance, September 30, 1997         $ 6,504,034    $1,130,665    $7,634,699
                                                  ===========    ==========    ==========

          The amortization of deferred annuity acquisition costs, which is based on the estimated gross profits of the underlying annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected.


      8.  ANNUITY RESERVES:

          Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from a 5.0% to 9.9% during the year ended September 30, 1997, 5.4% to 10.4% during the year ended September 30, 1996 and 5.75% to 10.65% during the four-month period ended September 30, 1995.

          On February 21, 1997, OSL entered into a reinsurance agreement with Western whereby OSL agreed to reinsure 75% of the face value of certain single premium deferred annuity contracts underwritten by WULA. The amount of deferred annuity contracts reinsured by OSL and included in annuity reserves totaled approximately $28,358,800 at September 30, 1997.

      9.  GUARANTY FUND ASSESSMENTS:

          All states in which the Company's life insurance subsidiaries operate have laws requiring solvent life insurance companies to pay assessments to protect the interests of policyholders of insolvent life insurance companies. Assessments are levied on all member insurers in each state based on a proportionate share of premiums written by member insurers in the lines of business in which the insolvent insurers engaged. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset.

          The net amount expensed by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1997 and 1996 and the four-month period ended September 30, 1995 were $120,000, $90,000 and $25,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1995. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above-described insolvencies. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. At September 30, 1997 and 1996, an estimated future guaranty fund assessment of approximately $429,000 and $531,000, respectively, has been recorded, which is net of a 7% discount rate applied to the estimated payment term of approximately seven years.


     10.  INVESTMENT CERTIFICATES:

          At September 30, 1997 and 1996, investment certificates consist of:

            Annual
            Interest
            Rates                                1997          1996
            ----------------------------------   -----------   -----------
            6% to 7%                             $   758,446   $ 1,547,283
            7% to 8%                               2,368,671     1,946,646
            8% to 9%                              30,951,990    26,380,522
            9% to 10%                             10,672,322     8,370,330
            10% to 11%                               143,396       199,926
                                                 -----------   -----------
                                                  44,894,825    38,444,707
            Compound and accrued interest          5,512,166     4,379,164
                                                 -----------   -----------
            Totals                               $50,406,991   $42,823,871
                                                 ===========   ===========

          The weighted average interest rate on outstanding investment certificates was approximately 8.5% at September 30, 1997 and 1996.

          Investment certificates (including principal and compound and accrued interest) at September 30, 1997 mature as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                              $ 11,831,000
            1999                                                 8,878,000
            2000                                                 7,292,000
            2001                                                11,447,000
            2002                                                 7,437,000
            Thereafter                                           3,521,991
                                                              ------------
            Total                                             $ 50,406,991
                                                              ============

     11.  DEBT PAYABLE:

          At September 30, 1997 and 1996, debt payable consists of:

                                                 1997          1996
                                                 -----------   -----------
            Reverse repurchase agreements with
              various securities brokers,
              interest at 5.9% per annum; due
              on October 1, 1996; collateralized
              by $3,900,000 in U.S. Treasury
              bonds                                            $ 3,802,500
            Real estate contracts and mortgage
              notes payable, interest rates
              ranging from 6.5% to 8.5%, due
              in installments through 2008,
              collateralized by senior liens on
              certain of the Company's real
              estate contracts, mortgage notes
              receivable and real estate held
              for sale                           $   199,286        37,875
            Accrued interest payable                   1,706        10,595
                                                 -----------   -----------
                                                 $   200,992   $ 3,850,970
                                                 ===========   ===========

          Aggregate amounts of principal and accrued interest due on debt payable at September 30, 1997 are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                                  $ 11,782
            1999                                                    10,801
            2000                                                    19,947
            2001                                                    23,408
            2002                                                    25,701
            Thereafter                                             109,353
                                                                  --------
            Total                                                 $200,992
                                                                  ========


     12.  INCOME TAXES:

          The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 is as follows:


            1997                                  Assets       Liabilities
            -----------------------------------   ----------   -----------
            Mark to market for investment
              securities                                       $   33,542
            Guaranty fund assessments             $  145,848
            Annuity reserves                         784,934
            Management fee payable                                105,566
            Allowance for losses on real estate
              and receivables                        675,995
            Deferred policy acquisition costs                   2,099,193
            Deferred contract acquisition costs
              and discount yield recognition                    1,108,556
            Net operating loss carryforwards         627,309
            Other                                                 234,040
                                                  ----------   ----------
            Total deferred income taxes           $2,234,086   $3,580,897
                                                  ==========   ==========

            1996                                  Assets       Liabilities
            -----------------------------------   ----------   -----------
            Mark to market for investment
              securities                          $    5,238
            Guaranty fund assessments                180,645
            Annuity reserves                         734,150
            Management fee payable                             $  215,686
            Allowance for losses on real estate
              and receivables                        362,436
            Deferred policy acquisition costs                   1,724,548
            Deferred contract acquisition costs
              and discount yield recognition                      958,473
            Net operating loss carryforwards         189,416
            Other                                        743
                                                  ----------   ----------
            Total deferred income taxes           $1,472,628   $2,898,707
                                                  ==========   ==========

          No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences. At September 30, 1997, the Company's remaining net operating loss carryforwards of approximately $1,800,000 expire in years 2006 through 2012. Realization is dependent on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          Due to the Company's previous change in ownership, approximately $1,000,000 of the above net operating losses, representing those generated prior to the change in ownership, are subject to the provisions of Internal Revenue Code Section 382, which limits the annual utilization of net operating losses to approximately $200,000 per year.

          The components of the provision for income taxes are as follows:

                                                          1997       1996       1995
                                                          --------   --------   --------
              Current                                     $206,173   $103,074   $ 75,458
              Deferred                                     (79,268)   134,877    164,249
                                                          --------   --------   --------
                                                          $126,905   $237,951   $239,707
                                                          ========   ========   ========

          Following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                         1997               1996               1995
                                         ----------------   ----------------   ----------------
              Federal income tax at
                 statutory rate          $672,569    34%    $504,041    34%    $281,270    34%
              Affiliate corporate
                 dividend received
                 deduction                (57,184)   (3)     (47,661)   (3)     (49,921)   (6)
              Small life insurance
                 company deduction       (497,449)  (25)    (225,669)  (15)
              Other                         8,969              7,240              8,358     1
                                         --------   ---     --------   ---     --------   ---
              Income tax provision       $126,905     6%    $237,951    16%    $239,707    29%
                                         ========   ===     ========   ===     ========   ===


     13.  STOCKHOLDERS' EQUITY:

          A summary of preferred and common stock at September 30, 1997 and 1996 is as follows:

                                                           Issued and Outstanding Shares
                                                           -------------------------------------
                                   Authorized Shares       1997                1996
                                   ---------------------   -----------------   -----------------
                                   1997        1996        Shares   Amount     Shares   Amount
                                   ---------   ---------   ------   --------   ------   --------
              Registered preferred
                 stock:
                   Series S-1        185,000     185,000   37,022   $370,224   36,460   $364,603
                   Series S-2        150,000     150,000    8,136     81,357    4,852     48,514
                   Series S-RP        80,000      80,000    2,560     25,600
                   Series S-3        150,000                6,099     60,988
                                   ---------   ---------   ------   --------   ------   --------
                                     565,000     415,000   53,817   $538,169   41,312   $413,117
                                   =========   =========   ======   ========   ======   ========
              Common stock         2,000,000   2,000,000   10,000   $100,000   10,000   $100,000
                                   =========   =========   ======   ========   ======   ========

          The Company has authorized 10,000,000 total shares of Series S preferred stock. The Company has the right, without further stockholder approval, to establish additional series of preferred stock with provisions different than those described below for the Series S-1, S-2, S-3 and S-RP preferred stock.

          Series S-1, S-2, S-3 and S-RP preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to the highest of the "Treasury Bill Rate," the "Ten Year Constant Maturity Rate" or the "Twenty Year Constant Maturity Rate" as defined in the offering prospectus determined immediately prior to declaration date. The board of directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

          Series S-1, S-2, S-3 and S-RP preferred stock have a par value of $10 per share and were or will be sold to the public at $100 per share. Series S-1, S-2 and S-RP shares are callable at the sole option of the board of directors at $100 per share. Series S-3 shares are callable at the sole option of the board of directors at $102 per share before December 31, 1997 and at $100 per share after December 31, 1997.

          All preferred shares have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price.

          The payment of dividends by the Company's wholly owned life insurance subsidiaries is subject to certain restrictions imposed by statute by the respective state of domicile (see Note 14). Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company and surplus arising from unrealized capital gains or the revaluation of assets.

          The Idaho Insurance Code presently requires the life insurance subsidiary domiciled in the state of Idaho to maintain $1 million in common stock and $1 million in contributed surplus. The life insurance subsidiary domiciled in this state had an unassigned statutory deficit and retained deficit of approximately $70,000 at September 30, 1997 and thus, is currently restricted from paying dividends.

          The Arizona Insurance Code presently requires the life insurance subsidiary domiciled in the state of Arizona to maintain $450,000 in common stock and contributed surplus. This life insurance subsidiary domiciled in this state had an unassigned statutory deficit and retained deficit of approximately $1,383,000 at September 30, 1997 and thus, is currently restricted from paying dividends.


     14.  STATUTORY ACCOUNTING:

          The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance
          regulatory authorities in their states of domicile.   Accounting
          principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected differences between the statutory and the GAAP financial statements for the insurance subsidiaries as of and for the years ended September 30, 1997 and 1996 and for the four-month period ended September 30, 1995, respectively, are as follows:

                                                Statutory     GAAP
                                                -----------   -----------
            Stockholders' equity:
              1997                              $11,804,030   $16,614,551
              1996                                9,505,116    11,396,286
              1995                                2,248,969     2,743,415
            Net income:
              1997                              $   160,293   $ 2,409,260
              1996                                  374,703     1,285,135
              1995 (four-month period)               43,574        86,031
            Unassigned statutory surplus
              (deficit) and retained earnings
              (deficit):
                1997                             (1,453,370)    3,308,279
                1996                             (1,002,284)    1,138,886
                1995                                248,969       755,299

          The National Association of Insurance Commissioners (NAIC) currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1999, will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements.

          The Insurance Department of the State of Idaho has agreed to allow OSL to capitalize the underwriting fees charged by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Idaho do not describe the accounting required for this type of transaction. As of September 30, 1997 and 1996, this permitted accounting practice increased statutory surplus by approximately $165,000 and $435,000, respectively, over what it would have been had prescribed practices disallowed this accounting treatment.

          The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the insurance subsidiaries at September 30, 1997 and 1996 was above the minimum standards.


     15.  RELATED-PARTY TRANSACTIONS:

          The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $706,000, $586,000 and $315,000 in the years ended September 30, 1997, 1996 and 1995, respectively, and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on the Company's behalf. Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.

          Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

          The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended
          September 30, 1997, 1996 and 1995:

                                                  1997          1996          1995
                                                  -----------   -----------   -----------
              Real estate contracts and mort-
                 gage notes receivable and
                 other receivable investments
                 purchased through Metropolitan
                 or affiliates                    $63,980,678   $45,734,241   $42,479,766
              Capitalized acquisition costs
                 charged to the Company on
                 purchased receivables, includ-
                 ing management underwriting
                 fees                               3,384,542     1,753,206     1,967,409
                                                  -----------   -----------   -----------
              Total cost of receivables pur-
                 chased through Metropolitan      $67,365,220   $47,487,447   $44,447,175
                                                  ===========   ===========   ===========
              Real estate contracts and mort-
                 gage notes receivable and
                 other receivable investments
                 sold to Metropolitan or its
                 affiliates                       $ 3,815,973                 $17,098,581
              Gains on real estate contracts
                 and mortgage notes receivable
                 and other receivable invest-
                 ments sold to Metropolitan or
                 its affiliates                       103,947                     335,469
              Service fees charged to Metro-
                 politan for property develop-
                 ment assistance                    1,845,207   $ 2,038,202     1,250,017
              Servicing and collection fees
                 charged by a Metropolitan
                 affiliate                            341,000
              Commissions and service fees
                 charged to Metropolitan on sale
                 of Metropolitan's debentures
                 and preferred stock                1,307,110       369,080     1,124,481
              Commissions capitalized as
                 deferred costs, paid to a Metro-
                 politan affiliate on sale of
                 debentures                                                        86,491
              Commissions deducted from addi-
                 tional paid-in capital, paid to
                 a Metropolitan affiliate on sale
                 of preferred stock                                                13,249
              Dividends received on Metro-
                 politan's preferred stock invest-
                 ments                                240,267       200,256       256,991
              Net reinsurance premiums received
                 from affiliate (Note 8)           26,013,283

          Receivables from Metropolitan or its affiliates of $870,255 and $1,296,290 at September 30, 1997 and 1996, respectively, represent amounts owed to the Company related primarily to collections on real estate contract and mortgage note receivables and are included in other assets in the consolidated balance sheets.

          The Company receives management, receivable acquisition and receivable collections services from Metropolitan for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by the Company. The Company pays, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the receivable is acquired. During the years ended September 30, 1997, 1996 and 1995, the Company incurred service fees for receivable acquisition from Metropolitan of approximately $3,385,000, $1,753,000 and $1,967,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

          MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .25% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and service fees charged to Metropolitan during the years ended September 30, 1997, 1996 and 1995 were approximately $1,307,000, $369,000 and
          $1,124,000, respectively.

          Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to Metropolitan for these services were approximately $1,845,000, $2,038,000 and $1,250,000 during the years ended September 30, 1997, 1996 and 1995, respectively.

          The Company's employees are included in the Metropolitan Mortgage & Securities Co., Inc. Retirement Savings Plan (the Plan), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has earned 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 25% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company has a net profit during the preceding fiscal year. For services performed, the contribution relating to the Company's employees was made by Metropolitan during the years ended September 30, 1997, 1996 and 1995.


     16.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

          Supplemental information on interest and income taxes paid during the years ended September 30, 1997, 1996 and 1995 is as follows:

                                                  1997          1996          1995
                                                  -----------   -----------   -----------
              Interest paid                       $ 2,864,831   $ 3,914,390   $ 1,536,137
              Income taxes paid (refunded)            370,569       (62,591)      128,190

          Non-cash investing and financing activities of the Company during the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                  1997          1996          1995
                                                  -----------   -----------   -----------
              Assumption of other debt payable
                 in conjunction with purchase
                 of real estate contracts and
                 mortgage notes receivable        $   171,435   $    26,823   $   162,597
              Assumption of debt payable in
                 conjunction with foreclosure
                 of real estate                                                    15,528
              Real estate acquired through
                 foreclosure                        2,256,460     1,474,233     1,232,732
              Receivables originated to
                 facilitate the sale of real
                 estate                               344,798     1,013,314       959,813
              Transfer of securities from
                 held-to-maturity to available-
                 for-sale                                           999,204

                                                  1997          1996          1995
                                                  -----------   -----------   -----------
              Transfer of securities from
                 available-for-sale to trading      1,559,962
              Increase in assets and liabilities
                 associated with purchase of
                 subsidiaries:
              Held-to-maturity investment
                 securities                                         493,695     9,401,577
              Real estate contracts and
                 mortgage notes receivable                                     32,080,899
              Real estate held for sale                                           503,298
              Deferred costs                                                    2,614,778
              Other assets                                          268,044       205,504
              Annuity reserves                                                 44,558,959
              Accounts payable and accrued
                 expenses                                                       1,653,970


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

          Information about the Company's separate business segments and in total as of and for the years ended September 30, 1997 and 1996 is as follows:

                                               1997
                                               ------------------------------------------
                                                              Property
                                               Primary        Development
                                               Operations     Operations     Total
                                               ------------   ------------   ------------
              Revenues                         $ 17,940,255   $  1,845,207   $ 19,785,462
              Income from operations              1,773,182        204,963      1,978,145
              Identifiable assets, net          165,696,627        657,443    166,354,070
              Depreciation and amortization         962,129          5,253        967,382
              Capital expenditures                   29,599         21,369         50,968

                                               1996
                                               ------------------------------------------
                                                              Property
                                               Primary        Development
                                               Operations     Operations     Total
                                               ------------   ------------   ------------
              Revenues                         $ 12,309,367   $  2,047,082   $ 14,356,449
              Income from operations              1,269,143        213,330      1,482,473
              Identifiable assets, net          116,817,327        449,353    117,266,680
              Depreciation and amortization         490,890          2,616        493,506
              Capital expenditures                   26,063         47,528         73,591

          In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131) was issued. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers.

          This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has not yet determined the effect that the application of this Statement will have on the disclosures of its business segments.


     18.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

            REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE - For receivables, the discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable. For residential mortgage notes receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

            OTHER RECEIVABLE INVESTMENTS - The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

            INVESTMENT CERTIFICATES AND DEBT PAYABLE - The fair value of investment certificates and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

            The estimated fair values of the following financial instruments as of September 30, 1997 and 1996 are as follows:

                                                              1997
                                                              ---------------------------
                                                              Carrying
                                                              Amounts        Fair Value
                                                              ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                  $  8,461,101   $  8,461,101
                   Investments:
                      Affiliated companies                       4,522,425      4,522,425
                      Trading securities                         1,743,836      1,743,836
                      Available-for-sale securities              5,959,470      5,959,470
                      Held-to-maturity securities                7,241,209      7,206,543
                   Real estate contracts and mortgage
                      notes receivable                         103,082,874    107,809,335
                   Other receivable investments                 20,588,202     22,382,133
                 Financial liabilities:
                   Investment certificates - principal
                      and compound interest                     49,627,286     52,714,599
                   Debt payable - principal                        199,286        211,684

                                                              1996
                                                              ---------------------------
                                                              Carrying
                                                              Amounts        Fair Value
                                                              ------------   ------------
                 Financial assets:
                   Cash and cash equivalents                  $  4,461,315   $  4,461,315
                   Investments:
                      Affiliated companies                       4,522,475      4,522,475
                      Available-for-sale securities                269,305        269,305
                      Held-to-maturity securities                7,750,078      7,622,194
                   Real estate contracts and mortgage
                      notes receivable                          78,932,146     79,426,539
                   Other receivable investments                 11,788,130     12,404,341
                 Financial liabilities:
                   Investment certificates - principal
                      and compound interest                     42,148,886     42,545,085
                   Debt payable - principal                        199,286      3,840,375


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

     19.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

          The condensed balance sheets of Summit Securities ("Summit" or the "parent company") at September 30, 1997 and 1996 are as follows:

                                                              1997           1996
                                                              ------------   ------------
                             ASSETS
              Cash and cash equivalents                       $    803,669   $  1,466,892
              Investments                                        5,433,522      4,605,199
              Real estate contracts and mortgage notes
                 receivable and other receivable
                 investments                                    35,302,772     29,540,599
              Real estate held for sale, net (including
                 foreclosed real estate received in
                 satisfaction of debt of $639,158 and
                 $761,980)                                       1,810,050        761,980
              Equity in subsidiary companies                    13,838,358     10,338,846
              Deferred costs, net                                1,335,661      1,118,781
              Other assets, net                                    557,096         95,953
              Deferred income taxes                                307,276
              Receivables from affiliates                                         513,176
                                                              ------------   ------------
                   Total assets                               $ 59,388,404   $ 48,441,426
                                                              ============   ============

                            LIABILITIES

              Investment certificates and accrued
                 interest                                     $ 50,406,991   $ 42,823,871
              Debt payable                                          56,453         38,417
              Accounts payable and accrued expenses                341,522         65,961
              Payable to affiliates                                826,795
              Deferred income taxes                                               154,403
                                                              ------------   ------------
                   Total liabilities                            51,631,761     43,082,652
                                                              ------------   ------------

                        STOCKHOLDERS' EQUITY

              Preferred stock, $10 par (liquidation
                 preference, $5,381,690 and $4,131,170)            538,169        413,117
              Common stock, $10 par                                100,000        100,000
              Additional paid-in capital                         3,326,007      2,269,137
              Retained earnings                                  3,741,613      2,586,654
              Net unrealized gains (losses) on
                 investments                                        50,854        (10,134)
                                                              ------------   ------------
                   Total stockholders' equity                    7,756,643      5,358,774
                                                              ------------   ------------
                   Total liabilities and stockholders'
                      equity                                  $ 59,388,404   $ 48,441,426
                                                              ============   ============

          Summit's condensed statements of income for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                               1997           1996           1995
                                               ------------   ------------   ------------
              Revenues:
                 Interest and earned
                   discounts                   $  4,048,087   $  4,006,818   $  3,709,749
                 Dividends                          240,267        200,256        256,991
                 Fees, commissions, service
                   and other income                  95,751         83,375        104,571
                 Real estate sales                1,342,030        434,500        941,500
                 Realized net gains on sales
                   of investments and
                   receivables                      289,880        167,301        318,989
                                               ------------   ------------   ------------
                      Total revenues              6,016,015      4,892,250      5,331,800
                                               ------------   ------------   ------------
              Expenses:
                 Interest expense                 4,269,214      3,710,164      3,251,334
                 Cost of real estate sold         1,443,014        479,038        929,481
                 Provision for losses on
                   real estate assets               289,308          7,353        305,850
                 Salaries and employee
                   benefits                         107,941         70,368
                 Other operating expenses           844,978        665,204        335,356
                                               ------------   ------------   ------------
                      Total expenses              6,954,455      4,932,127      4,822,021
                                               ------------   ------------   ------------
              Income (loss) from operations
                 before income taxes and
                 equity in net income of
                 subsidiaries                      (938,440)       (39,877)       509,779
              Income tax benefit (provision)        404,837         55,956       (128,014)
                                               ------------   ------------   ------------
              Income (loss) before equity in
                 net income of subsidiaries        (533,603)        16,079        381,765
              Equity in net income of
                 subsidiaries                     2,384,843      1,228,443        205,794
                                               ------------   ------------   ------------
              Net income                       $  1,851,240   $  1,244,522   $    587,559
                                               ============   ============   ============

          Summit's condensed statements of cash flows for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                       1997           1996           1995
                                                       ------------   ------------   ------------
              Cash flows from operating activities:
                 Net income                            $  1,851,240   $  1,244,522   $    587,559
                 Adjustments to reconcile net income
                   to net cash provided by (used in)
                   operating activities                  (1,230,286)    (2,343,987)     1,198,232
                                                       ------------   ------------   ------------
                      Net cash provided by (used in)
                        operating activities                620,954     (1,099,465)     1,785,791
                                                       ------------   ------------   ------------
              Cash flows from investing activities:
                 Principal payments on real estate
                   contracts and mortgage notes
                   receivable and other receivable
                   investments                            5,711,139      7,334,388      4,534,137
                 Proceeds from sales of real estate
                   contracts and mortgage notes
                   receivable and other receivable
                   investments                            7,047,780     11,684,033     14,996,805
                 Acquisition of real estate contracts
                   and mortgage notes and other
                   receivable investments               (18,740,065)   (13,719,365)   (25,763,742)
                 Proceeds from real estate sales            768,695         37,323        117,710
                 Purchase of investments                   (715,277)    (1,582,774)
                 Additions to real estate held for
                   sale                                  (1,910,347)      (211,464)       (75,353)
                 Net change in investment in and
                   advances to subsidiaries                 284,308     (6,819,434)    (2,661,218)
                                                       ------------   ------------   ------------
                      Net cash used in investing
                        activities                       (7,553,767)    (3,277,293)    (8,851,661)
                                                       ------------   ------------   ------------
              Cash flows from financing activities:
                 Repayments to banks and others             (14,719)       (93,016)      (193,631)
                 Debt issuance costs                       (651,450)      (662,402)      (476,697)
                 Proceeds from issuance of invest-
                   ment certificates                     13,262,761     13,291,967      8,585,470
                 Repayments of investment certi-
                   ficates                               (6,812,643)    (8,571,918)    (2,847,347)
                 Contingent purchase price paid on
                   subsidiary purchased from related
                   party                                   (249,721)
                 Issuance of preferred stock              1,181,922        539,041        371,956
                 Cash dividends on preferred stock         (446,560)      (333,606)      (309,061)
                                                       ------------   ------------   ------------
                      Net cash provided by financing
                        activities                        6,269,590      4,170,066      5,130,690
                                                       ------------   ------------   ------------

                                                       1997           1996           1995
                                                       ------------   ------------   ------------
              Net decrease in cash and cash
                 equivalents                               (663,223)      (206,692)    (1,935,180)
              Cash and cash equivalents at
                 beginning of year                        1,466,892      1,673,584      3,608,764
                                                       ------------   ------------   ------------
              Cash and cash equivalents at end
                 of year                               $    803,669   $  1,466,892   $  1,673,584
                                                       ============   ============   ============

          Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended September 30, 1997, 1996 and 1995 are as follows:

                                                       1997           1996           1995
                                                       ------------   ------------   ------------
              Receivables originated to facilitate
                 the sale of real estate               $    573,335   $    297,177   $    823,790
              Real estate acquired through
                 foreclosure                                834,620        901,175        933,534
              Assumption of debt payable in conjunc-
                 tion with acquisition of real estate
                 contracts and mortgage notes
                 receivable or foreclosure of real
                 estate                                      32,755         26,823        178,125
              Transfer of securities from available-
                 for-sale to trading                        908,484

          Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

          At September 30, 1997 and 1996, Summit's debt payable consists of the following:

                                                                      1997           1996
                                                                      ------------   ------------
              Real estate contracts and mortgage notes payable,
                 interest rates ranging from 6.5% to 8.5%, due in
                 installments through 2008; collateralized by
                 senior liens on certain of the Company's real
                 estate contracts, mortgage notes and real estate
                 held for sale                                        $     55,587   $     37,875

              Accrued interest payable                                         866            542
                                                                      ------------   ------------
                                                                      $     56,453   $     38,417
                                                                      ============   ============

          Aggregate amounts of principal and accrued interest due on the parent company's debt payable at September 30, 1997 are expected to be as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                           $   10,943
            1999                                               10,801
            Thereafter                                         34,709
                                                           ----------
                                                           $   56,453
                                                           ==========

          At September 30, 1997 and 1996, Summit's investment certificates consisted of the following:

            Annual Interest Rates           1997          1996
            -----------------------------   -----------   -----------
            6% to 7%                        $   758,446   $ 1,547,283
            7% to 8%                          2,368,671     1,946,646
            8% to 9%                         30,951,990    26,380,522
            9% to 10%                        10,672,322     8,370,330
            10% to 11%                          143,396       199,926
                                            -----------   -----------
                                             44,894,825    38,444,707
            Compound and accrued interest     5,512,166     4,379,164
                                            -----------   -----------
                                            $50,406,991   $42,823,871
                                            ===========   ===========

          Maturities of the parent company's investment certificates are as follows:

            Fiscal Year Ending
            September 30,
            ------------------
            1998                                          $11,831,000
            1999                                            8,878,000
            2000                                            7,292,000
            2001                                           11,447,000
            2002                                            7,437,000
            Thereafter                                      3,521,991
                                                          -----------
                                                          $50,406,991
                                                          ===========

          Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                       1997           1996           1995
                                                       ------------   ------------   ------------
              Real estate contracts, mortgage notes
                 and other receivable investments
                 purchased through Metropolitan or
                 affiliates                            $ 16,771,405   $ 12,098,944   $ 27,624,227
              Contract acquisition costs charged to
                 the Company on purchased real
                 estate contracts, mortgage notes
                 and other receivable investments,
                 including management underwriting
                 fees                                       709,875        531,643      1,177,978
                                                       ------------   ------------   ------------
              Total costs of real estate contracts,
                 mortgage notes and other receivable
                 investments purchased through
                 Metropolitan                          $ 17,481,280   $ 12,630,587   $ 28,802,205
                                                       ============   ============   ============
              Proceeds on sales of real estate
                 contracts, mortgage notes and
                 other receivable investments to
                 Metropolitan affiliates               $  4,054,130   $    555,633   $ 13,345,563
              Realized net gains on sale of
                 receivables to Metropolitan
                 affiliates                                  59,251             --        206,947
              Dividends received on Metropolitan's
                 preferred stock investments                240,267        200,256        256,991

                                           F-51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                                  MANAGEMENT

                       Directors and Executive Officers
                           (As of December 31, 1997)

Name                    Age                   Position
____                    ___     _____________________________________
Tom Turner              47      President/Director
Philip Sandifur         26      Vice President/Director
Greg Gordon             44      Secretary/Treasurer/Director
Clayton Rudd            62      President, Old Standard
Robert Potter           70      Director

      Tom Turner was elected President on October 31, 1995. Prior to serving as President, he had served as Secretary/Treasurer since September 28, 1994. He has been and continues to be an employee of Metropolitan since 1985, as a financial analyst. From 1983-1985, Mr. Turner was employed by Olsten Temporary Services. Prior to 1983, Mr. Turner was self-employed, principally doing business in the real estate industry.

      Philip Sandifur is the son of C. Paul Sandifur, Jr., who is the sole shareholder of National Summit Corp., the parent company of Summit and also the controlling shareholder of Metropolitan. Philip graduated in 1993 from Santa Clara University receiving a BA in Business. He is currently active with the Consolidated Group's commercial lending activities. From 1994 to 1997, he was principally active as President of Summit Trading Services, Inc., a wholly owned subsidiary of Summit's parent company, National Summit.

      Greg Gordon was elected Secretary/Treasurer of Summit on October 31, 1995. He joined Metropolitan in April of 1989 and started Metropolitan's demography department, which continues to encompass his principal responsibilities. From 1985 to 1989, he was employed as the Northeastern US division, Market Analyst for Mortgage Guarantee Insurance Corporation. From 1984 to 1985, he was employed as a limited partnership underwriter with Reliance Insurance Company.

       Clayton Rudd was elected President of Old Standard in 1994. From 1990 to 1994, he was Vice President of Old Standard.

 Previously, he had been employed by Western United since 1982 in marketing. Prior to that time, he had worked for twenty years in the insurance industry in marketing and sales related positions.

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

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth the aggregate compensation received by Summit's executive officers and other highly compensated executives during the fiscal years specified. All other executive officers of Summit received less than $100,000 in compensation. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non cash compensation except the Consolidated Group's 401(k) plan.

                          SUMMARY COMPENSATION TABLE
                          (as of September 30, 1997)

            (a)                     (b)         (c)               (d)
___________________________         ____     __________       ___________
                                                                Bonus/
Name and Principal Position         Year     Salary ($)       Commissions
___________________________         ____     __________       ___________
Tom Turner                          1997     $  85,000        $    --
President, Summit*                  1996     $  80,833        $    --
                                    1995     $  59,000        $    --



Clayton Rudd                        1997     $ 108,000        $  39,581
President, Old Standard             1996     $ 108,000        $  19,747
                                    1995     $ 106,000        $    --

* The salary received by Mr. Turner is principally paid by and related to his responsibilities as an employee of Metropolitan. Mr. Turner devotes such time as is necessary to the business of Summit, and Summit contributes to his salary commensurate with the time devoted.

                             DIRECTOR COMPENSATION

      Other than Robert Potter, the directors do not receive any compensation for services rendered on behalf of Summit. Robert Potter, receives $500 per year and $100 per meeting plus travel expenses.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Summit does not have a formal compensation committee of the Board of Directors. Executive officer compensation is determined by C. Paul Sandifur, Jr., the sole common shareholder of the Consolidated Group. There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serves as an executive officer of another entity outside the Consolidated Group.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL SHAREHOLDERS

      The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 1997.

                                      Shares of
Name and Address                     Common Stock           % of Class
________________                     ____________           __________
National Summit Corp.                   10,000                 100%
  929 West Sprague Avenue
  Spokane, WA  99201

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Names and relationship of parties/persons involved in related party transactions

      Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of Summit. Contemporaneous with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp., a Delaware Corporation, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million. Following this sale, Metropolitan has continued to provide, for a fee, principally all the management services to Summit. See "BUSINESS-Receivable Investments" under Item 1.

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

Description of Related Party Transactions

      Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services. See Note 15 to the Consolidated Financial Statements under Item 8. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully hereinbelow.

      Summit, Old Standard and Arizona Life obtain substantially all of their Receivable management and servicing support from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In 1997, the Consolidated Group paid compensation to Metropolitan for Receivable acquisitions of approximately $3,385,000 and fees for servicing by Metwest of approximately $341,000. See "BUSINESS-Receivable Investments" under Item 1 &
Note 15 to the Consolidated Financial Statements under Item 8. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

      Old Standard has negotiated a reinsurance agreement with Western United, Metropolitan's insurance subsidiary. The amount of deferred annuity contracts reinsured by Old Standard totaled approximately $28,359,000 at September 30, 1997. See "BUSINESS-Annuity Operations-Reinsurance" under Item 1.

      Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1997, Summit paid or accrued commissions to MIS in the amount of $434,795 upon the sale of $13,262,761 of certificates and commissions of $68,598 upon the sale of $1,181,922 of preferred stock. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

      MIS, a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September 30, 1997, 1996 and 1995 Metropolitan paid commissions to MIS in the amounts of $1,151,637, $203,946 and $1,461,033, on sales of debt securities in the amounts of $38,510,520, $9,125,303 and $53,120,179, respectively. During the fiscal years ended September 30, 1997, 1996 and 1995, Metropolitan paid commissions to MIS in the amounts of $0, $8,216 and $152,427 on sales of preferred stock in the amounts of $2,135,714, $2,143,930 and $4,665,720, respectively. Additionally, in 1997, 1996 and 1995, Metropolitan paid commissions to MIS in the amounts of $155,473, $156,918 and $140,555 on sales of preferred stock through an in-house trading list.

      Summit Property Development has entered into an Agreement with Metropolitan to provide property development services to

 Metropolitan for a fee. During the year ended September 30, 1997 the fee was approximately $1.8 million. See "BUSINESS-Property Development Services" under Item 1.

      During April 1996, C. Paul Sandifur, Jr., President of Metropolitan and controlling shareholder of Metropolitan and the Consolidated Group, sold to Summit nineteen shares of stock in Consumers Group Holding Company (a subsidiary of Metropolitan) for $1.5 million. The purchase price was paid in cash.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.  Financial Statements

            Included in Part II, Item 8 of this report:

            Report of Independent Accountants
            Consolidated Balance Sheets at September 30, 1997 and 1996 Consolidated Statements of Income for the Years Ended September
               30, 1997, 1996 and 1995
            Consolidated Statements of Stockholders' Equity for the Years
               Ended September 30, 1997, 1996 and 1995
            Consolidated Statements of Cash Flows for the Years Ended
               September 30, 1997, 1996 and 1995
            Notes to Consolidated Financial Statements

      (a)   2.  Financial Statements Schedules

            Included in Part IV of this report:

            Report of Independent Accountants on Financial Statement Schedules

            Schedule I - Summary of Investments other than Investments in
               Related Parties
            Schedule II - Valuation and Qualifying Accounts and Reserves
            Schedule III - Supplementary Insurance Information
            Schedule IV - Mortgage Loans on Real Estate

            Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (a)   3.  Exhibits

                3. Articles of Incorporation of the Company (Exhibit 3(a) to (Registration No. 3-36775).

                3(b). Bylaws of the Company (Exhibit 3(b) to Registration No. 33-36775).

                4(a). Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho,

                 N.A., Trustee (Exhibit 4(a) to Registration No. 33-36775).

                4(b). Tri-Party Agreement dated as of April 24, 1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Exhibit 4(c) to Registration No. 333-19787).

                *4(c) First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B.

                4(d). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1 (Exhibit 4(c) to Registration No. 33-57619).

                4(e). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-2 (Exhibit 4(c) to Registration No. 333-115).

                4(f). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-RP (Exhibit 4(f) to Form 10-K file January 13, 1997).

                4(g). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-3 (Exhibit 4(d) to Amendment 3 to Registration No. 333-19787).

                10(a). Receivable Management, Acquisition and Service Agreement between Summit Securities, Inc. and Metropolitan Mortgage & Securities Co., Inc. dated September 9, 1994 (Exhibit 10(a) to Registration No. 33-57619).

                10(b). Receivable Management, Acquisition and Service Agreement between Old Standard Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated December 31, 1994 (Exhibit 10(b) to Registration No. 33-57619).

                10(c). Receivable Management, Acquisition and Service Agreement between Arizona Life Insurance Company and Metropolitan Mortgage

                         & Securities Co., Inc. dated October 10, 1996 (Exhibit 4(c) to Registration No. 333-19787).

                *10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company.

                *11.     Statement regarding Computation of Earnings Per
                         Common Share.

                *12.     Statement regarding computation of ratios.

                *21.     Subsidiaries of Registrant.

                23. Consent of Experts, See Item 14(a)2. Report of Independent Accountants on Financial Statement Schedules.

                *27.     Financial Data Schedule.

                *Filed herewith

      (b)   Reports on Form 8-K

            None.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES

The Directors and Stockholders
Summit Securities, Inc.

      Our report on the consolidated financial statements of Summit Securities, Inc. and subsidiaries is included in Item 8 herein. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14 of this Form 10-K.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                              /s/ COOPERS & LYBRAND L.L.P.

                              _____________________________
                              Coopers & Lybrand L.L.P.

Spokane, Washington
November 21, 1997

                                  SCHEDULE I

                            SUMMIT SECURITIES, INC.
                            SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                              September 30, 1997

           Column A               Column B      Column C        Column D
______________________________  ____________   ___________    ______________
                                                                Amount At
                                 Amortized       Market       Which Shown On
     Type of Investments            Cost         Value        Balance Sheet
______________________________  ____________   ___________    ______________
FIXED MATURITIES
Investments:
  U.S. Government and
    Government Agencies and
    Authorities                 $ 10,213,858   $10,256,134    $   10,289,392
  Corporate Bonds                  1,000,569       999,161         1,000,569
  Mortgage Backed Bonds            3,560,692     3,654,554         3,654,554
                                ____________   ___________    ______________
TOTAL FIXED MATURITIES          $ 14,775,119   $14,909,849    $   14,944,515
                                ============   ===========    ==============
Real Estate Contracts and
  Mortgage Notes Receivables    $103,623,728                  $  103,623,728
                                ============                  ==============
Other Investment Receivables    $ 20,588,202                  $   20,588,202
                                ============                  ==============
Real Estate Held for Sale       $  2,819,845                  $    2,819,845
                                ============                  ==============
Other Assets-Policy Loans       $      8,616                  $        8,616
                                ============                  ==============
TOTAL INVESTMENTS               $141,815,510                  $  141,984,906
                                ============                  ==============

                                   SCHEDULE II

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years Ended September 30, 1997, 1996, and 1995

                                                    Additions      Additions    Deductions
                                                      from        (Reductions)     and
                                       Balance at  Acquisition     Charged to    Accounts      Balance
                                       Beginning       of          Costs and    Written Off    at End
             Description                of Year    Subsidiaries     Expenses    (Recovery)     of Year
_____________________________________  __________  ____________   ____________  ___________  ___________
Allowance for losses deducted from
  real estate contracts and mortgage
  notes receivable on balance sheet
    1997                               $ 974,487   $   --         $ 386,525     $ 207,734    $1,153,278
    1996                                 765,130       --           212,600         3,243       974,487
    1995                                 250,572     310,957        103,950       (99,651)      765,130
Allowance for losses deducted from
  real estate held for sale on
  balance sheet
    1997                               $ 206,785   $   --         $ 599,910     $ 349,268    $  457,427
    1996                                  91,139       --           277,482       161,836       206,785
    1995                                  50,300      11,591        341,431       312,183        91,139
Allowance for losses on accounts
  and notes receivable deducted
  from other assets on balance sheet
    1997                               $  10,375   $   --         $   9,500     $  (2,500)   $   22,375
    1996                                     408       --            12,000         2,033        10,375
    1995                                   4,055         320          7,200        11,167           408

                                 SCHEDULE III
                                  Page 1 of 2

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

                                     Future Policy
                       Deferred         Benefits                    Other
                        Policy       Losses, Claims             Policy Claims
                      Acquisition       and Loss      Unearned   and Benefits
                         Cost           Expenses      Premiums     Payable
                      ___________    ______________   ________  _____________
September 30, 1997
  Annuities
                      $ 6,504,034    $  105,339,688   $  --     $     --
                      ===========    ==============   ========  =============
September 30, 1996
  Annuities
                      $ 3,853,136    $   62,439,855   $  --     $     --
                      ===========    ==============   ========  =============

                                  SCHEDULE III
                                   Page 2 of 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                                                             Benefits      Amortization
                                                              Claims       of Deferred
                                               Net          Losses and       Policy            Other
                              Premium       Investment      Settlement     Acquisition       Operating
                              Revenue         Income         Expenses         Costs          Expenses
                              ________      __________      __________     ____________      _________
September 30, 1997
  Annuities                   $111,999      $8,555,418      $5,071,732     $    422,386      $ 295,114
                              ========      ==========      ==========     ============      =========
September 30, 1996
  Annuities                   $ 45,348      $5,163,811      $3,702,324     $     84,773      $ 345,892
                              ========      ==========      ==========     ============      =========

                                   SCHEDULE IV
                                   Page 1 of 3

                             SUMMIT SECURITIES, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                               September 30, 1997

      Less than 1% of the contracts are subject to variable interest rates.
Interest rates range from 0% to 19% with rates principally (76% of face value) within the range of 8% to 12%. The following table segregates the Consolidated
Group's Receivable portfolio by type, size, and lien position.


                                               Interest       Carrying        Delinquent     Number of
                              Number of          Rates       Amount of         Principal    Delinquent
        Description          Receivables      Principally   Receivables         Amount      Receivables
        ___________           ___________     ___________   ____________      ___________    ___________
RESIDENTIAL
First Mortgage > $75,000          149           7-10%       $ 18,572,318      $  920,167           8
First Mortgage > $40,000          377           8-10%         20,507,806       1,009,439          16
First Mortgage < $40,000          852           8-12%         17,737,192         949,229          51
Second or Lower > $75,000           9           8-10%          1,038,074           --             --
Second or Lower > $40,000          35           8-10%          1,865,575           --             --
Second or Lower < $40,000         193           8-12%          3,921,663         212,308          10

COMMERCIAL
First Mortgage > $75,000          133           8-10%         25,535,365         859,986           5
First Mortgage > $40,000           66           8-10%          3,928,370         209,845           3
First Mortgage < $40,000           86           8-18%          1,462,141           6,706           1
Second or Lower > $75,000          10           8-12%          1,047,398           --             --
Second or Lower > $40,000          16           8-11%            906,314           --             --
Second or Lower < $40,000          26           8-10%            525,973          42,952           3

FARM, LAND AND OTHER
First Mortgage > $75,000           40           8-12%          5,720,971           --             --
First Mortgage > $40,000           53           8-10%          2,800,281          63,955           1
First Mortgage < $40,000          101           8-10%          2,754,784          74,366           2



Second or Lower > $75,000           2              7%            328,833         208,007           1
Second or Lower > $40,000           2           9-12%            109,905           --             --
Second or Lower < $40,000          13           8-10%            278,475          29,040           1
Unrealized discounts, net
  of unamortized
  acquisition costs, on
  Receivables purchased at
  a discount                                                  (5,958,564)
Accrued Interest
  Receivable                                                   1,694,132
Allowance for Losses                                          (1,153,278)
                                                            ____________      __________
CARRYING VALUE                                              $103,623,728      $4,586,000
                                                            ============      ==========

The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

                                   SCHEDULE IV
                                   Page 2 of 3

                             SUMMIT SECURITIES, INC.
                              LOANS ON REAL ESTATE
                               September 30, 1997

      The contractual maturities of the aggregate amounts of Receivables
(face amount) are as follows:

                                       Residential       Commercial        Farm, Land,          Total
                                        Principal         Principal      Other Principal      Principal
                                     ________________  _______________   _______________   _______________
October 1997 - September 2000          $  9,317,899      $  7,694,381      $  3,826,225      $ 20,838,505
October 2000 - September 2002             7,563,205         5,832,081         2,408,582        15,803,868
October 2002 - September 2004             6,046,022         4,629,040         1,177,112        11,852,174
October 2004 - September 2007            12,085,385         6,903,142         1,865,980        20,854,507
October 2007 - September 2012            14,799,647         5,269,468         1,429,989        21,499,104
October 2012 - September 2017             6,802,272         1,059,377           799,161         8,660,810
October 2017 - Thereafter                 7,028,198         2,018,072           486,200         9,532,470
                                       ____________      ____________      ____________      ____________
                                       $ 63,642,628      $ 33,405,561      $ 11,993,249      $109,041,438
                                       ============      ============      ============      ============

                                  SCHEDULE IV
                                  Page 3 of 3

                            SUMMIT SECURITIES, INC.
                             LOANS ON REAL ESTATE
                              September 30, 1997

                                   For the Years Ended September 30, 1997
                                 _________________________________________
                                     1997           1996           1995
                                 ____________    ___________    ___________
Balance at beginning of period   $ 80,008,753    $60,117,219    $27,282,991
                                 ____________    ___________    ___________
Additions during period
  New subsidiary acquisition            --             --        32,080,899
  New Receivables-cash             59,193,794     40,100,330     26,130,804
  Loans to facilitate the
    sale of real estate held-
    non cash                          344,798      1,013,314        959,813
  Assumption of other debt
    payable in conjunction
    with acquisition of new
    Receivables-non cash              171,435         26,823        162,597
  Increase in accrued interest       (157,804)     1,005,273        388,167
                                 ____________    ___________    ___________
  Total additions                  59,552,223     42,145,740     59,722,280
                                 ____________    ___________    ___________
Deductions during period
  Collections of principal-
   cash                            13,034,662     13,874,707      6,567,012
  Cost of Receivables sold         20,297,105      6,711,562     19,578,720
  Foreclosures-non cash             2,426,690      1,458,580      1,083,277
  Decrease in accrued interest          --             --             --
  Discount amortization                 --             --          (544,558)
  Increase in allowances for
    losses                            178,791        209,357        203,601
                                 ____________    ___________    ___________
Total deductions                   35,937,248     22,254,206     26,888,052
                                 ____________    ___________    ___________
Balance at end of period         $103,623,728    $80,008,753    $60,117,219
                                 ============    ===========    ===========

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ Tom Turner

            ______________________________________________
            Tom Turner, President

            January 7, 1998
            Date

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                         Title                      Date
      _________                         _____                      ____
/s/ TOM TURNER

_________________________       President, Director               1/7/98
Tom Turner

/s/ PHILIP SANDIFUR

_________________________       Vice President, Director          1/7/98
Philip Sandifur

/s/ GREG GORDON

_________________________       Secretary, Treasurer,             1/7/98
Greg Gordon                     Director

/s/ STEVEN CROOKS

_________________________       Principal Financial               1/7/98
Steven Crooks                   Officer, Principal
                                Accounting Officer