Form 10-Q
period 1997-12-31
SUMMIT SECURITIES INC /ID/
filed 1998-02-23
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1997

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ____________

               Commission file number 33-36775

                     SUMMIT SECURITIES, INC.
      (Exact name of registrant as specified in its charter)

             IDAHO                              82-0438135
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       929 WEST SPRAGUE AVENUE, SPOKANE, WASHINGTON   99201
         (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (509)838-3111

Former name, former address and former fiscal year, if changed since last report: N/A.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /   No / /   N/A.

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common: 10,000    shares at January 31, 1998.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of December 31, 1997 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months Ended December 31, 1997 and 1996 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1997 and 1996 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1997              1997
                                          ______________    ______________
ASSETS
  Cash and cash equivalents               $  9,654,102      $  8,461,101
  Investments in affiliated company          4,522,425         4,522,425
  Trading securities, at market              3,485,628         1,743,836
  Available-for-sale securities, at
    market                                   5,831,796         5,959,470
  Held-to-maturity securities, at
    amortized cost (market value:
    $7,221,579 and $7,206,543)               7,412,729         7,403,983
  Real estate contracts and mortgage
    notes and other receivables, net
    of unrealized discounts and
    allowances for losses                  126,024,616       124,211,930
  Real estate held for sale                  2,344,156         2,819,845
  Deferred acquisition costs, net            7,693,574         7,634,699
  Other assets, net                          3,187,460         3,596,781
                                          ______________    ______________
TOTAL ASSETS                              $170,156,486      $166,354,070
                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Annuity reserves                      $107,523,344      $105,339,688
    Investment certificates and accrued
      interest                              51,080,589        50,406,991
    Debt payable                               217,254           200,992
    Accounts payable and accrued
      expenses                               1,370,638         1,302,945
    Deferred income taxes                    1,532,330         1,346,811
                                          ______________    ______________
    TOTAL LIABILITIES                      161,724,155       158,597,427
                                          ______________    ______________
  STOCKHOLDERS' EQUITY
    Common stock, $10 par value,
      2,000,000 shares authorized:
      10,000 shares issued and
      outstanding                              100,000           100,000
    Preferred stock, $10 par value,
      10,000,000 shares authorized,
      55,326 and 53,817 shares issued
      and outstanding (liquidation
      preference $5,532,560 and
      $5,381,690, respectively)                553,256           538,169
    Additional paid-in capital               3,454,721         3,326,007
    Retained earnings                        4,279,181         3,741,613
    Net unrealized gains (losses) on
      investments, net of income taxes          45,173            50,854
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY               8,432,331         7,756,643
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $170,156,486      $166,354,070
                                          ==============    ==============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1997             1996
                                             ____________     ____________
REVENUES
  Interest and earned discounts              $  3,983,119     $  2,742,088
  Annuity fees and charges                         39,787           12,000
  Realized investment gains                       188,442            --
  Realized net gains on sales of
    receivables                                   626,164          317,219
  Real estate sales                             1,465,728          419,300
  Dividend income                                  67,738           51,833
  Fees, commissions, service and other
    income                                      1,068,775          665,243
                                             ____________     ____________
    TOTAL REVENUES                              7,439,753        4,207,683
                                             ____________     ____________
EXPENSES
  Annuity benefits                              1,689,865        1,015,397
  Interest                                      1,166,370        1,035,862
  Cost of real estate sold                      1,638,565          418,018
  Provision for losses on real estate
    contracts and real estate held                399,786          229,526
  Salaries and employee benefits                  509,397          433,409
  Commissions to agents                           729,430          358,511
  Other operating and underwriting
    expenses                                      561,740          514,182
  Less increase in deferred
    acquisition costs                            (115,484)        (259,503)
                                             ____________     ____________
    TOTAL EXPENSES                              6,579,669        3,745,402
                                             ____________     ____________
Income before income taxes                        860,084          462,281
Provision for income taxes                       (200,039)         (68,860)
                                             ____________     ____________
NET INCOME                                        660,045          393,421
Preferred stock dividends                        (122,477)        (103,186)
                                             ____________     ____________
Income applicable to common stockholders     $    537,568     $    290,235
                                             ============     ============
Basic and diluted income per share
applicable to common shareholder             $      53.76     $     29.02

Weighted average number of shares of common        10,000          10,000
stock outstanding


      The accompanying notes are an integral part of the condensed consolidated financial statements.
                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Three Months Ended December 31,
                                               1997              1996
                                          ______________    ______________
CASH PROVIDED BY
  OPERATING ACTIVITIES                    $    1,239,713    $    2,728,864
                                          ______________    ______________
Cash flows from investing activities:
  Proceeds from sales of available-for-
    sale investments                             141,412             --
  Purchase of available-for-sale
    investments                                                (1,167,568)
  Proceeds from maturities of held-to-
    maturity investments                                          500,000
  Purchase of held-to-maturity
    investments                                                  (995,469)
  Principal payments on real estate
    contracts and mortgage notes and
    other receivables                          6,893,644        2,056,484
  Purchase of real estate contracts
    and mortgage notes and other
    receivables                              (17,300,867)     (10,152,412)
  Proceeds from real estate sales                766,299          214,537
  Additions to real estate held for sale        (886,723)      (1,270,616)
  Proceeds from sale of receivables            9,463,153       11,739,777
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                      (923,082)         924,733
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts from annuity products               4,091,269        3,220,925
  Withdrawals of annuity products             (3,561,201)      (2,074,646)
  Proceeds from issuance of investment
    certificates                               1,925,930        3,273,047
  Repayment of investment certificates        (1,526,023)      (1,340,450)
  Repayment to banks and others                     (571)      (3,805,426)
  Debt issuance costs                            (74,358)        (121,485)
  Issuance of preferred stock                    143,801          419,698
  Cash dividends on preferred stock             (122,477)        (103,166)
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                       876,370         (531,503)
                                          ______________    ______________
Net increase in cash and cash equivalents      1,193,001        3,122,094
Cash and cash equivalents, beginning
  of period                                    8,461,101        4,461,315
                                          ______________    ______________
CASH AND CASH EQUIVALENTS, END OF PERIOD  $    9,654,102    $   7,583,409
                                          ______________    ______________
                                          ==============    ==============





NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Assumption of other debt payable in
  conjunction with purchase of real
  estate contracts and mortgage notes             16,942           51,098
  Real estate acquired through
  foreclosure                                    385,920          484,577
  Receivables originated to facilitate
  the sale of real estate                        699,429          204,763

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three months ended December 31, 1997 and 1996 and changes in cash flows for the three months ended December 31, 1997 and 1996. The results of operations for the three month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $4,638,000 at December 31, 1997 and $4,586,000 at September 30, 1997.

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

5. In September 1997 and November 1996, Summit entered into securitization transactions with its subsidiaries, and with Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), its former parent company, and Metropolitan subsidiaries. In September 1997 and November 1996, proceeds from the securitization transactions were approximately $8.3 million and $9.6 million and resulted in gains of approximately $465,000 and $298,000, respectively. The gains included approximately $58,000 and $146,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

6. In December 1997, Summit sold $8.8 of receivables to Western Life Assurance Company (Western United), a subsidiary of Metropolitan, for $9.3 Million.

7. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

8. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Accordingly, the Company applied this new standard during the quarter ended December 31, 1997 and all prior-period EPS data has been restated. The application of this standard did not have a material effect on the presentation of the Company's EPS disclosures.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       These discussions may contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be,"
"will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Significant Transactions:


       On January 31, 1995, the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), the Company's former parent company (and currently affiliated through common control), whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life Insurance
(OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximate the actuarial appraised valuation of OSL. As of December 31, 1997, the Company has paid approximately $250,000 contingent consideration to Metropolitan.

       On December 28, 1995, Summit and ILA Financial Services Inc. (ILA) completed a purchase/sale transaction whereby 100% of the outstanding common stock of Arizona Life Insurance Company, (AZL), an insurance company domiciled in Arizona, was sold to a wholly owned subsidiary of Summit. The cash purchase price was approximately $1.2 million, which approximated the book value of AZL at the date of purchase. AZL held licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. AZL is in the business of acquiring receivables using funds derived from the sale of annuities and funds derived from receivable cash flows. At the date of purchase, AZL had no outstanding insurance business or other liabilities. The addition of AZL had no affect on total assets or liabilities of Summit.

       In September 1997 and November 1996, Summit entered into securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. In September 1997 and November 1996, proceeds from the securitization transactions were approximately $8.3 million and $9.6 million and resulted in gains of approximately $465,000 and $298,000, respectively. The gains included approximately $58,000 and $146,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

       Western United Life Assurance Company (Western United), a company affiliated through common control, entered into a reinsurance agreement with OSL whereby Western United reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997. The amount of deferred annuity contracts reinsured through OSL totaled approximately $28.1 million at December 31, 1997.

Financial Condition and Liquidity:

       As of December 31, 1997, the Company had cash or cash equivalents of approximately $9.7 million and liquid investments (trading or available-for-sale securities) of $9.3 million compared to $8.5 million in cash and cash equivalents and $7.7 million in liquid investments at September 30, 1997. Management anticipates that cash generated from operations, and cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At December 31, 1997, total cash and investments, including held-to-maturity securities and investments in affiliates, were $30.9 million compared to $28.1 million at September 30, 1997. During the three months ended December 31, 1997, funds generated by operating activities totaled $1.2 million. Funds provided by financing activities were $876,000, which included a $544,000 net cash inflow from the sale of preferred stock and investment certificates, less repayments, and net cash inflow from annuity products of $530,000 which were offset by payments of preferred stock dividends of $122,000. Funds used in investing activities of $923,000, which included $141,000 net cash inflow from investment maturities and sales, $16.4 million net cash inflow from sales proceeds and collections of receivables and $766,000 net cash inflow from real estate sales were used to fund new receivable acquisitions of $17.3 million, and additions to real estate held of $887,000.

       The receivable portfolio totaled $126.0 million at December 31, 1997 compared to $124.2 million at September 30, 1997. During the three months ended December 31, 1997, the change resulted from the acquisition of receivables totaling $17.3 million plus an additional $700,000 in loans to facilitate the sale of real estate being partially offset by sale proceeds and collections of principal of $16.4 million and $386,000 in reductions due to foreclosed receivables. Real estate held for sale totaled $2.3 million at December 31, 1997, compared to $2.8 million at September 30, 1997.

       Insurance annuity reserves totaled $107.5 million at December 31, 1997 as compared to $105.3 million at September 30, 1997. The increase of $2.2 million for the three months ended December 31, 1997 resulted from credited earnings of $1.7 million, and a $500,000 net cash inflow as receipts from the sales of annuity products of $4.1 million exceeded the withdrawals of $3.6 million. The Company had outstanding investment certificate liabilities of $51.1 million at December 31, 1997, compared to $50.4 million at September 30, 1997. For the three months ended December 31, 1997, net cash inflow from issuance less maturities of debentures was $400,000 plus an additional $274,000 increase in credited interest held.

       Total assets were $170.2 million at December 31, 1997 as compared to $166.4 million at September 30, 1997. Total liabilities were $161.7 million at December 31, 1997 compared to $158.6 million at September 30, 1997. Total stockholders' equity was $8.4 million or 5.0% of total assets at December 31, 1997, as compared to $7.8 million or 4.7% of total assets at September 30, 1997.

Results of Operations:

       Income available to common stockholders was $538,000 on revenues of approximately $7.4 million for the three months ended December 31, 1997. For the similar period in the prior year, the Company reported income available to common stockholders of $290,000 on revenues of approximately $4.2 million.

       Income for the comparative three month periods has increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) market value adjustments on trading securities,
(3) an increase in overall gains from the sale of investments, receivables and real estate, and (4) an increase in fees, commissions and service revenues; which were only partially offset by (1) an increase in other operating expenses and (2) an increase in the provision for losses on receivables and other real estate assets.

       For the three months ended December 31, 1997, the net interest spread was $1.2 million while in the prior year's period the spread was $700,000. The increase of $500,000 is the result of additional investments in the receivable portfolio coupled with a slight decrease in both the weighted average interest rates on the outstanding Investment Certificates issued by the Company and insurance annuity funds generated by OSL.


       During the three months ended December 31, 1997, the Company realized losses on the sale of real estate of $173,000 and gains on the sale of receivables of $626,000. In the prior year's period, the Company realized gains from the sales of real estate of $1,000 and gains from the sale of receivables of $317,000. The current year's gain on the sale of receivables is primarily from Summit's sale of $8.8 million of receivables to Western United, while the prior year's gain was primarily from the sale of receivables into a securitization sponsored by Metropolitan Asset Funding, Inc. In December 1996, Summit purchased 733 weekly intervals in Pono Kai, an existing timeshare development located on the island of Kauai in Hawaii. Sales operations commenced in September 1997. During the three months ended December 31, 1997, total sales were $750,000 while cost of sales totaled $963,000. The current period loss of $213,000 is primarily the result of start up costs related to the timeshare interval sales program.

       During the three months ended December 31, 1997, the Company received approximately $68,000 in dividends from its investments in companies affiliated through common control, compared to approximately $52,000 in the prior year's period. In the current year's period, approximately $49,000 were dividends on its preferred stock investment in Metropolitan, its former parent, and $19,000 were dividends on its common stock investment in Consumers Group Holding Company, Inc., a subsidiary of Metropolitan. In the prior year, all dividends were from its preferred stock investment in Metropolitan.

       During the three months ended December 31, 1997, the Company generated approximately $1.1 million of fee revenues while incurring $1.7 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized $700,000 of fee revenues offset by $1.0 million of other costs. This increased net cost of approximately $300,000, is primarily the result of costs associated with its insurance operations, which were only partially offset by an increase in fees generated by its property development subsidiary.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $400,000 in the current year's period as compared to $230,000 in the prior year's period.


New Accounting Rules:

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

       Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No. 131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not currently applicable. Pursuant to General Instructions to Item 305, disclosures are applicable to the registrant in filings with the commission that include financial statements for fiscal years ended after June 15, 1998.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc. or to which its property is subject.

ITEM 2.     CHANGES IN SECURITIES & USE OF PROCEEDS

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Security Holders during the reporting period.

ITEM 5.     OTHER INFORMATION

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
                3(a). Articles of Incorporation of the Company (Exhibit 3(a) to Registration No. 3-36775).

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

                4(c). First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B. (Exhibit 4(c) to Form 10-K filed January 7, 1998).

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

                4(g). Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series S-3 (Exhibit 4(f) to Amendment 3 to Registration No. 333-19787).

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

                10(d). Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Exhibit 10(d) to Form 10-K filed January 7, 1998.

                11. Statement regarding Computation of Earnings Per Common Share (See Financial Statements).

                *27.     Financial Data Schedule.

                *Filed herewith

      (b)   Reports on Form 8-K

            There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 23rd day of February 1998 on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ TOM TURNER
            ______________________________________________
            Tom Turner
            President/Director

            /s/ STEVE CROOKS
            ______________________________________________
            Steve Crooks
            Principal Accounting Officer
            Principal Financial Officer