Form 10-Q
period 1998-03-31
SUMMIT SECURITIES INC /ID/
filed 1998-05-20
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998

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

      Common: 10,000    shares at April 30, 1998.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of March 31, 1998 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months and Six Months Ended March 31, 1998 and 1997 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Six Months Ended March 31, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                             March 31,      September 30,
                                               1998              1997
                                          ______________    ______________
ASSETS
  Cash and cash equivalents               $  4,731,549      $  8,461,101
  Investments in affiliated company          4,522,425         4,522,425
  Trading securities, at market              3,271,537         1,743,836
  Available-for-sale securities, at
    market                                   5,623,975         5,959,470
  Held-to-maturity securities, at
    amortized cost (market value:
    $6,236,992 and $7,206,543)               6,399,624         7,403,983
  Real estate contracts and mortgage
    notes and other receivables, net
    of unrealized discounts and
    allowances for losses                  138,134,222       124,211,930
  Real estate held for sale                  2,462,979         2,819,845
  Deferred acquisition costs, net            7,963,003         7,634,699
  Other assets, net                          2,971,453         3,596,781
                                          ______________    ______________
TOTAL ASSETS                              $176,080,767      $166,354,070
                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Annuity reserves                      $110,870,905      $105,339,688
    Investment certificates and accrued
      interest                              52,342,627        50,406,991
    Debt payable                               205,622           200,992
    Accounts payable and accrued
      expenses                               2,350,464         1,302,945
    Deferred income taxes                    1,551,373         1,346,811
                                          ______________    ______________
    TOTAL LIABILITIES                      167,320,991       158,597,427
                                          ______________    ______________
  STOCKHOLDERS' EQUITY
    Common stock, $10 par value,
      2,000,000 shares authorized:
      10,000 shares issued and
      outstanding                              100,000           100,000
    Preferred stock, $10 par value,
      10,000,000 shares authorized,
      57,399 and 53,817 shares issued
      and outstanding (liquidation
      preference $5,739,910 and
      $5,381,690, respectively)                573,991           538,169
    Additional paid-in capital               3,630,908         3,326,007
    Retained earnings                        4,408,933         3,741,613
    Net unrealized gains on
      Investments, net of income taxes          45,944            50,854
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY               8,759,776         7,756,643
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $176,080,767      $166,354,070
                                          ==============    ==============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended               Six Months Ended
                                                        March 31,                       March 31,
                                                  1998            1997             1998            1997
                                             ____________    ____________    ____________      ____________
REVENUES
  Interest and earned discounts              $  4,084,008    $  2,923,662    $  8,067,127      $  5,665,750
  Annuity fees and charges                         38,346          29,696          78,133            41,696
  Realized investment gains                       157,886                         346,328
  Realized net gains (losses) on sales of
    receivables                                   (11,110)         64,919         615,054           382,138
  Real estate sales                             1,156,908         267,500       2,622,636           686,800
  Dividend income                                  45,491          69,671         113,229           121,504
  Fees, commissions, service and other
    income                                      1,430,289       1,052,304       2,499,064         1,717,547
                                             ____________    ____________    ____________      ____________
    TOTAL REVENUES                              6,901,818       4,407,752      14,341,571         8,615,435
                                             ____________    ____________    ____________      ____________
EXPENSES
  Annuity benefits                              1,682,759       1,093,875       3,372,624         2,109,272
  Interest                                      1,151,524       1,067,611       2,317,894         2,103,473
  Cost of real estate sold                        921,572         248,900       2,560,137           666,918
  Provision for losses on real estate
    Contracts and real estate held                548,280         241,649         948,066           471,175
  Salaries and employee benefits                  528,879         481,138       1,038,276           914,547
  Commissions to agents                         1,103,796       1,146,928       1,833,226         1,505,439
  Other operating and underwriting
    expenses                                      373,705         542,399         935,445         1,056,581
  Less increase in deferred
    acquisition costs                            (177,327)       (710,768)       (292,811)
                                                                                               (970,271)
                                             ____________    ____________    ____________      ____________
    TOTAL EXPENSES                              6,133,188       4,111,732      12,712,857         7,857,134
                                             ____________    ____________    ____________      ____________
Income before income taxes                        768,630         296,020       1,628,714           758,301
Provision for income taxes                       (172,822)        (61,545)       (372,861)
                                                                                               (130,405)
                                             ____________    ____________    ____________      ____________
NET INCOME                                        595,808         234,475       1,255,853           627,896
Preferred stock dividends                        (119,786)       (108,161)       (242,264)
                                                                                               (211,347)
                                             ____________    ____________    ____________      ____________
Income applicable to common stockholders     $    476,022    $    126,314    $  1,013,589      $    416,549
                                             ============    ============    ============      ============
Basic and diluted income per share
Applicable to common stockholder             $      47.60    $      12.63    $     101.36      $      41.65

Weighted average number of shares of common        10,000          10,000          10,000            10,000
stock outstanding


      The accompanying notes are an integral part of the condensed consolidated financial statements.
                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Six Months Ended March 31,
                                               1998              1997
                                          ______________    ______________
CASH PROVIDED BY
  OPERATING ACTIVITIES                    $  4,936,332      $  4,352,973
                                          ______________    ______________
Cash flows from investing activities:
  Proceeds from sales of available-for-
    sale investments                           348,346
  Purchase of available-for-sale
    investments                                               (1,230,442)
  Proceeds from maturities of held-to-
    maturity investments                     1,000,000           500,000
  Purchase of held-to-maturity
    investments                                                 (995,469)
  Principal payments on real estate
    contracts and mortgage notes and
    other receivables                       14,310,098         4,028,882
  Purchase of real estate contracts
    and mortgage notes and other
    receivables                            (36,704,645)      (25,753,415)
  Proceeds from real estate sales            1,228,601           342,002
  Additions to real estate held for sale    (1,603,992)       (1,390,948)
  Proceeds from sale of receivables          9,486,911        12,495,596
                                          ______________    ______________
    NET CASH USED IN INVESTING
      ACTIVITIES                           (11,934,681)      (12,003,794)
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts from annuity products             9,702,109        15,686,395
  Withdrawals of annuity products           (7,465,382)       (4,198,199)
  Proceeds from issuance of investment
    certificates                             5,716,188         6,439,769
  Repayment of investment certificates      (4,120,332)       (2,574,252)
  Repayment to banks and others                (12,153)       (3,805,767)
  Debt issuance costs                         (303,823)         (302,212)
  Contingent purchase price paid on
    subsidiary purchased from
    related party                             (135,569)         (249,721)
  Issuance of preferred stock                  340,723           566,378
  Cash dividends on preferred and common
    Stock                                     (452,964)         (211,347)
                                          ______________    ______________
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                             3,268,797        11,351,044

                                          ______________    ______________
Net change in cash and cash equivalents     (3,729,552)        3,700,223
Cash and cash equivalents, beginning
  of period                                  8,461,101         4,461,315
                                          ______________    ______________
CASH AND CASH EQUIVALENTS, END OF PERIOD  $  4,731,549      $  8,161,538

                                          ==============    ==============

NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Assumption of other debt payable in
    conjunction with purchase of real
    estate contracts and mortgage notes   $     16,942      $     51,098
  Real estate acquired through
    foreclosure                                839,812           821,747
  Receivables originated to facilitate
    the sale of real estate                  1,394,035           344,798

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash flows for the six months ended March 31, 1998 and 1997. The results of operations for the three and six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $4,615,000 at March 31, 1998 and $4,586,000 at September 30, 1997.

3. Summit Securities, Inc. is a wholly-owned subsidiary of National Summit Corp. The Company files consolidated federal income tax returns with its parent. The Company is allocated a current and deferred income tax provision from National Summit Corp. as if the Company filed a separate tax return.

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

6. In December 1997, Summit sold $8.8 million of receivables to Western United Life Assurance Company (Western United), a subsidiary of Metropolitan, at fair value of $9.3 million recognizing a gain of $0.5 million.

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

8.
      8. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share
      (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. Accordingly, the Company applied this new standard during the quarter ended December 31, 1997 and all prior-period EPS data has been restated. The application of this standard did not have a material effect on the presentation of the Company's EPS disclosures as the Company did not and does not have potentially
      diluted                                              securities.
      9.

9. In April, 1998, Summit entered into a securitization transaction with its subsidiaries, and with Metropolitan and its subsidiaries. Proceeds from the transaction were approximately $22.7 million and resulted in
      pre-tax  gains  of approximately $1.4 million.   Gains  included
      approximately $150,000 from sale of servicing rights associated with securitized loans.


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

Significant Transactions:


       On January 31, 1995, the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), the Company's former parent company (and currently affiliated through common control), whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life Insurance
(OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximated the actuarial appraised valuation of OSL. As of March 31, 1998, the Company has paid approximately $385,000 contingent consideration to Metropolitan.

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

      In September 1997 and November 1996, Summit entered into securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. The receivables sold into the securitization are structured into classes by credit rating and transferred to a trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recorded in the consolidated statements of income as each class is sold. In September 1997 and November 1996, proceeds from the securitization transactions were approximately $8.3 million and $9.6 million and resulted in gains of approximately $465,000 and $298,000, respectively. The gains included approximately $58,000 and $146,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

      In April, 1998, Summit entered into a securitization transaction with its subsidiaries, and with Metropolitan and its subsidiaries. Proceeds from the transaction were approximately $22.7 million and resulted in pre-tax gains of approximately $1.4 million. Gains included approximately $150,000 from sale of servicing rights associated with securitized loans.

      Western United Life Assurance Company (Western United), a company affiliated through common control, entered into a reinsurance agreement with OSL whereby Western United reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997. The amount of deferred annuity contracts reinsured through OSL totaled approximately $27.9 million at March 31, 1998. Effective October 1, 1997, the agreement was suspended and is expected to be reinstated in June, 1998 retroactive to April, 1998.

Financial Condition and Liquidity:

      As of March 31, 1998, the Company had cash or cash equivalents of approximately $4.7 million and liquid investments (trading or available-for-sale securities) of $8.9 million compared to $9.7 million in cash and cash equivalents and $9.3 million in liquid investments at December 31, 1997 and $8.5 million in cash and cash equivalents and $7.7 million in liquid investments at September 30, 1997. Management anticipates that cash generated from operations, and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. At March 31, 1998, total cash and investments, including held-to-maturity securities and investments in affiliates, were $24.5 million compared to $30.9 million at December 31, 1997 and 28.1 million at September 30, 1997. During the six months ended March 31, 1998, funds generated by operating activities totaled $4.9 million. Funds provided by financing activities were 3.3 million, which included a $1.6 million net cash inflow from the sale of preferred stock and investment certificates, less repayments, and net cash inflow from annuity products of $2.2 million which were offset by payments of preferred and common stock dividends of $453,000. Funds used in investing activities of $11.9 million, which included $1.3 million net cash inflow from investment maturities and sales, $23.8 million net cash inflow from whole loan sale proceeds, securitization proceeds and collections of receivables, and $1.2 million net cash inflow from real estate sales were used to fund new receivable acquisitions of $36.7 million, and additions to real estate held of $1.6 million.

      The receivable portfolio totaled $138.1 million at March 31, 1998, compared to $126.0 million at December 31, 1997 and $124.2 million at September 30, 1997. During the six months ended March 31, 1998, the change resulted from the acquisition of receivables totaling $17.9 million, the origination of commercial loans of $18.8 million plus an additional $1.4 million in loans to facilitate the sale of real estate being partially offset by the cost basis of receivables sold and collections of principal of $23.2 million and $840,000 in reductions due to foreclosed receivables. Real estate held for sale totaled $2.5 million at March 31, 1998, compared to $2.3 million at December 31, 1997 and $2.8 million at September 30, 1997.

      Insurance annuity reserves totaled $110.9 million at March 31, 1998, compared to $107.5 million at December 31, 1997 and $105.3 million at September 30, 1997. The increase of $5.6 million for the six months ended March 31, 1998 resulted from credited earnings of $3.3 million, and a $2.3 million net cash inflow as receipts from the sales of annuity products of $9.7 million exceeded the withdrawals of $7.4 million. The Company had outstanding investment certificate liabilities of $52.3 million at March 31, 1998, compared to $51.1 million at December 31, 1997 and $50.4 million at September 30, 1997. For the six months ended March 31, 1998, net cash inflow from issuance less maturities of debentures was $1.6 million plus an additional $340,000 increase in credited interest held.

      Total assets were $176.1 million at March 31, 1998, compared to $170.2 million at December 31, 1997 and $166.4 million at September 30, 1997. Total liabilities were $167.3 million, at March 31, 1998 compared to $161.7 million at December 31, 1997 and $158.6 million at September 30, 1997. Total stockholders' equity was $8.8 million or 5.0% of total assets at March 31, 1998, compared to $8.4 million or 5.0% of total assets at December 31, 1997 and $7.8 million or 4.7% of total assets at September 30, 1997.

Results of Operations:

      The Company recorded net income before preferred dividends for the six months ended March 31, 1998 of $1.3 million on revenues of $14.3 million. For the similar period in the prior year, the Company reported net income before preferred dividends of $628,000 on revenues of $8.6 million.

      Income for the comparative six month periods has increased as a result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) market value adjustments on trading securities of $316,000, (3) an increase in overall gains from the sale of investments, receivables and real estate, and (4) an increase in fees, commissions and service revenues; which were only partially offset by (1) an increase in operating expenses and (2) an increase in the provision for losses on receivables and other real estate assets.

      For the six months ended March 31, 1998, the net interest spread was $2.5 million while in the prior year's period the spread was $1.5 million. The increase of $1.0 million is the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average interest rates on the outstanding Investment Certificates issued by the Company and insurance annuity funds generated by OSL.


      During the six months ended March 31, 1998, the Company realized gains on the sale of real estate of $62,000 and gains on the sale of receivables of $615,000. In the prior year's period, the Company realized gains from the sales of real estate of $20,000 and gains from the sale of receivables of $382,000. The current year's gain on the sale of receivables is primarily from Summit's sale of $8.8 million of receivables to Western United, while the prior year's gain was primarily from the sale of receivables into a securitization sponsored by Metropolitan Asset Funding, Inc. In December 1996, Summit purchased 733 weekly intervals in Pono Kai, an existing timeshare development located on the island of Kauai in Hawaii. Sales operations commenced in September 1997. During the six months ended March 31, 1998, total sales were $1.6 million while cost of sales (including start up costs related to the timeshare interval sales program) totaled $1.6 million.

      During the six months ended March 31, 1998, the Company received approximately $113,000 in dividends from its investments in companies affiliated through common control, compared to approximately $122,000 in the prior year's period. In the current year's period, approximately $94,000 were dividends on its preferred stock investment in Metropolitan, its former parent, and $19,000 were dividends on its common stock investment in Consumers Group Holding Company, Inc., a subsidiary of Metropolitan. In the prior year, approximately $103,000 were from dividends on its preferred stock and $19,000 were from dividends on its common stock.

      During the six months ended March 31, 1998, the Company generated approximately $2.5 million of fee revenues while incurring $3.5 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized $1.7 million of fee revenues offset by $2.5 million of other costs. This increased net cost of approximately $200,000, is primarily the result of costs associated with its insurance operations, which were only partially offset by an increase in fees generated by its subsidiaries, MIS and Summit Property Development, Inc.

      In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $948,000 in the current year's period as compared to $471,000 in the prior year's period.

      In comparing the three months ended March 31, 1998 with the prior years similar period the Company reported net income before preferred dividends of $596,000 on revenues of $6.9 million as compared to $234,000 on revenues of $4.4 million.

      Income for the comparative three month periods has increased as a result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) market value adjustments on trading securities of $127,000, (3) an increase in overall gains from the sale of investments, receivables and real estate, and (4) an increase in fees, commissions and service revenues; which were only partially offset by (1) an increase in other operating expenses and (2) an increase in the provision for losses on receivables and other real estate assets.

      For the three months ended March 31, 1998, the net interest spread was $1.3 million while in the prior year's period the spread was $800,000. The increase of $500,000 is the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average interest rates on the outstanding Investment Certificates issued by the Company and the insurance annuity funds generated by OSL.


      During the three months ended March 31, 1998, the Company realized gains on the sale of real estate of $235,000 and losses on the sale of receivables of $11,000. In the prior year's period, the Company realized gains from the sales of real estate of $19,000 and gains from the sale of receivables of $65,000. The current period gain on sale of real estate is primarily the result of the Company's timeshare sales operation that commenced in September 1997.

      During the three months ended March 31, 1998, the Company received approximately $45,000 in dividends from its investments in companies affiliated through common control, compared to approximately $70,000 in the prior year's period. In the current year's period, all dividends were from its preferred stock investment in Metropolitan, its former parent. In the prior year, approximately $51,000 were from dividends on its preferred stock and $19,000 were from dividends on its common stock investment in Consumers Group Holding Company, Inc.

      During the three months ended March 31, 1998, the Company generated approximately $1.4 million of fee revenues while incurring $1.8 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized approximately $1.1 million of fee revenues offset by $1.5 million of other costs. This increase in costs of $300,000 is primarily the result of costs associated with its insurance operations, which were offset by a $300,000 increase in fees generated by its subsidiaries, MIS and Summit Property Development, Inc.

      In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $548,000 in the current year's period as compared to $242,000 in the prior year's period.

New Accounting Rules:

      In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects, if any, of SFAS No. 130 on the consolidated financial statements.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 4, 1998, the Annual Meeting of Shareholders was held wherein the stockholder unanimously elected the following Directors to serve until the next annual meeting:

      Greg Gordon, Robert K. Potter, Philip Sandifur, Tom Turner.

      No other matters were submitted to a vote of security holders during the reporting period.

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

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 20th day of May, 1998 on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ TOM TURNER
            ______________________________________________
            Tom Turner
            President/Director

            /s/ STEVE CROOKS
            ______________________________________________
            Steve Crooks
            Principal Accounting Officer
            Principal Financial Officer