Form 10-Q
period 1998-06-30
SUMMIT SECURITIES INC /ID/
filed 1998-08-13
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1998

                              OR

/  /    TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ____________

               Commission file number 33-36775

                     SUMMIT SECURITIES, INC.
      (Exact name of registrant as specified in its charter)

             IDAHO                              82-0438135
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       601 W. 1st AVENUE, SPOKANE, WASHINGTON               99201-5015
         (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (509)838-3111

Former name, former address and former fiscal year, if changed since last report: Former address was 929 West Sprague Avenue, Spokane, Washington 99201

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

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

      Common: 10,000    shares at July 31, 1998.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of June 30, 1998 and September 30, 1997 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months and Nine Months Ended June 30, 1998 and 1997 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,        September 30,
                                                1998              1997
                                          ______________    ______________
ASSETS
  Cash and cash equivalents               $   19,325,783    $    8,461,101
  Investments in affiliated company            4,522,425         4,522,425
  Trading securities, at market                6,091,280         1,743,836
  Available-for-sale securities, at
    Market                                     5,434,440         5,959,470
  Held-to-maturity securities, at
    Amortized cost (market value:
    $5,998,594 and $7,206,543)                 5,997,264         7,241,209
  Accrued interest on investments                139,309           162,774
  Real estate contracts and mortgage
    Notes and other receivables, net
    Of unrealized discounts and
    Allowances for losses                    124,575,707       124,211,930
  Real estate held for sale                    2,553,411         2,819,845
  Deferred acquisition costs, net              8,006,460         7,634,699
  Other assets, net                            2,268,863         3,596,781
                                          ______________    ______________
TOTAL ASSETS                              $  178,914,942    $  166,354,070
                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Annuity reserves                      $  110,568,192    $  105,339,688
    Investment certificates and accrued
      interest                                54,146,333        50,406,991
    Debt payable                                 208,943           200,992
    Accounts payable and accrued
      expenses                                 1,976,791         1,302,945
    Deferred income taxes                      1,772,509         1,346,811
                                          ______________    ______________
    TOTAL LIABILITIES                        168,672,768       158,597,427
                                          ______________    ______________
  STOCKHOLDERS' EQUITY
    Common stock, $10 par value,
      2,000,000 shares authorized:
      10,000 shares issued and
      outstanding                                100,000           100,000
    Preferred stock, $10 par value,
      10,000,000 shares authorized,
      60,563 and 53,817 shares issued
      and outstanding (liquidation
      preference $6,056,290 and
      $5,381,690, respectively)                  605,629           538,169
    Additional paid-in capital                 3,897,034         3,326,007
    Retained earnings                          5,592,445         3,741,613
    Net unrealized gains on
      Investments, net of income taxes            47,066            50,854
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY                10,242,174         7,756,643
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                              $  178,914,942    $  166,354,070
                                          ==============    ==============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                        June 30,                        June 30,
                                                  1998            1997             1998            1997
                                             ____________    ____________    ____________      ____________
REVENUES
  Interest and earned discounts              $  4,163,862    $  3,355,906    $ 12,230,989      $  9,021,656
  Annuity fees and charges                         28,631          23,995         106,764            65,691
  Realized investment gains                         7,751          50,000         354,079            50,000
  Realized net gains on sales of                1,482,755           9,944       2,097,809           392,082
Receivables
  Real estate sales                             1,688,038         588,900       4,310,674         1,275,700
  Dividend income                                  51,431          68,494         164,660           189,998
  Fees, commissions, service and other
    income                                      1,128,684         671,215       3,627,748         2,388,762
                                             ____________    ____________    ____________      ____________
    TOTAL REVENUES                              8,551,152       4,768,454      22,892,723        13,383,889
                                             ____________    ____________    ____________      ____________
EXPENSES
  Annuity benefits                              1,686,181       1,361,990       5,058,805         3,471,262
  Interest                                      1,212,087       1,080,033       3,529,981         3,183,506
  Cost of real estate sold                      1,572,248         597,508       4,132,385         1,264,426
  Provision for losses on real estate
    Contracts and real estate held                504,842         179,435       1,452,908           650,610
  Salaries and employee benefits                  485,014         529,007       1,523,290         1,443,554
  Commissions to agents                           803,837       1,289,887       2,637,063         2,795,326
  Other operating and underwriting
    expenses                                      663,285         501,784       1,598,730         1,558,365
  Less increase in deferred
    acquisition costs                             (34,840)     (1,071,887)       (327,651)
                                                                                               (2,042,158)
                                             ____________    ____________    ____________      ____________
    TOTAL EXPENSES                              6,892,654       4,467,757      19,605,511        12,324,891
                                             ____________    ____________    ____________      ____________
Income before income taxes                      1,658,498         300,697       3,287,212         1,058,998
Provision for income taxes                       (347,219)        (51,080)       (720,080)
                                                                                               (181,485)
                                             ____________    ____________    ____________      ____________
NET INCOME                                      1,311,279         249,617       2,567,132           877,513
Preferred stock dividends                        (125,611)       (116,122)       (367,875)
                                                                                               (327,469)
                                             ____________    ____________    ____________      ____________
Income applicable to common stockholders     $  1,185,668    $    133,495    $  2,199,257      $    550,044
                                             ============    ============    ============      ============
Basic and diluted income per share
Applicable to common stockholder             $     118.57    $      13.35    $     219.93      $      55.00

Weighted average number of Shares of common
stock outstanding                                  10,000          10,000          10,000            10,000


      The accompanying notes are an integral part of the condensed consolidated financial statements.SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                              Nine Months Ended June 30,
                                                1998              1997
                                          ______________    ______________
CASH PROVIDED BY
  OPERATING ACTIVITIES                    $    5,069,755    $    1,341,918
                                          ______________    ______________
Cash flows from investing activities:
  Purchase of available-for-sale
    Investments                                                 (5,260,255)
  Proceeds from investment maturities          1,787,609         1,500,000
  Purchase of held-to-maturity
    Investments                                                   (995,469)
  Principal payments on real estate
    contracts and mortgage notes and
    other receivables                         16,234,996         6,153,986
  Purchase of real estate contracts
    and mortgage notes and other
    receivables                              (47,410,190)      (40,814,515)
  Proceeds from real estate sales              1,817,204           930,902
  Additions to real estate held for sale      (2,556,930)       (1,602,236)
  Proceeds from sale of receivables           33,344,785        12,711,640
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                      3,217,474       (27,375,947)
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts from annuity products              10,642,666        35,427,722
  Withdrawals of annuity products            (10,650,457)       (6,774,550)
  Proceeds from issuance of investment
    certificates                               9,094,009         9,771,879
  Repayment of investment certificates        (5,964,732)       (5,188,139)
  Repayment to banks and others                   (8,792)       (3,816,050)
  Debt issuance costs                           (459,584)         (515,096)
  Contingent purchase price paid on
    Subsidiary purchased from
    related party                               (135,569)         (249,719)
  Issuance of preferred stock                    677,227           874,228
  Redemption of preferred stock                  (38,740)
  Cash dividends on preferred and common
    stock                                       (578,575)         (327,469)
                                          ______________    ______________
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                               2,577,453        29,202,806
                                          ______________    ______________
Net change in cash and cash equivalents       10,864,682         3,168,777
Cash and cash equivalents, beginning
  of period                                    8,461,101         4,461,315
                                          ______________    ______________
CASH AND CASH EQUIVALENTS, END OF PERIOD  $   19,325,783    $    7,630,092

                                          ==============    ==============

NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Assumption of other debt payable in
    conjunction with purchase of real
    estate contracts and mortgage notes   $       16,942    $      134,355
  Real estate acquired through
    foreclosure                                1,641,489         1,372,389
  Receivables originated to facilitate
    the sale of real estate                    2,493,470           344,798
  Transfer of available-for-sale
    Securities to trading securities                               652,650

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the cash flows for the nine months ended June 30, 1998 and 1997.
      The results of operations for the three and nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1997 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1997 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $4,800,000 at June 30, 1998 and $4,586,000 at September 30, 1997.

3. Summit Securities, Inc. is a wholly-owned subsidiary of National Summit Corp. The Company files consolidated federal income tax returns with its parent. The Company is allocated a current and deferred income tax provision from National Summit Corp. as if the Company filed a separate tax return.

4. Summit Securities, Inc. had no material outstanding legal proceedings other than normal proceedings associated with receivable foreclosures.

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

6. In December 1997, Summit sold $8.8 million of receivables to Western United Life Assurance Company (Western United), a subsidiary of Metropolitan, at estimated fair value of $9.3 million recognizing a gain of $0.5 million.

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

8. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period
      EPS data presented. Accordingly, the Company applied this new standard during the quarter ended December 31, 1997 and all prior-period EPS data has been restated. The application of this standard did not have a material effect on the presentation of the Company's EPS disclosures as the Company did not and does not have potentially dilutive securities.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Transactions:

       On January 31, 1995, the Company consummated an agreement with Metropolitan Mortgage & Securities Co., Inc. (Metropolitan), the Company's former parent company (and currently affiliated through common control), whereby it acquired Metropolitan Investment Securities, Inc. (MIS) effective January 31, 1995, at a purchase price of $288,950, which approximated the book value of MIS at date of purchase. On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired Old Standard Life Insurance
(OSL) effective May 31, 1995, at a purchase price of $2,722,000, which approximated the current book value of OSL at date of purchase, with future contingency payments based on the earnings of OSL. The purchase price plus estimated future contingency payments approximates the actuarial appraised valuation of OSL. As of June 30, 1998, the Company has paid all required future contingency payments totaling approximately $385,000.

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

       In September 1997 and November 1996, Summit and its subsidiaries participated as co-sellers in receivable securitizations sponsored by affiliated companies. Proceeds from these securitization transactions were approximately $8.3 million and $9.6 million and resulted in gains of approximately $465,000 and $298,000, respectively. The gains included approximately $58,000 and $146,000, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

       In April 1998, Summit, through its life insurance subsidiaries, participated as co-sellers in a receivable securitization sponsored by Metropolitan Asset Funding, Inc. II, an affiliated company. Proceeds from the transaction were approximately $22.7 million and resulted in pre-tax gains of approximately $1.4 million. Gains included approximately $150,000 from the sale of servicing rights associated with the securitized loans.

      Western United Life Assurance Company (Western United), a company affiliated through common control, entered into a reinsurance agreement with OSL whereby Western United reinsured 75% of the risk on six different annuity products through OSL. This agreement became effective January 23, 1997 and continued through September 30, 1997, during which time approximately $28 million in premiums was reinsured through OSL. Effective October 1, 1997, the agreement was terminated. A similar agreement was executed August, 1998 with retroactive application to April 1, 1998. As of June 30, 1998, the account value of reinsured annuities with OSL was approximately $27.4 million.

Financial Condition and Liquidity:

       As of June 30, 1998, the Company had cash or cash equivalents of approximately $19.3 million and liquid investments (trading or available-for-sale securities) of $11.5 million compared to $4.7 million and $8.9 million at March 31, 1998, $9.7 million and $9.3 million at December 31, 1997 and $8.5 million and $7.7 million at September 30, 1997. Management believes that current cash and cash equivalents and other liquidity provided by investments are adequate to meet planned asset additions, required debt retirements and other business requirements during the next twelve months. At June 30, 1998, total cash and investments, including held-to-maturity securities, accrued investment interest and investments in affiliates, were $41.5 million as compared to $24.5 million at March 31, 1998, $30.9 million at December 31, 1997 and $28.1 million at September 30, 1997. During the nine months ended
June 30, 1998, funds generated by operating activities totaled $5.1 million. Funds provided by financing activities were $2.6 million, which included a $3.3 million net cash inflow from the sale of preferred stock and investment certificates, less repayments and debt issue costs, offset by payments of preferred and common stock dividends of $579,000. Funds provided by investing activities of $3.2 million included $1.8 million net cash inflow from investment maturities, $49.6 million net cash inflow from sales proceeds and collections of receivables and $1.8 million net cash inflow from real estate sales were offset by new receivable acquisitions of $47.4 million and additions to real estate held of $2.5 million.

       The receivable portfolio totaled $124.6 million at June 30, 1998 compared to $138.1 million at March 31, 1998, $126.0 million at December 31, 1997 and $124.2 million at September 30, 1997. During the nine months ended June 30, 1998, the small increase primarily resulted from the acquisition of receivables and origination of commercial and construction loans totaling $47.4 million plus an additional $2.5 million in loans to facilitate the sale of real estate being almost totally offset by the cost basis of receivables sold and collections of principal of $47.5 million and $1.9 million in reductions due to foreclosed receivables. Real estate held for sale totaled $2.5 million at June 30, 1998 compared to $2.5 million at March 31, 1998, $2.3 million at December 31, 1997 and $2.8 million at September 30, 1997.

       Insurance annuity reserves totaled $110.6 million at June 30, 1998 compared to $110.9 million at March 31, 1998, $107.5 million at December 31, 1997 and $105.3 million at September 30, 1997. The increase of $5.3 million for the nine months ended June 30, 1998 resulted primarily from credited earnings of $5.3 million as receipts from the sales of annuity products of $10.6 million equaled withdrawals of $10.6 million. The Company had outstanding investment certificate liabilities of $54.1 million at June 30, 1998, compared to $52.3 million at March 31, 1998, $51.1 million at December 31, 1997 and $50.4 million at September 30, 1997. For the nine months ended June 30, 1998, net cash inflow from issuance less maturities of investment certificates was $3.1 million plus an additional $610,000 increase in credited interest held.

       Total assets were $178.9 million at June 30, 1998 compared to $176.1 million at March 31, 1998, $170.2 million at December 31, 1997 and $166.4 million at September 30, 1997. Total stockholders' equity was $10.2 million or 5.7% of total assets at June 30, 1998 compared to $8.8 million or 5.0% of total assets at March 31, 1998, $8.4 million or 5.0% of total assets at December 31, 1997 and $7.8 million or 4.7% of total assets at September 30, 1997.

Results of Operations:

       The Company recorded net income before preferred dividends for the nine months ended June 30, 1998 of $2.6 million on revenues of $22.9 million. For the similar period in the prior year, the Company reported net income before preferred dividends of $878,000 on revenues of $13.4 million. Comparing the current year's nine month period with the prior year's similar period, increases in the net interest spread, increased gains on the sale of receivables, increased gains on investments including mark-to-market valuation adjustments, increased gains on sale of real estate and increases in other fees and commission revenues were only partially offset by an increase in the provision for losses on real estate assets and a decrease in deferred acquisition costs (costs capitalized net of amortization) associated with insurance products along with an increase in the related provision for income taxes.

      For the nine months ended June 30, 1998, the Company reported a positive spread on its interest sensitive assets and liabilities of $3.7 million as compared to $2.4 million in the prior year's period. The increase of $1.3 million was the result of additional investments in the receivable portfolio coupled with a slight decrease in the weighted average interest rates on the outstanding Investment Certificates issued by the Company and the insurance annuity funds generated by OSL.

       During the nine months ended June 30, 1998, the Company realized gains on the sale of real estate of $178,000 and gains on the sale of receivables of $2.1 million. In the prior year's period, the Company realized gains from the sales of real estate of $11,000 and gains from the sale of receivables of $392,000. The current year's gain on the sale of receivables is primarily from Summit's sale of $8.8 million of receivables to Western United in December 1997 resulting in a gain of $556,000 and the Company's participation in a receivable securitization in April 1998 wherein $21.3 million of receivables were sold resulting in a gain of approximately $1.4 million. The Company anticipates that it will participate in a securitization of real estate contracts and mortgage receivables in October 1998. The Company also anticipates securitizing approximately $10 million of structured settlements in August 1998. In December 1996, Summit purchased 733 weekly intervals in Pono Kai Resort, an existing timeshare development located on the island of Kauai in Hawaii. Sales operations commenced in September 1997. During the nine months ended June 30, 1998, total sales were $2.8 million while cost of sales (including start up costs related to the timeshare interval sales program) totaled $2.7 million.

       During the nine months ended June 30, 1998, the Company generated approximately $3.6 million of fee revenues while incurring $5.4 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized $2.4 million of fee revenues while incurring by $3.8 million in other costs. This increased net cost of approximately $400,000, is primarily the result of costs associated with its insurance operations, which were only partially offset by an increase in fees generated by its subsidiaries, MIS and Summit Property Development, Inc.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $1.5 million in the current year's period as compared to $651,000 in the prior year's period. The current year's increased provision resulted primarily from the Company's newer investments in construction loans and larger commercial loans requiring the Company to established general loss reserves for these types of investments.

       In comparing the three months ended June 30, 1998 with the prior year's similar period, the Company reported net income before preferred dividends of $1.3 million on revenues of $8.6 million as compared to $250,000 on revenues of $4.8 million.

       Income for the comparative three month periods has increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to the increased investment in the receivable portfolio, (2) an increase in overall gains from the sale of investments, receivables and real estate, and (3) an increase in fees, commissions and service revenues; which were only partially offset by (1) an increase in other operating expenses and (2) an increase in the provision for losses on receivables and other real estate assets.

       For the three months ended June 30, 1998, the net interest spread was $1.3 million while in the prior year's period the spread was $900,000. The increase of $400,000 is the result of additional investments in both its securities portfolios and its receivable portfolio, coupled with a slight decrease in the weighted average interest rates on the outstanding Investment Certificates issued by the Company and the insurance annuity funds generated by OSL.


       During the three months ended June 30, 1998, the Company realized gains on the sale of real estate of $116,000 and gains on the sale of receivables of $1.5 million. In the prior year's period, the Company realized losses from the sales of real estate of $9,000 and gains from the sale of receivables of $10,000. The current period gain on sale of real estate is primarily the result of the Company's timeshare sales operation that commenced in September 1997 while gains on the sale of receivables was primarily the result of participating in a receivable securitization during April 1998.

       During the three months ended June 30, 1998, the Company generated approximately $1.1 million of fee revenues while incurring $1.9 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized approximately $671,000 of fee revenues offset by $1.2 million of other costs. This increase in costs of $700,000 is primarily the result of costs associated with its insurance operations, which were offset by a $400,000 increase in fees generated by its subsidiaries, MIS and Summit Property Development, Inc.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $505,000 in the current year's period as compared to $179,000 in the prior year's period. During the current year's period, the Company has increased its investment in construction loans and larger commercial loans necessitating the increases in the loss provisions.

New Accounting Rules:

       In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effects, if any, of SFAS No. 130 on the consolidated financial statements.

       Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No. 131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

       In  June  1998,  the  FASB  issued Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, however, earlier application is encouraged as of the beginning of any fiscal quarter. Management has not yet determined the effect of SFAS No. 133 on the consolidated financial statements.


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

      No matters were submitted to a vote of security holders during the reporting period.

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

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 12th day of August, 1998 on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ TOM TURNER
            ______________________________________________
            Tom Turner
            President/Director

            /s/ CAMERON E. WILLIAMS
            ______________________________________________
            Cameron E. Williams
            Principal Accounting Officer
            Principal Financial Officer