Form 10-K405
period 1998-09-30
SUMMIT SECURITIES INC /ID/
filed 1999-01-13
CIK 868016

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended September 30, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

          For the transition period from              to

                        Commission file number 33-36775

                            SUMMIT SECURITIES, INC.
            (Exact name of registrant as specified in its charter)

                 Idaho                               82-0438135
       (State of incorporation)                   (I.R.S. Employer
                                                 Identification No.)

   601 West First Avenue Spokane, WA                 99201-5015
    (Address of Principal executive                   (Zip Code)
               offices)

      Registrant's telephone number, including area code: (509) 838-3111

              Securities Registered Pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The voting stock of the registrant is not traded on any exchange; therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within 60 days prior to the date of filing.

  The number of shares outstanding of the Registrant's common stock, as of September 30, 1998, was 10,000.

                   Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

                             ORGANIZATIONAL CHART
                          (AS OF SEPTEMBER 30, 1998)

                      [ORGANIZATIONAL CHART APPEARS HERE]


  The above chart lists the principal operating subsidiaries and their ownership for Summit Securities, Inc. and all subsidiaries (the "Consolidated Group").

  National Summit Corp.: Parent Company, inactive except as owner of Summit Securities, Inc. Wholly owned by C. Paul Sandifur, Jr., President of Metropolitan Mortgage & Securities Co, Inc.

  Summit Securities, Inc.: Invests in Receivables (as defined herein) principally funded by proceeds from Receivable investments, other investments and securities offerings.

  Metropolitan Investment Securities, Inc.: Broker/dealer marketing securities offered by Summit and Metropolitan (as defined herein), mutual funds, and general securities.

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

  Old West Annuity & Life Insurance Company: Old Standard purchased this insurance company effective December 28, 1995. Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales.

                                 INTRODUCTION

BACKGROUND

  The Consolidated Group consists of Summit Securities, Inc. ("Summit") and several subsidiaries, including two insurance companies, Old Standard Life Insurance Company ("Old Standard") and Old West Annuity & Life Insurance Company ("Old West"), a securities broker/dealer, Metropolitan Investment Securities, Inc. ("MIS") and a property development services company, Summit Property Development, Inc.

  Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables") and other assets through funds provided by annuity sales, sale of Receivables, including sales through securitization, certificate (debt obligation) sales, preferred stock sales, earnings on investments and the resale of repossessed real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"), which has as its principal subsidiaries Metwest Mortgage Services, Inc. ("Metwest") and Western United Life Assurance Company ("Western United"). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

  On January 31, 1995, Summit acquired a securities broker/dealer, MIS, from Metropolitan. Also, on January 31, 1995, Summit Property Development, Inc. commenced operations, and began providing real estate development services to Metropolitan and its subsidiaries. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

  On May 31, 1995, Summit, through a wholly owned holding company, purchased Old Standard from Metropolitan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

  On June 1, 1995, Old Standard entered into a Stock Purchase Agreement with ILA Financial Services, Inc. to acquire Arizona Life Insurance Company ("Arizona Life"), an insurance company domiciled in Arizona. The acquisition was completed on December 28, 1995. Subsequent to the acquisition, Arizona Life changed its name to Old West. Old West had been inactive since approximately August 1994, except to the extent necessary to retain its licenses. Old West holds licenses to engage in insurance sales in seven states. Obtaining access to these additional markets was the principal purpose for the purchase. During 1996, Old West commenced selling annuities and investing in Receivables, similar to the activities of Old Standard. See "ANNUITY OPERATIONS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

  As of September 30, 1998, Summit's personnel consisted of its officers and directors, an accountant and an attorney. See "MANAGEMENT" under Item 10. Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred Shareholders and its duties under the Indenture pursuant to which it issues installment certificates ("Certificates") and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

  On September 30, 1998, Summit and its subsidiaries employed a total of 56 employees.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"), became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

  Summit wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below and elsewhere herein that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words such as "may," "will," "expect," "intend," "anticipate," "believe," "continue," "seeks," "plans," variations of those terms or the negative of those terms, or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

  Summit's future results may be affected by certain risks and uncertainties including the following:

Rising interest rates could      If interest rates rise, profitability and the
negatively effect the          fair value of equity of the Consolidated Group
profitability and the fair     could decline. Higher interest rates could
value of equity of the         cause interest expenses to increase faster than
consolidated group             it will cause interest revenues to increase,
                               because more liabilities than financial assets are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 1998.

Falling interest rates could     If interest rates fall, the profitability and
negatively effect the          the fair value of equity of the Consolidated
profitability and the fair     Group may decline because of refinancing of
value of equity of the         Receivables. When interest rates fall,
consolidated group             borrowers have an incentive to refinance their
                               Receivables by taking out new loans at a lower rate of interest and repaying existing loans at a higher rate of interest in full. Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline.

Dependence on the sale or        The Consolidated Group currently sells and,
securitization of              together with Metropolitan, securitizes pools
receivables                    of Receivables and intends to continue to sell
                               and securitize pools of Receivables. Several factors affect the Consolidated Group's ability to securitize or sell pools of Receivables, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically, the credit quality of the Receivables, compliance of the Consolidated Group's Receivables with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to securities issued in the Consolidated
                               Group's previous securitizations. The
                               Consolidated Group's financial performance and growth prospects may be adversely effected if they cannot favorably sell or securitize
                               Receivables, or if they are completely unable to sell or securitize Receivables.

Residual and subordinate         The Consolidated Group owns subordinated and
interests in securitizations   residual interests in several securitized loan
                               pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur.
                               The Consolidated Group values these residual interests based on assumptions including the anticipated prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated
                               Group will have overvalued these interests on its balance sheet, overstated income and will earn less income than was anticipated.

Risk that foreclosure on         Foreclosure, bankruptcy and other similar
mortgages will delay or        proceedings used to enforce mortgage loans are
reduce payments on             generally subject to principals of equity which
Receivables                    are designed to relieve the indebted party from
                               the legal effect of such party's default.
                               Statutes may limit the right of the
                               Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principal may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.

Real estate used as              Most of the Receivables purchased by the
collateral to cover losses     Consolidated Group are collateralized by real
on Receivables may be          estate to provide collateral if a borrower
inadequate                     defaults on such borrower's mortgage. The real
                               estate used as collateral may be insufficient to cover any loss in the event of foreclosure.
                               Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including change restrictions on the timing and methods of foreclosure.

Risk of default on               The Consolidated Group purchases some
Receivables not                Receivables that are not collateralized, such
collateralized                 as annuities, lottery prizes, structured
                               settlements or other investments. In these cases, since the Consolidated Group does not have collateral in a specific asset, it relies instead upon a promise to pay from an insurance company, state government or other entity.
                               There is a risk that the payor will not keep its promise to pay and will default.

Underwriting may                 Metropolitan underwrites the Receivables that
insufficiently evaluate the    are purchased by the Consolidated Group.
risk of losses on              Metropolitan uses a variety of procedures to
Receivables                    evaluate Receivables depending on the type of
                               investment. While Metropolitan tries to
                               minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective.

Risks with originating           The Consolidated Group recently began
commercial loans               originating loans that are collateralized by
                               multi-family and commercial properties
                               ("Commercial Loans"). Management cannot predict whether it will have the ability or the desire to originate Commercial Loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict Commercial Loan default rates.

Lack of control over             As a result of several contracts,
acquiring, servicing and       Metropolitan and Metwest provide most of the
selling Receivables            administrative services related to acquiring,
                               servicing and selling of Receivables to the Consolidated Group. Management cannot predict whether Metropolitan and Metwest will effectively acquire, service and sell
                               Receivables in the future or whether it will be more effective and efficient to get these services internally or from a third party.

Insurance subsidiary             At September 30, 1998, approximately 67% of
earnings may be unavailable    the Consolidated Group's assets were held by
for dividends and fees         its insurance subsidiaries, Old Standard and
                               Old West. Insurance company regulations
                               restrict the way in which an insurance company can transfer assets and the amount of money that can be paid out in dividends by the insurance company. To use money for dividends, the insurance company must obtain permission from the insurance commissioner in the state of domicile of the insurance company. These restrictions on the ability to declare dividends and transfers of assets could have an adverse effect on Summit's financial performance and ability to meet its debt obligations and preferred stock dividend payments.

Dependence on future             The Consolidated Group earns revenue
offerings to meet              primarily from earnings on Receivables and
obligations                    other investments, the sale of annuities, the
                               sale or securitization of Receivables, the sale of certificates and the sale of preferred stock. The cash flow from the existing assets has been adequate during the past five years to satisfy the demand for payment of maturing certificates and to pay preferred stock dividends. However, the Consolidated Group's ability to repay certificates and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of future public offerings of certificates and preferred stock.

An increase in life              An increase in the termination rate of
insurance and annuity          annuity contracts and life insurance policies
termination rates may          would tend to decrease the earnings of Old
decrease earnings              Standard and Old West. If terminations
                               increase, costs would increase because the insurance subsidiaries would have to expense the unamortized deferred acquisition costs on those surrendered policies instead of continuing to amortize those costs over time.
                               The rate at which annuity contracts and life insurance policies terminate is effected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of termination of life insurance and annuity policies.

Environmental conditions and     The Consolidated Group acquires properties in
regulations                    the course of its business some of which may
                               contain hazardous waste or other toxic
                               materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. While the Consolidated Group tries to avoid acquiring properties or Receivables collateralized by properties which may be contaminated, the Consolidated Group may sustain significant losses due to such liability.

The Consolidated Group may
be liable for environmental      The government can place a lien on
clean-up on real estate        environmentally contaminated property to
                               guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The
                               Consolidated Group may be subject to these liens directly if they own real property subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition.

Conflicts of interest among      Certain of the officers and directors of
related companies              Summit and its subsidiaries are also employees
                               of Metropolitan and its subsidiaries. In addition, the Consolidated Group, Metropolitan and its subsidiaries provide certain services to each other. These factors may lead to conflicts of interest, including the amount of time that officers or directors devote to the Consolidated Group, which company receives a particular securities sale and how Receivables are distributed among or between separate companies. Old Standard and Old West may compete with Metropolitan and its subsidiaries in acquiring Receivables, and with
                               Metropolitan's insurance subsidiary for the sale of annuities. Also, the Consolidated Group may compete with Metropolitan for the sale of securities.

Year 2000 compliance             The Year 2000 problem arises from the use by
                               software developers of two digits rather than four to denote year dates in software programs, computer hardware operating systems and microprocessor-based embedded controls in automated equipment. As a result, information systems that operate date sensitive software or automated equipment that contains date sensitive microprocessors may interpret "00" to signify 1900 rather than 2000, thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates. This could result in serious malfunctions or complete failures of affected systems, including an inability to process transactions, issue securities or checks, or engage in other normal business activities.

                                 We are conducting tests on our internally
                               developed and supported software, hardware and facilities systems for Year 2000 compliance and are reviewing and working with outside vendors regarding compliance on ancillary systems and services involved with our business operations. Additionally, we are developing contingency plans in the event that a Year 2000 related problem or failure occurs. We believe that we will be compliant prior to the year 2000. However, in the event that there are computer problems arising out of a failure of such efforts our business operations could be negatively impacted since the conduct of our business in relationship to purchasing Receivables, servicing or administering the Receivables, the sale and administration of annuities, life insurance and the sale and administration of securities all rely heavily on computer programs and systems for processing our business transactions.

                            RECEIVABLE INVESTMENTS

BACKGROUND

  Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. The Consolidated Group anticipates continuing to acquire Receivables pursuant to this agreement to the extent that its new commercial lending initiative does not achieve its projections. Metropolitan has been investing in Receivables for its own account for over forty years. The evaluation, underwriting and closing is performed at Metropolitan's headquarters in Spokane, Washington. The Receivable acquisition fees are based upon yield requirements established by each company. Each company pays, as its Receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the Receivable is acquired. In 1998, this yield differential resulted in the Consolidated Group paying to Metropolitan approximately $900,000 as compensation to Metropolitan for Receivable acquisition services.

  Unless otherwise indicated in this section and in the section entitled "SECURITIES INVESTMENTS," or the context otherwise requires, references to a year (e.g., 1998) refer to the fiscal year of the Consolidated Group ended September 30 of that year.

  Metwest, a subsidiary of Metropolitan, provides Receivable collection and servicing for a fee to Summit, Old Standard and Old West. During 1998, the Consolidated Group paid Receivable collection and servicing fees of approximately $501,000 to Metwest.

  Management believes that the terms and conditions of the agreements with Metropolitan and Metwest are at least as favorable to members of the Consolidated Group as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by prior written notice to the other party.

 Types of Receivables

  The Consolidated Group's Receivable acquisitions include two principal types of Receivables: (a) Receivables collateralized by real estate and (b) alternative cash flows consisting of lotteries, structured settlements, annuities, and other cash flowing assets. Commercial loans originated by the Consolidated Group are originated and underwritten directly by the Consolidated Group. All other Receivable acquisitions of the Consolidated Group are acquired through and underwritten by Metropolitan.

 Secondary Mortgage Markets

  The market for the acquisition or sale of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables which are held and sold by individual investors. These Receivables are typically the result of seller financed sales of real estate. The secondary mortgage market also includes the sale and resale of pools of Receivables which can be seller financed, or originated by brokers or a financial institution. The Consolidated Group sells both individual Receivables and a smaller number of pools of Receivables.

COMMERCIAL LOAN ORIGINATIONS

  During 1997, the Consolidated Group (principally Old Standard) began originating loans collateralized by multi-family properties and various types of commercial properties (collectively "Commercial Loans"). These Commercial Loans are generally small to mid-sized loans that are originated for less than $5 million.

  The Consolidated Group currently projects expansion of the origination of Commercial Loans during 1999. Current projections include the possibility that the substantial majority of the Consolidated Group's Receivable acquisitions during 1999 may be new Commercial Loan originations. This projection is in part due to management's current perception that this market may be inadequately served by lenders who are flexible in their underwriting and pricing policies.

  The Consolidated Group originates loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before the Consolidated Group will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

  Commercial Loans originated by the Consolidated Group are underwritten applying criteria which include the following: evaluating the borrower's credit and credit scores, obtaining a current interior appraisal of the collateral, obtaining title insurance and calculating debt-to-income levels and combined loan-to-value ratios. The borrower's credit determines the down payment and interest rate which the Consolidated Group will require. A lower credit rating would result in a higher required down payment and higher interest rate. The Consolidated Group will lend up to 90% of the collateral value for borrowers that the Consolidated Group believes to be the most credit worthy, which decreases to 65% for other less credit worthy borrowers. The mortgage loans originated by the Consolidated Group have standard documentation and terms. Generally, no Seller makes a representation or warranty that an assignment of rents and profits has been received in connection with any of the Commercial Loans.

  Through approximately December 15, 1998, the average weighted annual yield (including fees and points) was approximately 15.86% on the Consolidated Group's Commercial Loans which have been committed to or closed through that date. Frequently, the loans closed to date have required short-term balloon payments (approximately two to five years). However, because the Consolidated Group individually underwrites and prices these loans, the current terms may not be a reflection of the terms which may be negotiated in future transactions.

RECEIVABLE ACQUISITION VOLUME

  The Consolidated Group's real estate Receivable and other Receivable investment acquisition activities grew from approximately $47.5 million in 1996, to $72.8 million in 1997 and to $77.0 million in 1998. During 1998, the average monthly acquisition volume was in excess of $6.4 million.

RECEIVABLES ACQUISITIONS: SOURCES, STRATEGIES AND UNDERWRITING

  The following information describes Metropolitan's Receivable acquisition and underwriting procedures as of September 30, 1998. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and the Consolidated Group.

  Metropolitan has developed marketing techniques, sources and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired or originated by Metropolitan for the Consolidated Group consist of non-conventional, A-, B and C credit grade loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose non-conventional financing. This type of lending requires that the lender focus on the quality of the collateral as the ultimate recourse in the event of the borrower's default and, to a lesser extent, the ability of a borrower to repay.

INDIVIDUAL RECEIVABLE ACQUISITION SOURCES

  Historically, the majority of Metropolitan's real estate Receivables are acquired through individual Receivable acquisitions. See "--Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables has been independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations who own and wish to sell a Receivable.

  Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to

Metropolitan's ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: (a) centralizing acquisition activities, (b) expanding the use of Metropolitan's Receivable submission software, BrokerNet(R), (c) implementing flexible and strategic pricing and closing programs, and (d) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

POOL ACQUISITION SOURCES

  These portfolios of real estate Receivables may be seller originated or institutionally originated. They may be acquired by Metropolitan from brokers, banks, savings and loan organizations, mortgage brokerage firms and other financial institutions.

  Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the capital markets department. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

  Capital markets department acquisitions are typically negotiated through direct contact with the selling broker or portfolio departments at the various selling institutions, or are acquired through bidding at an auction. The closing costs per loan for institutional acquisitions are generally lower than private secondary mortgage market acquisitions. However, the investment yield generally is lower than yields available in the private market.

  Metropolitan has recently hired additional sales and support staff and is exploring new marketing methods in an attempt to continue to increase its institutional pool purchase activities.

 Loan Originations Sources

  During the last quarter of fiscal 1996, Metropolitan's subsidiary, Metwest, began originating first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed for such mortgage loans as a lender or is exempt from licensing in twenty-nine states.

  Metwest originates real estate loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

  During 1998, Metwest originated an average of approximately 101 real estate loans per month, including loans to facilitate the resale of repossessed real estate. This volume was below original projections. In an effort to increase its volume, Metwest is making both procedural and staffing revisions. Also, Metwest continues to develop new pricing programs for loan originations. Management can give no assurance that these efforts will increase origination volume.

 Correspondent Lending

  Beginning in 1997, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agrees to purchase loans at a specified yield immediately after their origination, so long as they comply with Metropolitan's underwriting guidelines. Many such loans are insured by a primary mortgage guarantee insurance policy. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations. Metropolitan has added staff to support growth for such correspondent lending activities. Management can give no assurance that these efforts will increase correspondent lending volumes.

 Real Estate Receivable Underwriting

  Metropolitan's loan correspondent underwriting guidelines and Metwest's real estate loan origination underwriting guidelines apply criteria which include the following: evaluating the borrower's credit (which may include credit scores), income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, of the loans with higher loan to value ratios, mortgage insurance is required. In addition, title insurance in an amount equal to the Receivable balance at the time of acquisition is generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield (through a discounted purchase price). Unlike the seller financed real estate Receivables, the loans originated by Metwest, certain pool acquisitions and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms. Real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

 Lotteries, Structured Settlements and Annuities Sources

  Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate or other assets, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be liquidated directly with the issuing insurance company. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

 Lotteries, Structured Settlements and Annuities Underwriting

  In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of: (1) an application for sale of structured benefits which requests certain information regarding (i) the annuitant, including current employment, (ii) the annuity policy, and (iii) the nature of the claim and injuries sustained in connection with the structured settlement;
(2) a copy of the executed settlement agreement or judgment, if applicable; and (3) a copy of the executed annuity policy together with any qualified assignments. In certain circumstances Metropolitan waives certain of these submission requirements if, in its sole best judgment, it determines that the failure to have those documents would not impair the acquiring company's interest in the structured settlement. Upon submission of the file, the closing department will obtain a credit report regarding the annuitant and the most current credit rating of the annuity issuer. Furthermore, Metropolitan will conduct a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

  When underwriting a structured settlement, Metropolitan will review the credit report, the annuitant's completed purchase application, the results of the UCC search, and the terms of the settlement and annuity policy, among other things. Metropolitan will not knowingly purchase settlements paid to a trust containing a spendthrift clause nor will it purchase settlements where the payments are the annuitant's sole source of income, where the loss of income would significantly damage the livelihood of the annuitant or where the payments are used exclusively for the payment of medical necessities. Metropolitan will not purchase payments from a minor without a court order approving the transaction or from annuitants who are currently members of the armed forces or from annuitants that do not otherwise have the legal capacity to contract without a court order. Metropolitan will not purchase settlements from annuitants that evidence a pattern of fraudulent behavior. In underwriting a structured settlement, Metropolitan will confirm that the settlement is not a workers' compensation settlement agreement or retirement or pension benefit.

  In the case of lottery prizes, the underwriting guidelines generally require a review of both the documents providing proof of the prize and the credit rating of the insurance company or other entity that is making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally require a confirmation from the respective lottery commission of the prize winner's right to sell the prize and an acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

 Other Receivables

  Metropolitan continually seeks opportunities in new Receivable markets. Metropolitan currently has Receivable programs involving the acquisition of conservation reclamation programs, acquiring farm subsidies and similar cash flows. These programs account for a minimal amount of Metropolitan's current and projected Receivable acquisition volume. However, if new opportunities arise for the acquisition of new types of Receivables, Metropolitan is not limited from pursuing these opportunities.

YIELD AND DISCOUNT CONSIDERATIONS

  Summit, Old Standard and Old West each establish their own yield requirements for Receivable acquisitions. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor. See also "Receivable Acquisitions: Sources, Strategies and Underwriting." Metropolitan negotiates Receivable purchases at prices calculated to provide a yield desired by Metropolitan. If the Receivable is purchased by the Consolidated Group from Metropolitan at a price below its face amount, the difference is the "discount."

  For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual basis using the level yield (interest) method over the remaining contractual term of the Receivable.

  The Consolidated Group establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (13% for 1998). During 1998, the Consolidated Group's average initial yield requirement ranged from 9.5% to 12.75% for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

  A greater effective yield also can be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

CURRENT MIX OF RECEIVABLE INVESTMENT HOLDINGS

  The Consolidated Group's investments in Receivables include Receivables collateralized by first or second liens, primarily on single family residential property and commercial properties. Management believes that the yield earned on the mortgages collateralized by commercial property is higher than the yield on Receivables collateralized by single family residential property, while the credit risks are lower for the mortgage collateralized by single family residential property. Management also believes that much of the risk in the portfolio is dissipated by the large numbers of relatively small individual Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements.

  The following table presents consolidated information regarding the Consolidated Group's investments in Receivables collateralized by real estate, as of September 30, 1998 and 1997:

                                                       1998          1997
                                                   ------------  ------------
   Face value of discounted Receivables........... $ 72,733,711  $ 99,493,067
   Face value of originated and non discounted
    Receivables...................................   55,416,736     9,548,371
   Unrealized discounts, net of unamortized
    acquisition costs.............................   (5,042,703)   (5,958,564)
   Allowance for losses...........................   (1,843,055)   (1,153,278)
   Accrued interest receivable....................      515,713     1,694,132
                                                   ------------  ------------
   Carrying value................................. $121,780,402  $103,623,728
                                                   ============  ============

  As of September 30, 1998, approximately 92% of the Consolidated Group's investments in Receivables were collateralized by first lien positions on real estate and 8% in second lien positions. The Receivables are collateralized by residential, business and commercial properties with residential collateral representing approximately 41% of such investments as of September 30, 1998.

  The Consolidated Group's Receivables at September 30, 1998 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

       Arizona..............................................................   8%
       California...........................................................  12%
       Florida..............................................................   5%
       Hawaii...............................................................  14%
       Nevada...............................................................   6%
       New York.............................................................   4%
       Oregon...............................................................   8%
       Texas................................................................   5%
       Washington...........................................................  16%

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                              SEPTEMBER 30, 1998

  Less than 1% of the Receivables are subject to variable interest rates. Interest rates range from 0% to 19% with rates principally (71% of face value) within the range of 8% to 12%. The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                                                          NON
                                      INTEREST     CARRYING    DELINQUENT   NUMBER OF   ACCRUAL   NUMBER OF
                          NUMBER OF     RATES     AMOUNT OF     PRINCIPAL  DELINQUENT  PRINCIPAL NON ACCRUAL
      DESCRIPTION        RECEIVABLES PRINCIPALLY RECEIVABLES     AMOUNT    RECEIVABLES  AMOUNT   RECEIVABLES
      -----------        ----------- ----------- ------------  ----------- ----------- --------- -----------
RESIDENTIAL
 First Mortgage >
  $75,000...............     116        7-10%    $ 18,550,671  $ 1,351,289       7      $  --        --
 First Mortgage >
  $40,000...............     276        7-10%      15,703,404      998,383      19         --        --
 First Mortgage <
  $40,000...............     568        8-12%      12,307,560      417,260      19         --        --
 Second or Lower >
  $75,000...............       8        8-12%       1,010,378          --       --         --        --
 Second or Lower >
  $40,000...............      31        8-10%       1,734,344       85,762       2         --        --
 Second or Lower <
  $40,000...............     157        8-11%       3,259,829       66,406       5         --        --
COMMERCIAL
 First Mortgage >
  $75,000...............     123        8-13%      47,777,727    1,052,781       5         --        --
 First Mortgage >
  $40,000...............      51        8-10%       3,161,885      111,797       2         --        --
 First Mortgage <
  $40,000...............      76        8-18%       1,277,752          --       --         --        --
 Second or Lower >
  $75,000...............       9       10-15%       2,484,904          --       --         --        --
 Second or Lower >
  $40,000...............       8        9-11%         474,404      170,674       3         --        --
 Second or Lower <
  $40,000...............      13       10-11%         298,089          --       --         --        --
FARM, LAND AND OTHER
 First Mortgage >
  $75,000...............      36        8-12%      10,201,534          --       --         --        --
 First Mortgage >
  $40,000...............      37        8-10%       2,137,455       72,050       1         --        --
 First Mortgage <
  $40,000...............     881        8-12%       7,261,547      128,792      12         --        --
 Second or Lower >
  $75,000...............       1        8-10%         201,014      186,406       1         --        --
 Second or Lower >
  $40,000...............       2        9-12%         109,886          --       --         --        --
 Second or Lower <
  $40,000...............      10        8-10%         198,064          --       --         --        --
 Unrealized discounts,
  net of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount.........                           (5,042,703)
 Accrued Interest
  Receivable............                              515,713
 Allowance for Losses...                           (1,843,055)
                                                 ------------  -----------              ------
CARRYING VALUE..........                          121,780,402  $ 4,641,600              $  --
                                                 ============  ===========              ======

  The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                          RESIDENTIAL COMMERCIAL    FARM, LAND,      TOTAL
                           PRINCIPAL   PRINCIPAL  OTHER PRINCIPAL  PRINCIPAL
                          ----------- ----------- --------------- ------------
October 1998 - September
 2001.................... $ 9,669,524 $29,930,719   $ 9,142,530   $ 48,742,773
October 2001 - September
 2003....................   6,802,800   7,399,990     2,053,363     16,256,153
October 2003 - September
 2005....................   5,311,275   6,873,094     4,727,787     16,912,156
October 2005 - September
 2008....................   9,084,129   4,998,753     1,264,013     15,346,895
October 2008 - September
 2013....................  10,648,215   3,947,295     1,128,836     15,724,346
October 2013 - September
 2018....................   5,316,004     674,323     1,253,091      7,243,418
October 2018 -
  Thereafter.............   5,734,239   1,650,587       539,880      7,924,706
                          ----------- -----------   -----------   ------------
                          $52,566,186 $55,474,761   $20,109,500   $128,150,447
                          =========== ===========   ===========   ============

  The Consolidated Group held 2,403 Receivables collateralized by real estate, as of September 30, 1998. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 10.1%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                              September 30, 1997

  Less than 1% of the Receivables are subject to variable interest rates. Interest rates range from 0% to 19% with rates principally (76% of face value) within the range of 8% to 12%. The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                                                         Non
                                      Interest     Carrying    Delinquent  Number of   Accrual   Number of
                          Number of     Rates     Amount of    Principal  Delinquent  Principal Non Accrual
      Description        Receivables Principally Receivables     Amount   Receivables  Amount   Receivables
      -----------        ----------- ----------- ------------  ---------- ----------- --------- -----------
RESIDENTIAL
 First Mortgage Greater
 than $75,000...........     149        7-10%    $ 18,572,318  $  920,167       8     $106,799          1
 First Mortgage Greater
  than $40,000..........     377        8-10%      20,507,806   1,009,439      16          --          --
 First Mortgage Less
  than $40,000..........     852        8-12%      17,737,192     949,229      51          --          --
 Second or Lower Greater
  than $75,000..........       9        8-10%       1,038,074         --       --          --          --
 Second or Lower Greater
  than $40,000..........      35        8-10%       1,865,575         --       --          --          --
 Second or Lower Less
  than $40,000..........     193        8-12%       3,921,663     212,308      10          --          --
COMMERCIAL
 First Mortgage Greater
  than $75,000..........     133        8-10%      25,535,365     859,986       5          --          --
 First Mortgage Greater
  than $40,000..........      66        8-10%       3,928,370     209,845       3          --          --
 First Mortgage Less
  than $40,000..........      86        8-18%       1,462,141       6,706       1          --          --
 Second or Lower Greater
  than $75,000..........      10        8-12%       1,047,398         --       --          --          --
 Second or Lower Greater
  than $40,000..........      16        8-11%         906,314         --       --          --          --
 Second or Lower Less
  than $40,000..........      26        8-10%         525,973      42,952       3          --          --
FARM, LAND AND OTHER
 First Mortgage Greater
  than $75,000..........      40        8-12%       5,720,971         --       --          --          --
 First Mortgage Greater
  than $40,000..........      53        8-10%       2,800,281      63,955       1          --          --
 First Mortgage Less
  than $40,000..........     101        8-10%       2,754,784      74,366       2          --          --
 Second or Lower Greater
  than $75,000..........       2           7%         328,833     208,007       1          --          --
 Second or Lower Greater
  than $40,000..........       2        9-12%         109,905         --       --          --          --
 Second or Lower Less
  than $40,000..........      13        8-10%         278,475      29,040       1          --          --
 Unrealized Discounts,
  net of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount.........                           (5,958,564)
 Accrued Interest
  Receivable............                            1,694,132
 Allowance for Losses...                           (1,153,278)
                                                 ------------  ----------             --------
CARRYING VALUE..........                         $103,623,728  $4,586,000             $106,799
                                                 ============  ==========             ========

  The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                          Residential Commercial    Farm, Land,      Total
                           Principal   Principal  Other Principal  Principal
                          ----------- ----------- --------------- ------------
October 1997 - September
 2000.................... $ 9,317,899 $ 7,694,381   $ 3,826,225   $ 20,838,505
October 2000 - September
 2002....................   7,563,205   5,832,081     2,408,582     15,803,868
October 2002 - September
 2004....................   6,046,022   4,629,040     1,177,112     11,852,174
October 2004 - September
 2007....................  12,085,385   6,903,142     1,865,980     20,854,507
October 2007 - September
 2012....................  14,799,647   5,269,468     1,429,989     21,499,104
October 2012 - September
 2017....................   6,802,272   1,059,377       799,161      8,660,810
October 2017 -
  Thereafter.............   7,028,198   2,018,072       486,200      9,532,470
                          ----------- -----------   -----------   ------------
                          $63,642,628 $33,405,561   $11,993,249   $109,041,438
                          =========== ===========   ===========   ============

DELINQUENCY EXPERIENCE AND COLLECTION PROCEDURES

  The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 1998 was 3.6% compared to 4.2% and 4.0% at September 30, 1997 and 1996, respectively. Management expects higher delinquency rates, because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae), and because of the increasing concentration of acquisitions in commercial loans. Management also believes that these higher delinquency rates will be generally offset by higher yields and the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables. See "--Allowance for Losses on Receivables." As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A" credit lending markets.

  Metwest provides Receivable collections and servicing to Summit, Old Standard and Old West pursuant to specific procedures. Once a payment becomes five days delinquent, a Receivable collateralized by real estate is reported to a front-end collector who may place a collection call to the borrower. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the borrower notifying the borrower of the delinquency and the applicable late charge. When 10 days delinquent, the mortgage loan will be assigned to a collector who will attempt to make verbal contact with the borrower no later than the twenty-ninth day of delinquency. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the borrower. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the borrower. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used by a committee to analyze the basis for default, the economics of the Receivable and the potential for environmental risks. When appropriate, a Phase I environmental study is obtained prior to foreclosure to avoid cleanup costs. See "INTRODUCTION--Factors Affecting Future Operating Results." Based upon this analysis, the Receivable is considered for a workout arrangement, further collection activity, or foreclosure of any property providing collateral for the Receivable. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately ninety days after the initial default. If accounts are reinstated prior to completion of the legal action, as a condition of reinstatement, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance.

  When a lottery, structured settlement or annuity becomes delinquent, Metwest attempts to commence collection efforts within four days of a missed payment. Generally, these collection efforts consist of sending a letter to the Receivable seller and following up with telephone contact. If these steps have not resolved the delinquency, legal action to enforce payment is commenced within approximately two weeks from the date of delinquency.

 Allowance for Losses on Receivables

  The Consolidated Group establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. The Consolidated Group reviews the results of its resales of repossessed real estate to identify market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group then adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and resales. The allowance for losses was 1.4%, 1.1%, and 1.2% of the face value of Receivables collateralized by real estate at September 30, 1998, 1997 and 1996, respectively.

  The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                       September 30,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
Balance, beginning of year.................... $1,153,278  $  974,487  $765,130
Provision for losses..........................  1,243,044     386,525   212,600
Charge offs...................................   (553,267)   (207,734)   (3,243)
                                               ----------  ----------  --------
                                               $1,843,055  $1,153,278  $974,487
                                               ==========  ==========  ========

  There was no impairment in the carrying value of real estate contracts and mortgage notes receivable at September 30, 1998. At September 30, 1997, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $118,000, of which approximately $21,000, representing the amount by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets. Had these receivables performed in accordance with their terms, additional interest income of approximately $1,900 would have been recognized during the period of impairment.

  The provision for losses on real estate contracts and mortgage notes receivable is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Company considers its delinquency and loss experience in determining the likelihood that receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Company manages its risk of loss upon default through the underwriting process, which is performed by Metropolitan, which reviews demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a receivable. Management does not expect that the loss experience related to the receivables will increase materially during the next full year of operations.

 Repossessed Properties

  Summit, Old Standard and Old West own various repossessed properties that are held for sale. At September 30, 1998, 50 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $2,254,000 were held, of which the largest single property had a carrying value of approximately $190,000.

RECEIVABLE SALES

  The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Such sales often occur in conjunction with sales of Receivables by Metropolitan and generally occur through one of two methods:
(a) securitization or (b) direct sales. Management believes that in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base and provide liquidity. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

  Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically, the certificates consist of several different classes, including senior certificates, residual interest certificates and may also include intermediate classes of subordinated certificates. The senior certificates are sold to investors who are generally institutional investors. If a market exists, some or all of the subordinate certificates are also sold to investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest. Such interests are generally apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust.

  In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and finally to the residual interests. As a result, the residual interest is the interest first affected by any loss of income due to the failure of the Receivable to pay as scheduled. The rights of the senior certificate holders can be further enhanced by subordinating the rights of the subordinate certificate holders to receive distributions or by establishing a reserve fund. The holders of the residual interest value such interest in their respective financial statements based upon certain assumptions regarding anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interests will experience a gain or a loss.

  Through September 30, 1998, the Consolidated Group (principally Summit and Old Standard) has participated as a seller of Receivables in four real estate Receivable securitizations with Metropolitan. The Consolidated Group's percentage of each securitization has been less than approximately 10% in each transaction. In each securitization, Metropolitan has used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the Consolidated Group at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 1" under Item 8.

  The Consolidated Group (principally Summit and Old Standard) has participated as Sellers in securitizations with Metropolitan and Western United. In these securitizations, the rights of the senior certificate holders were enhanced though subordinating the right of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies initially retained their respective residual interests. At September 30, 1998, the residual interests held by Summit and Old Standard from the prior securitizations aggregated approximately $1,253,000.

  In addition to sales through securitizations, the Consolidated Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

  During 1998, Summit, Old Standard, and Old West received proceeds of approximately $22.7 million from the sale of portfolios of real estate Receivables through securitization and proceeds of $11.6 million from the direct sale of other Receivable investments. During 1998 and 1997, gains on these securitizations and direct sales were approximately $2.1 million and $955,000, respectively.

                              ANNUITY OPERATIONS

INTRODUCTION

  The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group on May 31, 1995. Old Standard had total assets of approximately $141.8 million at September 30, 1998. Old Standard markets its annuity products through approximately 100 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Montana, North Dakota, Oregon, Washington and Utah. During calendar 1997, the most recent year for which statistical information is available, Old Standard's individual annuity market share in Idaho was 5%, ranking it the fourth largest producer of annuities in Idaho during the period.

  The Consolidated Group acquired Arizona Life on December 28, 1995. Arizona Life subsequently changed its name to Old West. As of September 30, 1998, Old West had total assets of approximately $21.9 million. Old West is licensed in Arizona, California, Delaware, Washington, Idaho, New Mexico, Texas and Utah and has an application pending in Kansas. It commenced annuity sales and Receivable investing activities during fiscal 1996.

  Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

  There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may invest in Receivables collateralized by first position liens on real estate. As of September 30, 1998, 61% of Old Standard's assets were invested in Receivables collateralized by real estate, and 12% in lotteries. As of September 30, 1998, 66% of Old West's assets were invested in Receivables collateralized by real estate. As of September 30, 1998, the balance of Old Standard's and Old West's investments were principally invested in corporate and government securities. See "REGULATION."

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

ANNUITIES

  During the last three years, Old Standard and Old West have derived 100% of their premiums from annuity sales including both annuities reinsured from Western United and their own direct annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

  Old Standard's annuities also qualify as investments under several of the tax-advantaged programs.

  During 1999, the Consolidated Group anticipates correlating premium cash flows substantially with the cash flows availability from Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium cash flows and resulting total asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Old West, and the ability to securitize or otherwise sell Receivables.

  Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 1998, deferred policy acquisition costs were approximately 5.8% of annuity reserves. Since surrender charges typically do not exceed 5% of policy amounts, increasing termination rates may have an adverse impact on the insurance subsidiaries' earnings, requiring faster amortization of these costs. During the years ended September 30, 1996, 1997 and 1998, the amortization of deferred policy acquisition costs was approximately $85,000, $422,000 and $1,195,000, respectively. The calculation has been reviewed by an actuary.

  Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the year ended September 30, 1998, withdrawals and benefits were approximately $7.0 million. The annualized lapse rate was approximately 11.6%. Management believes a reasonable estimate for future lapse rates to be 4%, except in the year surrender charges expire, the lapse rate is estimated at 12%. The lapse rate for partial withdrawals is estimated to be 4%.

  The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1998, 1997 and 1996, respectively, is as follows:

                                            1998         1997         1996
                                         -----------  -----------  -----------
   Net Income-GAAP...................... $ 3,211,934  $ 2,409,260    1,285,135
   Adjustments to reconcile:
    Deferred policy acquisition cost....  (1,597,861)  (2,650,898)  (1,097,613)
   State insurance guaranty fund........         864         (298)     (28,261)
   Annuity reserves and benefits........    (703,876)    (167,439)     244,358
   Capital gains and IMR amortization...  (1,592,281)    (777,877)    (779,523)
   Allowance for losses.................   1,112,982      712,485      486,125
   Federal income taxes.................     416,457      404,346      258,888
   Other................................      53,343      230,714        5,594
                                         -----------  -----------  -----------
   Net Income-Statutory................. $   901,562  $   160,293      374,703
                                         ===========  ===========  ===========

REINSURANCE

  Reinsurance is the practice whereby an insurance company enters into agreements ("treaties") with other insurance companies in order to assign or assume some of the insured risk for which a premium is paid, while the reinsured retains the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Most life insurers obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance it has in force and upon its ability to sustain unusual surrender fluctuations.

  Old Standard has entered into two separate reinsurance agreements with Western United. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western United reinsured with Old Standard 75% of the risk on six different annuity products and premium ceded was approximately $28.0 million. Western United received ceding allowances equal to expected commission plus 1.0% of premium, which was approximately $1.6 million.

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1998. Under this second agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and premium ceded through September 30, 1998 was approximately $25.4 million. Western United received ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately $1.3 million through September 30, 1998.

  These agreements have allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $50 million will be ceded under this treaty during fiscal 1999. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

RESERVES

  Applicable state law requires that the annuity reserve be sufficient to meet Old Standard's and Old West's future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new contract holders, duration of contracts and variations in contract terms. Since such reserves are based on certain actuarial assumptions, no representation is made that the ultimate liability will not exceed these reserves. Old Standard and Old West utilize an actuary to review the reserve amount for compliance with applicable statutes.

  The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves were approximately $136.4 million at September 30, 1998 based on GAAP financial reporting.

                            SECURITIES INVESTMENTS

  At September 30, 1998 and 1997, 71.1% and 94.0%, respectively, of the Consolidated Group's securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

  The following table outlines the nature and carrying value of securities investments held by Old Standard and Old West at September 30, 1998:

                                    AVAILABLE-  HELD-TO-
                          TRADING    FOR-SALE   MATURITY
                         PORTFOLIO  PORTFOLIO  PORTFOLIO    TOTAL    PERCENTAGE
                         ---------- ---------- ---------- ---------- ----------
                                         (DOLLARS IN THOUSANDS)
Total Amount............ $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
                         ========== ========== ========== ==========   =====
% Invested in:
  Fixed Income.......... $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
  Equities..............        --         --         --         --        0%
                         ---------- ---------- ---------- ----------   -----
                         $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
                         ========== ========== ========== ==========   =====
% Fixed Income:
  Taxable............... $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
  Non-taxable...........        --         --         --         --        0%
                         ---------- ---------- ---------- ----------   -----
                         $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
                         ========== ========== ========== ==========   =====
% Taxable:
  U.S. Government....... $      --  $4,118,124 $2,005,209 $6,123,333    64.3%
  Corporate.............  2,167,225  1,238,528        --   3,405,753    35.7%
                         ---------- ---------- ---------- ----------   -----
                         $2,167,225 $5,356,652 $2,005,209 $9,529,086   100.0%
                         ========== ========== ========== ==========   =====
% Corporate:
  AA.................... $1,595,734 $1,238,528 $      --  $2,834,262    83.2%
  BBB...................        --         --         --         --        0%
  BB....................    360,293        --         --     360,293    10.6%
  B.....................    211,198        --         --     211,198     6.2%
                         ---------- ---------- ---------- ----------   -----
                         $2,167,225 $1,238,528 $      --  $3,405,753   100.0%
                         ========== ========== ========== ==========   =====
% Corporate:
  Mortgage-backed....... $2,167,225 $1,238,528 $      --  $3,405,753   100.0%
  Finance...............        --         --         --         --        0%
  Industrial............        --         --         --         --        0%
                         ---------- ---------- ---------- ----------   -----
                         $2,167,225 $1,238,528 $      --  $3,405,753   100.0%
                         ========== ========== ========== ==========   =====

  Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION." Investments primarily include corporate, government agency, and direct government obligations.

  Old Standard and Old West are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 1998, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7.

                              METHOD OF FINANCING

  The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, certificates, preferred stock and sales and securitizations of Receivables. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of brokerage firms. As of September 30, 1998, no short-term collateralized borrowings were outstanding.

  The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

                           BROKER/DEALER ACTIVITIES

  MIS is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit and of Metropolitan, Summit's former parent company. In addition, MIS currently markets several families of mutual funds, and general securities. MIS is licensed as a broker/dealer in 10 states. MIS had net income of approximately $58,000 during 1998. Management has made staffing, management and budget changes which are designed to improve the profitability of MIS. There can be no assurance that these efforts will continue to be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7 and Item 13.

                         PROPERTY DEVELOPMENT SERVICES

  Summit Property Development, Inc. provides real estate development services for a fee. Currently, its principal clients are Metropolitan and Western United. Such services may include but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating income for the Consolidated Group during the fiscal year ended September 30, 1998 of approximately $264,000 on revenues of approximately $1,851,000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7 and Item 13.

                                  COMPETITION

  Summit, Old Standard and Old West's ability to compete for Receivable investments (except for commercial loans) is currently dependent upon Metropolitan's Receivable acquisition network. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In the private secondary mortgage market, the largest single competitors are subsidiaries of much larger companies while the largest group of individual competitors are a multitude of individual investors. In all areas of Receivable acquisitions, the Consolidated Group competes with financial institutions many of which are larger, have access to more resources and have greater name recognition. Management believes its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Summit, Old Standard and Old West include access to Metropolitan's Receivable acquisition network, which allows access to markets throughout the United States and flexibility in structuring Receivable acquisitions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

  Summit, Old Standard and Old West compete in the secondary mortgage market as sellers of pools of Receivables through both direct sales and sales through securitizations. This market is a multi-billion dollar industry and includes many financial institutions and government participants. Competitors generally have access to larger resources, better name recognition and greater transaction volumes and economies of scale.

  Summit's and MIS's securities products face competition for investors from other securities issuers, other broker/dealers and from other types of financial institutions, many of which are much larger, and have greater name recognition than MIS.

  Summit competes with many other lending institutions in its commercial loan origination program. The commercial lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. Summit believes that its flexible underwriting and pricing guidelines enhance its ability to compete in this market. There can be no assurance that Summit's commercial loan origination program will be successful in expanding these activities, nor that they will be profitable, if expanded.

  The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's and Old West's management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. ("Best") rating of "B" (good), and Old West has been assigned a Best rating of "B" (good). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of policyholders and insurance agents.

                                  REGULATION

  Old Standard and Old West are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the States of Idaho and Arizona, respectively. Each act regulates transactions between insurance companies and their affiliates. It requires that the insurance companies provide prior notification to the respective Insurance Commissioners of certain transactions between an insurance company and Summit or any other affiliate. In certain instances, approval from the respective Insurance Commissioner is required prior to engaging in an affiliated transaction.

  Old Standard and Old West are subject to extensive regulation and supervision by the Offices of the State Insurance Commissioner of Idaho and Arizona, respectively. To a lesser extent they are also subject to regulation by each of the other states in which they operate. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agent levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulation is intended to protect annuity contract and policy owners, rather than investors in an insurance company. Old Standard and Old West are required to file detailed annual and quarterly financial reports with their respective states of domicile.

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

  The net amounts expensed by Old Standard and Old West for guaranty fund assessments and charged to operations for the years ended September 30, 1998, 1997 and 1996 were approximately $119,000, $120,000, and $ 90,000, respectively. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1996. Management does not believe that the amount of future assessments associated with known insolvencies after 1996 will be material to its financial condition, results of operations or cash flows. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies.

  Old Standard and Old West are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unassigned statutory surplus (deficit) of Old Standard and Old West totaled approximately $574,000 and $(1,422,000), respectively, as of September 30, 1998.

  For statutory purposes, Old Standard's and Old West's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                                        As of December 31,
                                          As of        -----------------------
                                    September 30, 1998  1997     1996    1995
                                    ------------------ -------  ------  ------
                                             (Dollars in Thousands)
Old Standard:
  Capital and Surplus..............      $12,374       $10,359  $8,324  $3,007
  Ratio of Capital and Surplus to
   Admitted Assets.................          9.1%          9.7%   11.6%    5.4%
Old West:
  Capital and Surplus..............      $ 3,786       $ 3,039  $2,481  $1,214
  Ratio of Capital and Surplus to
   Admitted Assets.................         18.0%         18.9%   53.5%   99.2%

  Although the States of Idaho and Arizona require only $2.0 million and $450,000, respectively, in capital and surplus to conduct insurance business, the insurance companies have attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

  Idaho and Arizona have enacted the Risk Based Capital Model law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. At September 30, 1998, the insurance subsidiaries' capital and surplus levels exceeded the calculated minimum requirements.

  MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc., the Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

Item 2. Properties

  The principal offices of Summit and its subsidiaries are located in an office building owned by Metropolitan located at 601 West First Avenue, Spokane, Washington 99201-5015. See "INTRODUCTION" and "RECEIVABLE INVESTMENTS--Repossessed Properties" under Item 1.

Item 3. Legal Proceedings

  There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of the Consolidated Group's security holders during the fourth quarter ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  1.(a) Market Information. There is no market for the Registrant's common stock.

    (b) Holders. At September 30, 1998, there was one Common stockholder, National Summit Corp.

    (c) Dividends. The Registrant paid dividends per share of $21.07 and $0 during fiscal 1998 and 1997, respectively.

  2. Recent Sales of Unregistered Securities. On October 15, 1996, Summit issued to one accredited investor who is also an MIS Registered Representative, in a private offering exempt from registration pursuant to the Securities Act of 1933, as amended, $256,000 of Variable Rate Cumulative Preferred Stock, Series S-RP. The underwriter was MIS. The consideration for the transaction was residential real estate valued at $256,000. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 13" under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                            SUMMIT SECURITIES, INC.

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected financial data shown below summarizes certain consolidated financial information of the Consolidated Group's for the five years in the period ended September 30, 1998.

                                             YEAR ENDED SEPTEMBER 30,
                          ------------------------------------------------------------------
                              1998          1997          1996         1995         1994
                          ------------  ------------  ------------  -----------  -----------
INCOME STATEMENT DATA:
Revenues................  $ 29,965,547  $ 19,785,462  $ 14,536,449  $ 9,576,615  $ 3,395,352
                          ============  ============  ============  ===========  ===========
Net income..............  $  2,524,027  $  1,851,240  $  1,244,522  $   587,559  $   264,879
Preferred stock
 dividends..............      (498,533)     (446,560)     (333,606)    (309,061)      (2,930)
                          ------------  ------------  ------------  -----------  -----------
Income applicable to
 common Stockholders....  $  2,025,494  $  1,404,680  $    910,916  $   278,498  $   261,949
                          ============  ============  ============  ===========  ===========
PER COMMON SHARE DATA:
Basic and diluted income
 per share applicable to
 common stockholder.....  $     202.55  $     140.47  $      91.09  $     27.85  $     13.47
                          ============  ============  ============  ===========  ===========
Weighted average number
 of Common shares
 outstanding............        10,000        10,000        10,000       10,000       19,445
                          ============  ============  ============  ===========  ===========
Ratio of earnings to
 fixed charges..........          1.64          1.46          1.40         1.25         1.16
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends..............          1.46          1.31          1.26         1.11         1.16
BALANCE SHEET DATA:
Due from/(to) affiliated
 companies, net.........  $ 10,985,805  $    870,255  $  1,296,290  $(1,960,104) $   267,735
Total assets............  $206,594,234  $166,354,070  $117,266,680  $96,346,572  $35,101,988
Debt securities and
 other debt payable.....  $ 56,078,514  $ 50,607,983  $ 46,674,841  $38,650,532  $31,212,718
Stockholders' equity....  $ 10,684,064  $  7,756,643  $  5,358,774  $ 3,907,067  $ 3,321,230

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  The following discussion should be read in conjunction with the attached audited consolidated financial statements and notes thereto for the three year period ended September 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              For the Three Fiscal Years Ended September 30, 1998

INTRODUCTION

  Summit's operations for the current fiscal year ended September 30, 1998 continued to benefit from the acquisition and start-up of several new operating subsidiaries acquired during 1995. MIS was acquired from Summit's former parent company in January 1995. At the same time, Summit established a property development subsidiary, Summit Property Development. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. Summit acquired Old Standard from Summit's former parent company on May 31, 1995 and acquired Old West from ILA Financial Services, Inc. in December of 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1998, Old Standard had total assets of approximately $141.8 million. During the fiscal year ended September 30, 1998, MIS, Summit Property Development, Old Standard and Old West contributed gross revenues of approximately $3.3 million, $1.8 million, $45.7 million and $10.0 million, respectively, to the Consolidated Group. For the same period, Summit Property Development, MIS, Old Standard and Old West contributed operating income of approximately $264,000, $89,000, $3,752,000 and $419,000, respectively, to the
Consolidated Group.

RESULTS OF OPERATIONS

  Revenues of the Consolidated Group increased to approximately $30.0 million in 1998 from $19.8 million in 1997 and $14.5 million in 1996. The increase in revenues from 1997 to 1998, as was the case from 1996 to 1997, is primarily attributable to the continuing increase in investment earnings (interest and earned discounts) on outstanding Receivables, due largely to the continuing growth of its insurance subsidiaries Old Standard and Old West, along with an increase in fee, commission and service revenues primarily from its service oriented subsidiaries, MIS and Summit Property Development. The Consolidated Group has increased its investment in Receivables, collateralized by real estate, to approximately $121.8 million at September 30, 1998 from $103.6 million at September 30, 1997. Additionally, the Consolidated Group continued to invest in annuities and structured settlements ending the year at September 30, 1998 with a total outstanding investment of $26.9 million, which is an increase from the $20.6 million investment at September 30, 1997.

  Net income before preferred stock dividends for the fiscal year ended September 30, 1998 was $2,524,000 compared to $1,851,000 in 1997 and
$1,245,000 in 1996. The increase from 1997 to 1998, as was the case from 1996 to 1997, was primarily the result of an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the continued growth in Old Standard's Receivable portfolios, increased gains on the sale of investments and receivables, and increased fees, commissions and service income, all of which were only partially offset by increases in its provision for losses on real estate assets, salaries and benefits, commissions and other operating expenses.

  The Consolidated Group strives to maximize its risk-adjusted return by investing in non-conventional real estate Receivables and origination of small to mid-sized commercial loans. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. These seller financed Receivables are the types of non-conventional Receivables normally acquired by the Consolidated Group. Because borrowers in this market generally have blemished credit records, the Consolidated Group's underwriting practices focus more strongly on the collateral value as the ultimate source for repayment. While higher delinquency rates are expected in connection with its investment in non-conventional Receivables, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral and the superior interest yields realized over normal conventional financing.

  Commercial loans are generally small to mid-sized loans that are originated for less than $5 million and are collateralized by multi-family properties and various types of commercial properties. The Consolidated Group anticipates that a substantial majority of its Receivable acquisitions during 1999 may be new commercial loan originations. See "RECEIVABLE INVESTMENTS" under Item 1.

  Since the date of its incorporation through approximately the end of calendar year 1993 and again in 1995, 1996, 1997 and 1998, Summit has generally benefited from a declining interest rate environment with lower cost of funds and relatively consistent interest yields on acquired Receivables. In addition, a declining interest rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This situation was evident in 1998, 1997, and 1996 as Summit was able to realize gains of approximately $2,103,000, $955,000, and $977,000, respectively, from the sale of Receivables. Higher than anticipated levels of prepayments in the Receivable portfolio were experienced during the years 1992 through 1998, allowing Summit to recognize unamortized discounts on Receivables which increased resultant yields. During 1994 and continuing in 1995, 1996, 1997 and 1998, Metropolitan, Summit's former parent and the primary supplier of Receivables, began charging the Consolidated Group underwriting fees associated with Receivable acquisitions. The charging of the underwriting fee results in a somewhat lower yield over the life of the newly acquired Receivables. However, management believes the yield to be favorable in comparison to other investment opportunities. See "RECEIVABLE INVESTMENTS" under Item 1.

  As the national economy has experienced moderate growth over the past three years, the Consolidated Group's financial results were not materially impacted by general economic factors because of: (a) the wide geographic dispersion of its Receivables; (b) the relatively small average size of each Receivable; (c) the primary concentration of investments in residential Receivables where market values have been more stable than in commercial properties; and (d) a continuing strong demand for tax-advantaged products, such as annuities.

  The Consolidated Group is currently unable to determine the impact of its anticipated increase in the acquisition of commercial loan agreements. Maintaining efficient collection efforts and minimizing delinquencies in the Consolidated Group's Receivable portfolio are ongoing management goals. During 1998, the Consolidated Group realized a loss on the sale of repossessed real estate and real estate held for sale of approximately $118,000 as compared to a loss of $80,000 in 1997 and a loss of $40,000 in 1996. In recognition of the increased size of the Consolidated Group's Receivable and real estate portfolios, principally associated with the purchase of Old Standard, the Consolidated Group has increased its provision for losses on assets collateralized by real estate. Provisions for losses were approximately $1,799,000, $986,000, and $490,000, for 1998, 1997, and 1996, respectively. At
September 30, 1998, the Consolidated Group had an allowance for losses on real estate assets of approximately $1,843,000 compared to $1,153,000 and $974,000 at September 30, 1997 and 1996, respectively. The increases in 1998 and 1997 were primarily due to increases in the size of the respective year's Receivable portfolios, in particular, commercial loans that are larger in average size as compared to other Receivables. At September 30, 1998, 1997, and 1996, the allowance for losses represented approximately 1.4%, 1.1%, and 1.2%, respectively, of the face value of Receivables collateralized by real estate.

INTEREST SENSITIVE INCOME AND EXPENSE

  Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits and the interest costs of Certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

  The Consolidated Group is in a "liability sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated
Group's Net Present Value ("NPV") of financial liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates.

  NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

  Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

  The following table presents, as of September 30, 1998, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management".

                                               Fair Value With Interest Rate
                                                          Change
                                            -----------------------------------
                          Carrying   Fair   Decrease Decrease Increase Increase
                          Amounts   Value      1%       2%       1%       2%
                          -------- -------- -------- -------- -------- --------
                                         (Dollars in Thousands)
Financial Assets:
 Cash and cash
  equivalents...........  $ 14,168 $ 14,168 $ 14,168 $ 14,168 $ 14,168 $ 14,168
 Investments:
 Affiliated companies...     4,522    4,522    4,522    4,522    4,522    4,522
 Trading................     6,050    6,050    6,219    6,397    5,888    5,733
 Available-for-sale.....     5,357    5,357    5,412    5,467    5,302    5,249
 Held-to-maturity.......     2,005    2,018    2,027    2,036    2,009    2,000
 Real estate contracts
  and mortgage notes....   123,108  135,190  139,117  143,240  131,447  127,878
 Other receivable
  investments...........    26,943   29,320   30,659   32,086   28,063   26,882
                          -------- -------- -------- -------- -------- --------
                          $182,153 $196,625 $202,124 $207,916 $191,399 $186,432
                          ======== ======== ======== ======== ======== ========
Financial Liabilities:
 Annuity reserves.......  $136,362 $136,362 $140,936 $145,725 $131,994 $127,820
 Investment
  certificates..........    55,037   55,934   57,147   58,397   54,757   53,614
 Debt payable...........       183      186      190      194      182      178
                          -------- -------- -------- -------- -------- --------
                          $191,582 $192,482 $198,273 $204,316 $186,933 $181,612
                          ======== ======== ======== ======== ======== ========

  The excess of interest sensitive income over interest sensitive expense was approximately $5.5 million in 1998, $3.9 million in 1997 and $2.2 million in 1996. The increase from 1997 to 1998, as was the case from 1996 to 1997, was attributable to the following: (a) increased investment in the Receivable portfolio largely due to the continued growth of Old Standard and Old West; and (b) a lower cost of funds.

  The calculations of present value have certain shortcomings. The discount rates utilized for Receivables and investment securities are based on estimated market interest rate levels of similar receivables and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Consolidated Group's Receivables and investment securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for investment certificates, annuity reserves and debt payable are based upon valuable alternative types and sources of funds which are not necessarily indicative of the present value of such instruments. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Consolidated Group's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Consolidated Group designed to mitigate the effect on the value of, and the net earnings generated from, the Consolidated Group's net assets from any change in interest rates.

FEES, COMMISSIONS, SERVICE AND OTHER INCOME

  Fees, commissions, service and other income grew to approximately $4,845,000 in 1998 from $3,545,000 in 1997 and $2,850,000 in 1996. Revenues in 1998
consisted primarily of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, and service fees earned by its property development subsidiary. MIS and Summit PD earned approximately $2,776,000 in commissions (after eliminating commissions received by MIS from Summit) and approximately $1,844,000 in service fees in 1998, respectively. The increase in revenue in 1998 of approximately $1,300,000 resulted primarily from an increase in commissions earned by MIS. The increase in revenues during 1997 of approximately $695,000 was primarily due to an increase in commissions earned by MIS of $901,000 being partially offset by a decrease in property development fees of $200,000.

OTHER EXPENSES

  Operating expenses increased to approximately $7,824,000 from $5,432,000 in 1997 and from $3,988,000 in 1996. The 1998 increase in operating expenses was principally the result of increased commissions to agents, in particular commissions paid by MIS which increased by over $1.0 million and increased operating costs associated with its insurance operations which included an increase in amortization of deferred policy acquisition costs of over $750,000. The 1997 increase in operating expenses was principally the result of the continued growth of the Consolidated Group, in particular MIS and Old Standard. In 1997, MIS's had increased expenses of approximately $846,000, while Old Standard's continued growth resulted in expense increases of approximately $469,000 and Old West's growth resulted in expense increases of approximately $105,000.

PROVISION FOR LOSSES ON REAL ESTATE RECEIVABLES

  The provision for losses on Receivables has increased as the size of the portfolio of Receivables has grown to provide for what Management believes is an adequate allowance for probable losses; however, there can be no assurance that actual losses will not exceed management's expectations. The following table summarizes the Consolidated Group's allowance for losses on Receivables:

                                                 1998        1997       1996
                                              ----------  ----------  ---------
Beginning Balance............................ $1,153,278  $  974,487  $ 765,130
Increase due to:
  Provision for losses.......................  1,243,044     386,525    212,600
  Charge-Offs................................   (553,267)   (207,734)   (18,896)
  Recoveries.................................        --          --      15,653
                                              ----------  ----------  ---------
Ending Balance............................... $1,843,055  $1,153,278  $ 974,487
                                              ==========  ==========  =========

  These allowances are in addition to unamortized acquisition discounts of approximately $5.0 million at September 30, 1998, $6.0 million at September 30, 1997, and $4.7 million at September 30, 1996.

GAIN/LOSS ON OTHER REAL ESTATE OWNED

  During 1998, the Consolidated Group realized a loss on the sale of real estate of approximately $118,000 compared to a loss of approximately $80,000 in 1997 and a loss of $40,000 in 1996. At September 30, 1998, the Consolidated Group had approximately $2,646,000 in real estate held for sale or 1.3% of total assets as compared to approximately $2,820,000 or 1.7% of total assets at September 30, 1997.

EFFECT OF INFLATION

  During the three-year period ended September 30, 1998, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and cost of funds on the Consolidated Group's assets and liabilities. However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three-year period in the positive spread between the return on interest earning assets and the cost of interest bearing liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new businesses.

  Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the real estate sales of the Consolidated Group nor is it expected to have a material effect in the near future.

ASSET/LIABILITY MANAGEMENT

  As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 1999, more of the Consolidated Group's financial liabilities (primarily annuities and certificates) will reprice or mature more quickly than its financial assets (primarily Receivables and fixed income investments). In a decreasing interest rate environment, this factor will tend to increase earnings as liabilities will generally be repriced at lower rates of interest while financial assets maintain their existing rates of interest. This effect is mitigated to the extent that Receivables are reduced when debtors increase their level of early repayments in a decreasing rate environment.

  The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of economically hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. The Consolidated Group had not employed any such strategies prior to or through September 30, 1998. See "SECURITIES INVESTMENTS" under
Item 1.

  During fiscal 1999, approximately $82.1 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $100.0 million reprice during fiscal 1999, and approximately $11.7 million of Certificates and other debt will mature during fiscal 1999. These estimates result in repricing of interest sensitive liabilities in excess of interest sensitive assets of approximately $29.6 million, or a ratio of interest sensitive liabilities to interest sensitive assets of approximately 136%.

  The Consolidated Group is able to manage this liability to asset mismatch of approximately 1.4:1 by the fact that approximately 87% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities, which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the respective insurance subsidiaries, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the insurance subsidiaries to reprice their liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges. Depending on the remaining surrender charges, the insurance subsidiaries have the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the insurance subsidiaries may respond more slowly to increases in market interest rate levels thereby diminishing the impact on the Consolidated Group of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitizations could be used to retire maturing liabilities.

NEW ACCOUNTING RULES

  In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), was issued. SFAS 121 requires certain long-lived assets, such as the Consolidated Group's real estate assets, be reviewed for impairment in value whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is to be recognized. The adoption of SFAS on October 1, 1996 did not have a material effect on the consolidated financial statements.

  In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), was issued. SFAS 125 provides accounting and reporting standards based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The application of the provisions of SFAS 125 effective January 1, 1997 did not have a material effect on the Consolidated Group's financial condition, results of operations or cash flows.

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), was issued. SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the existing standards. This standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The application of this standard did not have a material effect on the presentation of the Consolidated Group's earnings per share disclosures.

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Consolidated Group has not determined the financial statement effect of the application of this Statement.

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Consolidated Group has not yet determined the financial statement effect of the application of this Statement on the disclosures of its business segments.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Consolidated Group does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all quarters of fiscal years beginning after June 15, 1999, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Consolidated Group has not yet determined the effect of SFAS 133 on its consolidated financial statements.

  In October 1998, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The Consolidated Group has not yet determined the effect of the application of this statement on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  As a financial institution, the Consolidated Group's sources of liquidity are largely linked to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by operations, financing activities, Receivables and investments.

  The Consolidated Group utilized cash in operating activities of approximately $5.4 million in 1998 and $0.6 million in 1996, while operating activities in 1997 provided cash of approximately $4.3 million. Cash used by the Consolidated Group in its investing activities totaled approximately $17.4 million in 1998, $40.7 million in 1997, and $15.2 million in 1996. Cash provided by the Consolidated Group's financing activities totaled approximately $28.5 million in 1998, $40.4 million in 1997, and $17.2 million in 1996. These cash flows have resulted in year-end cash and cash equivalent balances of approximately $14.2 million in 1998, $8.5 million in 1997, and $4.5 million in 1996.

  The cash from financing activities of $28.5 million resulted primarily from:
(a) issuance of Certificates, net of repayments and related debt issue costs of $4.1 million; (b) issuance of insurance annuities, net of surrenders, of approximately $24.1 million; (c) issuance of preferred stock, less redemptions, of approximately $1.2 million; less (d) dividend payments of $0.7 million and (e) a contingent purchase price paid on the purchase of a subsidiary from a related part of approximately $136,000. Cash used in operating activities of $5.4 million resulted primarily from net income of $2.5 million, increases in annuity reserves of $6.9 million being offset by other operating activities and changes in various assets and liabilities of approximately $14.8 million. Cash used in investing activities of $17.4 million primarily resulted from the acquisition of real estate, real estate Receivables and other Receivable investments which totaled $80.4 million and the approximately $1.0 million purchase of investment securities, being offset by payments and sales of real estate, real estate Receivables and other Receivable investments of $57.1 million and proceeds from investment securities, including maturities and sales, of approximately $6.9 million. Both Receivable acquisitions and Receivable dispositions were influenced by securitizations during 1998.

  During 1997, approximately $40.4 million was provided by financing activities, approximately $4.3 million was provided by operating activities, and $40.7 million was used in investing activities which resulted in a $4.0 million increase in available cash and cash equivalents. The cash from financing activities of $40.4 million resulted primarily from: (a) issuance of Certificates, net of repayments and related debt issue costs, of $5.8 million;
(b) issuance of insurance annuities, net of surrenders, of approximately $38.0 million; (c) issuance of preferred stock of approximately $1.2 million; less
(d) debt payments to banks and others of $3.8 million; (e) dividend payments of $0.4 million; and (f) contingency purchase price payments on the acquisition of subsidiary, Old Standard, of approximately $250,000. Cash provided by operating activities of $4.3 million resulted primarily from net income of $1.9 million, increases in annuity reserves of $4.9 million being offset by other operating activities and changes in various assets and liabilities of approximately $2.5 million. Cash used in investing activities of $40.7 million primarily included the acquisition of real estate, real estate Receivables and other Receivable investments which totaled $74.8 million being offset by payments and sales of real estate, real estate Receivables and other Receivable investments of $40.7 million and acquisition of investment securities, net of maturities and sales, of approximately $6.6 million. Both Receivable acquisitions and Receivable dispositions were influenced by securitizations during 1997.

  During 1996, approximately $17.2 million was provided by financing activities, approximately $0.6 million was used in operating activities, and $15.2 million was used in investing activities which resulted in a $1.5 million increase in available cash and cash equivalents. The cash from financing activities of $17.2 million resulted primarily from: (a) issuance of Certificates, net of repayments and related debt issue costs, of $4.1 million;
(b) issuance of insurance annuities, net of surrenders, of approximately $9.2 million; (c) issuance of preferred stock of approximately $0.5 million; (d) borrowings from banks and others, net of debt repayments, of $3.7 million; less (e) dividend payments of $0.3 million. Cash used in operating activities of $0.6 million resulted primarily from net income of $1.2 million, increases in annuity reserves of $3.7 million being offset by other operating activities and changes in various assets and liabilities of approximately $5.5 million. Cash used in investing activities of $15.2 million primarily included acquisition of real estate Receivables and other Receivable investments, net of payments and sales, of $13.4 million, $1.5 million invested in the common stock of an affiliated company and $760,000 used in the purchase of Old West.

  During 1999, anticipated principal, interest and dividend payments on outstanding debentures, other debt payments and preferred stock distributions are expected to be approximately $13.7 million. During 1998, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables were $57.1 million. A decrease in the prepayment rate on these Receivables or a decrease in the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

  The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1998, cash or cash equivalents were $14.2 million, or 6.9% of total assets. Including securities that are either trading or available-for-sale, total liquidity was $25.6 million, $16.2 million, and $4.7 million as of September 30, 1998, 1997 and 1996, respectively, or 12.4%, 9.7%, and 4.0% of total assets, respectively.

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

  For statutory purposes, Old Standard and Old West perform cash flow testing under several different rate scenarios as required by the states of Idaho and Arizona, respectively. The results of these tests are filed annually with the Insurance Commissioner of the respective states. At the end of calendar year 1997, the results of this cash flow testing process were satisfactory.

  At September 30, 1998, the Consolidated Group had no material commitments for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Consolidated Group had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

  Management believes that cash flow from financing activities, liquidity provided from current investments and the Consolidated Group's ability to securitize its Receivables collateralized by real estate will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 1999. Summit has not defaulted on any of its obligations since its founding in 1990.

YEAR 2000 DISCLOSURE

  The Consolidated Group is aware of the potential effect that the year 2000 and the new century may have on computer hardware, computer software and applications and embedded micro-controllers in non-computer equipment (collectively "Information Technology"). The problem is insuring that the Consolidated Group is "Year 2000 Compliant" meaning that the Information Technology is able to (i) process date and time data accurately and (ii) calculate, compare and sequence from, into and between the twentieth and twenty-first centuries, the years 1999, 2000 and leap years.

  The Consolidated Group and its affiliates share many software, hardware, facilities and other systems. Therefore, the Consolidated Group's Year 2000 efforts are a combined and coordinated effort among all companies within the Consolidated Group and its affiliates. The following are statements regarding the Year 2000 compliance of the Consolidated Group. The information below has not been independently verified by the Consolidated Group, other than statements relating to the Consolidated Group.

 State of Readiness

  The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. Management currently contemplates that the plan, with the exception of the contingency plan, will be substantially completed by August 1, 1999. The contingency plan is expected to be substantially completed by December 1, 1999, but will continue to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan includes the following phases:

  . Inventory--Identify all internal and external systems and services that may utilize date sensitive information.

  . Assessment--Determine whether each system or service meets the Consolidated Group's definition of Year 2000 Compliance and assess the potential business impact of non-compliance.

  . Renovation--Modify and/or replace any systems or services that do not satisfy the Consolidated Group's definition of Year 2000 Compliance.

  . Certification--Obtain certification that each system or service meets the definition of compliance.

  . Training--Develop and implement any training and procedural changes to ensure correct data entry.

  . Contingency Planning--Develop and implement contingency plans against possible failures.

  The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously; therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally meets weekly to coordinate its efforts as well as to monitor progress.

  The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group intends to engage a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

  The Consolidated Group has begun the testing of its internally supported software applications and its hardware. Testing to date has not produced any results which were not able to be resolved. The testing continues to be substantially on track with the Year 2000 action plan timeline.

  The Consolidated Group is requesting vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which have been identified as higher priority are also being tested for compliance, where testing is possible. To date, the Consolidated Group has not received any indication from any third party that a mission critical system or service will not be able to be certified by them as Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

  The Consolidated Group has begun the development of a Year 2000 contingency plan to address potential Year 2000 related failures. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

 Expected Costs of Remediation

  Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates had developed a Year 2000 budget of approximately $1.3 million for the fiscal year commencing October 1, 1999. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

 Risks

  The Consolidated Group, as a financial institution, relies heavily upon computers and information technology systems to acquire, service and sell Receivables as well as for its securities and insurance sales activities. The Consolidated Group faces extensive Year 2000 related risks. The order within which these risks are presented is not intended as a prioritization of the potential risks nor an exhaustive identification of the risks. These risks include, but are not limited to the following:

  . unavailability of electrical power or telecommunication systems supplied by third parties;

  . inability of obligors on the Receivables to access their funds to make required payments;

  . inability of the mail systems or wire transfer systems performed by third parties to deliver such payments;

  .  inability of banks to process those payments;

  . failure of any of the software/hardware systems which the Consolidated Group uses to track insurance products, securities products or acquire, service and sell Receivables;

  . inability of the Consolidated Group to access its own funds or to make wire transfers or otherwise make payments on its obligations due to internal or third party (generally banking) system failures; and

  . inability of the Consolidated Group to process data accurately or timely for general business management purposes, regulatory reporting purposes or other purposes.

 Contingency Plans

  The Consolidated Group has commenced the development of a contingency plan but has not finalized such a plan to date. Development of contingency plans for mission critical items is the first and top priority of the contingency planning phase. Where appropriate and feasible, the plan will also address alternatives for internally developed systems as well as externally developed ones, and will include steps to implement transition to an alternative system. The plan will include trigger dates for implementing alternative solutions prior to the Year 2000, where system testing or third party documentation indicates that a system is not and will not be compliant. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

Item 7.A.  Quantitative And Qualitative Disclosures About Market Risk

  For quantitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

  For qualitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7.

Item 8.  Financial Statements And Supplementary Data

  The consolidated financial statements and related financial information required to be filed are attached to and incorporated into this Report. Reference is made to page F-1 of this Report for an index to the consolidated financial statements.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   PART III

Item 10. Directors And Executive Officers Of Registrant Management

                                  MANAGEMENT

                       Directors and Executive Officers
                           (As of December 31, 1998)

                        Name                    Age Position
                        ----                    --- --------
     Tom Turner................................ 48  President/Director
     Philip Sandifur........................... 27  Vice President/Director
     Greg Gordon............................... 45  Secretary/Treasurer/Director
     Clayton Rudd.............................. 63  President, Old Standard
     Robert Potter............................. 71  Director

  Tom Turner was elected President on October 31, 1995. Prior to serving as President, he had served as Secretary/Treasurer since September 28, 1994. He has been and continues to be an employee of Metropolitan since 1985, as a financial analyst. From 1983 to 1985, Mr. Turner was employed by Olsten Temporary Services. Prior to 1983, Mr. Turner was self-employed, principally doing business in the real estate industry.

  Philip Sandifur is the son of C. Paul Sandifur, Jr., who is the sole shareholder of National Summit Corp., the parent company of Summit and also the controlling shareholder of Metropolitan. Philip graduated in 1993 from Santa Clara University, receiving a BA in Business. He is currently active with the Consolidated Group's commercial lending activities. From 1994 to 1997, he was principally active as President of Summit Trading Services, Inc., a wholly owned subsidiary of Summit's parent company, National Summit.

  Greg Gordon was elected Secretary/Treasurer of Summit on October 31, 1995. He joined Metropolitan in April of 1989 and started Metropolitan's demography department, which continues to encompass his principal responsibilities. From 1985 to 1989, he was employed as the Northeastern US division Market Analyst for Mortgage Guarantee Insurance Corporation. From 1984 to 1985, he was employed as a limited partnership underwriter with Reliance Insurance Company.

  Clayton Rudd was elected President of Old Standard in 1994. From 1990 to 1994, he was Vice President of Old Standard. Previously, he had been employed by Western United since 1982 in marketing. Prior to that time, he had worked for twenty years in the insurance industry in marketing and sales related positions. Mr. Rudd retired from Old Standard in September of 1998.

  Robert Potter was elected a Director of Summit on March 14, 1995. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. From 1987 to present, Mr. Potter has served as President of Jobs Plus, Inc., a nonprofit corporation formed to diversify and broaden the economic base of Kootenai County, Idaho. Prior to 1987, Mr. Potter was employed for approximately 6 months as Chief Operating Officer of Incomnet Inc., and prior to that he worked for approximately 30 years with AT&T.

  The directors of Summit are elected for one-year terms at annual shareholder meetings. The officers of Summit serve at the discretion of the Board of Directors.

  Summit's officers and directors continue to hold their respective positions with Metropolitan and do not anticipate that their responsibilities with Summit will involve a significant amount of time. They will, however, devote such time to the business and affairs of Summit as may be necessary for the proper discharge of their duties.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the aggregate compensation received by Summit's executive officers and other highly compensated executives during the fiscal years specified. All other executive officers of Summit received less than $100,000 in compensation. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash compensation except the Consolidated Group's 401(k) plan.

                          SUMMARY COMPENSATION TABLE
                          (AS OF SEPTEMBER 30, 1998)

                                                      SALARY
          NAME AND PRINCIPAL POSITION           YEAR   ($)    BONUS/ COMMISSIONS
          ---------------------------           ---- -------- ------------------
Tom Turner..................................... 1998 $105,000      $   --
 President, Summit*                             1997   85,000          --
                                                1996   80,833          --
Clayton Rudd................................... 1998 $192,645      $ 2,480
 President, Old Standard**                      1997  108,000       39,581
                                                1996  108,000       19,747

--------
* The salary received by Mr. Turner is principally paid by and related to his responsibilities as an employee of Metropolitan. Mr. Turner devotes such time as is necessary to the business of Summit, and Summit contributes to his salary commensurate with the time devoted.
** Mr. Rudd retired in September of 1998.

                             DIRECTOR COMPENSATION

  Other than Robert Potter, the directors do not receive any compensation for services rendered on behalf of Summit. Robert Potter receives $500 per year and $100 per meeting plus travel expenses.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            PRINCIPAL SHAREHOLDERS

  The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 1998.

                                                               SHARES OF   % OF
   NAME AND ADDRESS                                           COMMON STOCK CLASS
   ----------------                                           ------------ -----
   National Summit Corp......................................
   601 West First Avenue.....................................
   Spokane, WA 99201.........................................    10,000     100%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NAMES AND RELATIONSHIP OF PARTIES/PERSONSINVOLVED IN RELATED PARTY
TRANSACTIONS

  Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The change in control was made pursuant to a reorganization wherein Summit redeemed all the common shares held by its former parent company, Metropolitan, which consisted of 100% of the outstanding common stock of Summit. Contemporaneous with this redemption, Summit issued 10,000 shares of common stock to National Summit Corp., a Delaware corporation, for $100,000. In addition, various investors in Metropolitan's common and preferred stock, including members of Mr. Sandifur's immediate family, acquired 30,224 shares of Summit's Preferred Stock Series S-1 for $100 per share in exchange for preferred and common shares of Metropolitan with a value of approximately $3 million. Following this sale, Metropolitan has continued to provide, for a fee, principally all the management services to Summit. See "RECEIVABLE INVESTMENTS" under Item 1.

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

DESCRIPTION OF RELATED PARTY TRANSACTIONS

  Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include rental of office space, provision of administrative and data processing support, accounting and legal services. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 15" under Item 8. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully herein below.

  Summit, Old Standard and Old West obtain substantially all of their Receivable management and servicing support (except for commercial loan originations) from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In 1998, the Consolidated Group paid compensation to Metropolitan for Receivable acquisitions of approximately $900,000 and fees for servicing by Metwest of approximately $501,000. See "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
Note 15" under Item 8. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

  Old Standard has entered into two separate reinsurance agreements with Western United. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western United reinsured with Old Standard 75% of the risk on six different annuity products and premium ceded was approximately $28.0 million. Western United received ceding allowances equal to expected commission plus 1.0% of premium, which was approximately $1.6 million.

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1998. Under this second agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and premium ceded through September 30, 1998 was approximately $25.4 million. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $1.3 million through September 30, 1998.

  These agreements have allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $50 million will be ceded under this treaty during fiscal 1999. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  Summit has entered into Selling Agreements with Metropolitan Investment Securities ("MIS") to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1998, Summit paid or accrued commissions to MIS in the amount of $492,169 upon the sale of $14,168,688 of certificates and commissions of $70,092 upon the sale of $1,246,036 of preferred stock. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

  MIS, a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal years ended September 30, 1998, 1997, and 1996 Metropolitan paid commissions to MIS in the amounts of $2,342,779, $1,151,637, and $203,946, on sales of debt securities in the amounts of $65,048,869, $38,510,520, and $9,125,303, respectively. During the fiscal years ended September 30, 1998, 1997, and 1996, Metropolitan paid commissions to MIS in the amounts of $0, $0, and $8,216 on sales of preferred stock in the amounts of $2,027,737, $2,222,893, and $2,135,714, respectively. Additionally, in 1998, 1997, and 1996, Metropolitan paid commissions to MIS in the amounts of $105,296, $155,473, and $156,918 on sales of preferred stock through an in-house trading list.

  Summit Property Development has entered into an Agreement with Metropolitan to provide property development services to Metropolitan for a fee. During the year ended September 30, 1998 the fee was approximately $1.8 million. See "PROPERTY DEVELOPMENT SERVICES" under Item 1.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

 (a) 1. Financial Statements

  Included in Part II, Item 8 of this report:

  Report of Independent Accountants
  Consolidated Balance Sheets at September 30, 1998 and 1997
  Consolidated Statements of Income for the Years Ended September 30, 1998,
   1997 and 1996
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1998, 1997 and 1996
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1998, 1997 and 1996
  Notes to Consolidated Financial Statements

 (a) 2. Financial Statements Schedules

  Included in Part IV of this report:

  Report of Independent Accountants on Financial Statement Schedules
  Schedule I--Summary of Investments other than Investments in Related
              Parties
  Schedule II--Valuation and Qualifying Accounts and Reserves
  Schedule III--Supplementary Insurance Information
  Schedule IV--Mortgage Loans on Real Estate

  Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3. Exhibits

          3. Articles of Incorporation of the Company (Incorporated by
             Reference to Exhibit 3(a) to Registration No. 3-36775).
       3(b). Bylaws of the Company (Incorporated by Reference to Exhibit 3(b)
             to Registration No. 33-36775).
       4(a). Indenture dated as of November 15, 1990 between Summit and West
             One Bank, Idaho, N.A., Trustee (Incorporated by Reference to
             Exhibit 4(a) to Registration No. 33-36775).
       4(b). Tri-Party Agreement dated as of April 24, 1996 between West One
             Bank, First Trust and Summit, appointing First Trust as successor
             Trustee (Incorporated by Reference to Exhibit 4(c) to Registration
             No. 333-19787).
       4(c). First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B (Incorporated by Reference to Exhibit 4(c) to
             Registration No. 33-36775).
       4(d). Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock Series S-1 (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-57619).
       4(e). Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock Series S-2 (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-115).
       4(f). Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock Series S-RP (Incorporated by Reference to Exhibit 4(f) to Form 10-K file January 13, 1997).
       4(g). Statement of Rights, Designations and Preferences of Variable Rate
             Cumulative Preferred Stock Series S-3 (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to Registration No. 333-19787).
      10(a). Receivable Management, Acquisition and Service Agreement between
             Summit Securities, Inc. and Metropolitan Mortgage & Securities
             Co., Inc. dated September 9, 1994 (Incorporated by Reference to
             Exhibit 10(a) to Registration No. 33-57619).

       10(b). Receivable Management, Acquisition and Service Agreement between
              Old Standard Life Insurance Company and Metropolitan Mortgage &
              Securities Co., Inc. dated December 31, 1994 (Incorporated by
              Reference to Exhibit 10(b) to Registration No. 33-57619).
       10(c). Receivable Management, Acquisition and Service Agreement between
              Old West Life Insurance Company and Metropolitan Mortgage &
              Securities Co., Inc. dated October 10, 1996 (Incorporated by
              Reference to Exhibit 4(c) to Registration No. 333-19787).
      *10(d). Form of Reinsurance Agreement between Western United Life
              Assurance Company and Old Standard Life Insurance Company.
         *11. Statement regarding Computation of Earnings Per Common Share.
         *12. Statement regarding computation of ratios.
         *21. Subsidiaries of Registrant.
          23. Consent of Experts, See Item 14(a)2. Report of Independent
              Accountants on Financial Statement Schedules.
         *27. Financial Data Schedule.

--------
 * Filed herewith

 (b) Reports on Form 8-K

  Summit did not file any reports on Form 8-K for the fourth quarter of fiscal year 1998.

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

                                              /s/ PricewaterhouseCoopers LLP
                                          By___________________________________
                                            PricewaterhouseCoopers LLP
Spokane, Washington
November 20, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUMMIT SECURITIES, INC.

                                          By /s/ TOM TURNER
                                             ----------------------------------
                                             Tom Turner, President

Date: January 13, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                        Title                 Date

/s/ TOM TURNER                         President and           January 13, 1999
-------------------------------------   Director (Principal
Tom Turner                              Executive officer)

/s/ PHILIP SANDIFUR                    Vice President and      January 13, 1999
-------------------------------------   Director
Philip Sandifur

/s/ GREG GORDON                        Secretary, Treasurer    January 13, 1999
-------------------------------------   and Director
Greg Gordon

/s/ STEVEN CROOKS                      Principal Financial     January 13, 1999
-------------------------------------   Officer and
Steven Crooks                           Principal
                                        Accounting Officer

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

Report of Independent Accountants........................................... F-2
Consolidated Balance Sheets................................................. F-3
Consolidated Statements of Income........................................... F-4
Consolidated Statements of Stockholders' Equity............................. F-5
Consolidated Statements of Cash Flows....................................... F-6
Notes to Consolidated Financial Statements.................................. F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Summit Securities, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Summit Securities, Inc. and its subsidiaries (the Company) as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 1, the Company changed its method of accounting for the transfer and servicing of financial assets in fiscal 1997 and impaired loans in fiscal 1996.

November 20, 1998, except Note 19, as to which the date is December 29, 1998

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1998 AND 1997

                                                          1998         1997
                                                      ------------ ------------
ASSETS:
  Cash and cash equivalents.......................... $ 14,168,191 $  8,461,101
  Investments:
    Affiliated companies.............................    4,522,425    4,522,425
    Trading securities, at market....................    6,049,823    1,743,836
    Available-for-sale securities, at market.........    5,356,652    5,959,470
    Held-to-maturity securities, at amortized cost...    2,005,209    7,241,209
    Accrued interest on investments..................      133,430      162,774
                                                      ------------ ------------
      Total cash and investments.....................   32,235,730   28,090,815

  Real estate contracts and mortgage notes
   receivable, net, including real estate contracts
   and mortgage notes receivable held for sale of
   approximately $12,323,000 in 1998.................  121,780,402  103,623,728
  Other receivable investments, net..................   26,943,073   20,588,202
  Real estate held for sale, net (including
   foreclosed real estate received in satisfaction of
   debt of $2,253,962 and $1,648,953)................    2,645,773    2,819,845
  Deferred costs, net................................    9,193,498    7,634,699
  Receivables from affiliates, net...................   10,985,805      870,525
  Other assets, net..................................    2,809,953    2,726,256
                                                      ------------ ------------
      Total assets................................... $206,594,234 $166,354,070
                                                      ============ ============

LIABILITIES:
  Annuity reserves................................... $136,362,403 $105,339,688
  Investment certificates............................   55,894,093   50,406,991
  Debt payable.......................................      184,421      200,992
  Accounts payable and accrued expenses..............    2,055,143    1,302,945
  Deferred income taxes..............................    1,414,110    1,346,811
                                                      ------------ ------------
      Total liabilities..............................  195,910,170  158,597,427
                                                      ------------ ------------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par (liquidation preference
   $6,658,680 and $5,381,690)........................      665,868      538,169
  Common stock, $10 par, 10,000 shares issued and
   outstanding.......................................      100,000      100,000
  Additional paid-in capital.........................    4,405,604    3,326,007
  Retained earnings..................................    5,420,838    3,741,613
  Net unrealized gains on investments................       91,754       50,854
                                                      ------------ ------------
      Total stockholders' equity.....................   10,684,064    7,756,643
                                                      ------------ ------------
      Total liabilities and stockholders' equity..... $206,594,234 $166,354,070
                                                      ============ ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                           1998         1997         1996
                                        -----------  -----------  -----------
Revenues:
  Annuity fees and charges............. $   148,958  $   111,999  $    45,348
  Interest on receivables..............  11,364,705    8,402,867    6,018,615
  Earned discount on receivables.......   3,437,133    3,359,652    2,598,306
  Other investment income..............   2,025,530    1,174,828      753,163
  Dividends............................     214,354      240,267      200,256
  Real estate sales....................   5,424,221    1,910,930    1,093,000
  Fees, commissions, service and other
   income..............................   4,845,280    3,544,946    2,849,737
  Gains on investments, net............     402,814       85,000          583
  Gains on sales of receivables, net...   2,102,552      954,973      977,441
                                        -----------  -----------  -----------
    Total revenues.....................  29,965,547   19,785,462   14,536,449
                                        -----------  -----------  -----------
Expenses:
  Annuity benefits.....................   6,953,757    5,071,732    3,702,324
  Interest expense.....................   4,778,443    4,325,528    3,741,095
  Cost of real estate sold.............   5,542,431    1,991,197    1,132,552
  Provision for losses on real estate
   assets..............................   1,799,173      986,435      490,082
  Salaries and employee benefits.......   2,113,632    1,896,748    1,636,773
  Commissions to agents................   4,776,826    4,079,786    1,673,279
  Other operating and underwriting
   expenses............................   2,351,914    2,106,789    1,775,484
  Less capitalized deferred costs, net
   of amortization.....................  (1,418,690)  (2,650,898)  (1,097,613)
                                        -----------  -----------  -----------
    Total expenses.....................  26,897,486   17,807,317   13,053,976
                                        -----------  -----------  -----------
Income before income taxes.............   3,068,061    1,978,145    1,482,473
Income tax provision...................    (544,034)    (126,905)    (237,951)
                                        -----------  -----------  -----------
Net income.............................   2,524,027    1,851,240    1,244,522
Preferred stock dividends..............    (498,533)    (446,560)    (333,606)
                                        -----------  -----------  -----------
Income applicable to common
 stockholder........................... $ 2,025,494  $ 1,404,680  $   910,916
                                        ===========  ===========  ===========
Basic and diluted income per share
 applicable to common stockholder...... $    202.55  $    140.47  $     91.09
                                        ===========  ===========  ===========
Weighted average number of shares of
 common stock outstanding..............      10,000       10,000       10,000
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                              NET
                                                          UNREALIZED
                                              ADDITIONAL     GAINS
                          PREFERRED   COMMON   PAID-IN    (LOSSES) ON  RETAINED
                            STOCK     STOCK    CAPITAL    INVESTMENTS  EARNINGS      TOTAL
                          ---------  -------- ----------  ----------- ----------  -----------
Balance, September 30,
 1995...................  $356,222   $100,000 $1,786,991   $(11,884)  $1,675,738  $ 3,907,067
Net income..............                                               1,244,522    1,244,522
Cash dividends on
 preferred stock
 (variable rate)........                                                (333,606)    (333,606)
Sale of variable rate
 preferred stock, net of
 offering costs (5,690
 shares)................    56,895               482,146                              539,041
Net change in unrealized
 losses on investment
 securities, net of
 income tax provision of
 $901...................                                      1,750                     1,750
                          --------   -------- ----------   --------   ----------  -----------
Balance, September 30,
 1996...................   413,117    100,000  2,269,137    (10,134)   2,586,654    5,358,774
Net income..............                                               1,851,240    1,851,240
Cash dividends on
 preferred stock
 (variable rate)........                                                (446,560)    (446,560)
Sale of variable rate
 preferred stock, net of
 offering costs (12,505
 shares)................   125,052             1,056,870                            1,181,922
Net change in unrealized
 losses on investment
 securities, net of
 income tax provision of
 $33,542................                                     60,988                    60,988
Contingent purchase
 price of subsidiary
 previously purchased
 from related party.....                                                (249,721)    (249,721)
                          --------   -------- ----------   --------   ----------  -----------
Balance, September 30,
 1997...................   538,169    100,000  3,326,007     50,854    3,741,613    7,756,643
Net income..............                                               2,524,027    2,524,027
Cash dividends on common
 stock ($21.07 per
 share).................                                                (210,700)    (210,700)
Cash dividends on
 preferred stock
 (variable rate)........                                                (498,533)    (498,533)
Sale of variable rate
 preferred stock, net of
 offering costs (13,161
 shares)................   131,612             1,114,424                            1,246,036
Redemption and
 retirement of preferred
 stock (391 shares).....    (3,913)              (34,827)                             (38,740)
Net change in unrealized
 gains on investment
 securities, net of
 income tax benefit of
 $21,070................                                     40,900                    40,900
Contingent purchase
 price of subsidiary
 previously purchased
 from related party.....                                                (135,569)    (135,569)
                          --------   -------- ----------   --------   ----------  -----------
Balance, September 30,
 1998...................  $665,868   $100,000 $4,405,604   $ 91,754   $5,420,838  $10,684,064
                          ========   ======== ==========   ========   ==========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                           1998          1997          1996
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..........................  $  2,524,027  $  1,851,240  $  1,244,522
 Adjustments to reconcile net income
  to net cash from operating
  activities:
   Acquisition of trading
    securities.......................    (4,324,572)      (98,874)
   Proceeds from sales of trading
    securities.......................       404,266
   Gains on investments, net.........      (402,814)      (85,000)         (583)
   Gains on sales of receivables,
    net..............................    (2,102,552)     (954,973)     (977,441)
   Loss on sales of real estate......       118,210        80,267        39,552
   Provision for losses on real
    estate assets....................     1,799,173       986,435       490,082
   Depreciation and amortization.....     1,771,930       967,382       493,506
   Deferred income tax provision
    (benefit)........................        67,299       (79,268)      134,877
   Changes in assets and liabilities:
     Annuity reserves................     6,912,825     4,946,874     3,713,490
     Compound and accrued interest on
      investment certificates and
      debt payable...................       701,060     1,124,113      (432,048)
     Accrued interest on real estate
      contracts and mortgage notes
      receivable.....................      (731,102)      157,804    (1,005,273)
     Other, net......................   (12,186,181)   (4,590,006)   (4,269,279)
                                       ------------  ------------  ------------
      Net cash from operating
       activities....................    (5,448,431)    4,305,994      (568,595)
                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of available-
  for-sale investments...............                                   999,790
 Proceeds from maturities of
  available-for-sale investments.....       681,837        97,397
 Purchase of available-for-sale
  investments........................                  (7,228,889)     (275,641)
 Proceeds from maturities of held-to-
  maturity investments...............     6,250,000     1,500,000       500,000
 Purchase of held-to-maturity
  investments........................    (1,006,719)     (995,469)     (486,753)
 Principal payments on real estate
  contracts and mortgage notes
  receivable.........................    18,781,579    13,034,662    13,874,707
 Proceeds from sale of real estate
  contracts and mortgage notes
  receivable.........................    22,706,575    24,213,531    19,430,000
 Purchases and originations of real
  estate contracts and mortgage notes
  receivable.........................   (58,146,826)  (59,193,794)  (40,100,330)
 Principal payments on other
  receivable investments.............     2,332,867     1,891,355       753,892
 Proceeds from sales of other
  receivable investments.............    10,854,452
 Purchases of other receivable
  investments........................   (18,840,127)  (13,652,880)   (7,387,117)
 Proceeds from real estate sales.....     2,390,392     1,566,132        79,686
 Additions to real estate held for
  sale...............................    (3,391,584)   (1,962,997)     (292,494)
 Net cash paid or received associated
  with purchases of subsidiaries.....                                  (761,739)
 Investment in affiliated company....                                (1,500,000)
                                       ------------  ------------  ------------
      Net cash from investing
       activities....................   (17,387,554)  (40,730,952)  (15,165,999)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Receipts from annuity products......  $ 39,881,270    47,521,061    15,632,116
 Withdrawals of annuity products.....   (15,771,380)   (9,568,102)   (6,465,340)
 Proceeds from issuance of investment
  certificates.......................    14,168,688    13,262,761    13,291,967
 Repayments of investment
  certificates.......................    (9,382,646)   (6,812,643)   (8,571,918)
 Borrowings from banks and others....                                 5,752,500
 Repayments to banks and others......       (33,123)   (3,812,524)   (2,043,015)
 Debt issuance costs.................      (682,228)     (651,450)     (585,198)
 Contingent purchase price paid on
  subsidiary purchased from related
  party..............................      (135,569)     (249,721)
 Issuance of preferred stock.........     1,246,036     1,181,922       539,041
 Redemption and retirement of
  preferred stock....................       (38,740)
 Cash dividends......................      (709,233)     (446,560)     (333,606)
                                       ------------  ------------  ------------
      Net cash from financing
       activities....................    28,543,075    40,424,744    17,216,547
                                       ------------  ------------  ------------
Net increase in cash and cash
 equivalents.........................     5,707,090     3,999,786     1,481,953
Cash and cash equivalents, beginning
 of year.............................     8,461,101     4,461,315     2,979,362
                                       ------------  ------------  ------------

Cash and cash equivalents, end of
 year................................  $ 14,168,191  $  8,461,101  $  4,461,315
                                       ============  ============  ============



See Note 15 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

1. SUMMARY OF ACCOUNTING POLICIES:

 Business and Reorganization

  Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio (the Company), was incorporated on July 25, 1990. The controlling interest in the Company is owned by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The Company was formerly a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. (Metropolitan). Metropolitan is controlled by C. Paul Sandifur, Jr. and his immediate family through his common stock ownership and voting control.

  The Company engages, nationwide, in the business of acquiring, holding and selling receivables. These receivables include real estate contracts and mortgage notes that are collateralized by first position liens on real estate. The Company also invests in receivables consisting of real estate contracts and mortgage notes secured by second and lower position liens, structured settlements, annuities, lottery prizes and other investments. The receivables collateralized by real estate are typically non-conventional because they were either financed by the sellers of the properties involved or they were originated by institutional lenders who specialize in borrowers with impaired credit or non-conventional properties. In fiscal 1998, the Company began originating loans collateralized by commercial real estate. In addition to receivables, the Company invests in U.S. Treasury obligations, corporate bonds and other securities.

  The Company invests in receivables and securities using funds generated from receivable cash flows, the sale of annuities, the sale and securitization of receivables, the sale of certificates and preferred stock, secured borrowing and securities portfolio earnings.

  Metropolitan and its subsidiaries provide services to the Company for a fee and engage in various business transactions with the Company.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Metropolitan Investment Securities, Inc., a securities broker/dealer; Summit Property Development, Inc., a real estate property development company; Old Standard Life Insurance Company (OSL), a life insurance company; and its wholly owned subsidiary, Old West Annuity & Life Insurance Company (since December 28, 1995), also a life insurance company. All significant intercompany transactions and balances have been eliminated in consolidation.

  On December 28, 1995, the Company consummated an agreement with ILA Financial Services, Inc., whereby 100% of the outstanding common stock of Old West Annuity & Life Insurance Company (OWAL), formally named Arizona Life Insurance Company, an insurance company domiciled in the state of Arizona, was sold to OSL. The purchase price of $1,234,000, approximated the net book value of OWAL at date of purchase. OWAL held licenses to engage in insurance sales in seven states and the purchase price included approximately $268,000 in value assigned to these state licenses. At the date of purchase, OWAL was dormant and had no outstanding insurance business or other liabilities. OWAL's business activities have been the acquisition of real estate contracts and mortgage notes receivable using funds derived from the sale of annuities and funds derived from receivable cash flows. The acquisition of OWAL had an immaterial effect on the financial condition and operations of the Company.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired OSL effective May 31, 1995, for $2,722,000, which approximated the historical cost basis of OSL at date of purchase, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. Future contingency payments of $135,569 and $249,721 were made during the years ended September 30, 1998 and 1997, respectively, and were accounted for as dividends. The initial purchase price plus estimated future contingency payments approximated the appraised valuation of OSL. The acquisition was recorded as a purchase. However, due to the common control of Metropolitan and the Company, the historical cost bases of assets and liabilities of OSL were recorded by the Company.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents. Cash includes all balances on deposit in banks and financial institutions. The Company periodically evaluates the credit quality of these banks and financial institutions. Substantially all cash and cash equivalents are on deposit with one financial institution and balances often exceed the federal insurance limit.

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

    Trading Securities: Trading securities consist primarily of pass-through certificates that are retained in connection with the Company's securitization transactions and are recorded at market value.

    The subordinated certificates retained from a securitization transaction are recorded at fair value based on independent market quotes.

    The Company initially records residual interests from securitization transactions at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows using expected loss and prepayment assumptions, discounted at a market yield. The fair value of these securities is determined based on interest rates, actual prepayment rates, collateral value and historical default rates experienced by the securities.

    Other trading securities are recorded at fair value based upon independent market quotes.

    Realized and unrealized gains and losses on these securities are included in the consolidated statements of income.

    Available-for-Sale Securities: Available-for-sale securities, consisting primarily of government-backed securities and pass-through certificates are carried at market value. Unrealized gains and losses are presented as a separate component of stockholders' equity, net of related deferred income taxes.

    Held-to-Maturity Securities: Held-to-maturity securities, consisting primarily of government-backed securities and corporate bonds having fixed maturities, are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

 Real Estate Contracts and Mortgage Notes Receivable

  Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivable. Origination fees, net of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

 Real Estate Contracts and Mortgage Notes Receivable, Held for Sale

  Real estate contracts and mortgage notes receivable held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value, determined on an aggregate basis by major type of receivable. Gains or losses on such sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a trust.

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

 Other Receivable Investments

  Other receivable investments are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

 Real Estate Held for Sale

  Real estate held for sale is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure, forfeiture or acquisition. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) cost (net unpaid receivable carrying value).

  The established allowances for losses on real estate held for sale include amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In performing the review, if expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these assets are located, it is reasonably possible that the carrying values could be reduced in the near term.

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

 Deferred Costs

  Deferred policy acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross realized and unrealized profits associated with the policies in force.

  Investment certificate issuance costs, including commissions to sales representatives and other issuance costs are deferred. These costs are amortized over the expected term of the related certificate, which ranges from 6 months to 5 years, using the interest method.

  Changes in the amount or timing of estimated gross profits on policies in force will result in adjustments to the cumulative amortization of the related costs.

 Annuity Reserves

  Premiums for annuities are recorded as annuity reserves under the deposit method. Reserves for annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result in changes in the factors included in the actuarial calculations, it is reasonably possible that the reserves for annuities could change in the near term.

 Recognition of Annuity Revenues

  Annuity revenues consist of the charges assessed against the annuity account balance for services and surrender charges. Charges for future services are assessed; however, the related revenue is deferred and recognized in income over the period benefited using the same assumptions as are used to amortize deferred policy acquisition costs.

 Guaranty Fund Assessments

  The Company's life insurance subsidiaries are subject to insurance guaranty laws in the states in which they write premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 1998 and 1997, the Company has accrued a liability for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

  In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments (SOP 97-3). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

 Income Taxes

  The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

  The Company is included in the consolidated income tax return with National Summit Corp., its parent. The Company is allocated a current and deferred tax provision from National Summit Corp. as if the Company filed a separate tax return.

 Income Per Share

  Income per share--basic is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding during the period. Income per share--diluted is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 1998.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The income per share disclosures have been made in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No.
128), which was applied by the Company in the year ended September 30, 1998. In accordance with SFAS No. 128, all prior income per share data has been restated to conform to this presentation. Basic and diluted income per share amounts for periods prior to 1998 are identical in amount to primary and fully diluted income per share amounts that were previously presented.

 Comprehensive Income

  In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), was issued. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe that the application of this statement will have a material effect on the presentation of its financial statements.

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

  The Company also purchases collateralized mortgage obligations (CMOs), pass-through certificates and other asset-backed securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Company has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.

  At September 30, 1998, the Company was not a party to any derivative financial instruments.

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, however, earlier application is encouraged. The Company has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

 Interest Rate Risk

  The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending September 30, 1999, approximately $111,729,000 of the Company's financial liabilities will reprice or mature as

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES compared to approximately $82,115,000 of its financial assets, resulting in a mismatch of approximately $29,614,000. This structure is beneficial in periods of declining interest rates; however, it may result in declining net interest income during periods of rising interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 87% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

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

2. INVESTMENTS IN AFFILIATED COMPANIES:

  At September 30, 1998 and 1997, investments in affiliated companies consisted of:

                                                          Cost and Carrying
                                                Number          Value
                                                  of    ---------------------
                  Type of Shares                Shares     1998       1997
                  --------------                ------- ---------- ----------
   Metropolitan Mortgage & Securities Co.,
    Inc.:
     Class A common............................       9 $  420,205 $  420,205
     Preferred:
       Series C................................ 116,094  1,160,942  1,160,942
       Series D................................  24,328    243,278    243,278
       Series E-1.............................. 105,800  1,058,000  1,058,000
       Series E-4..............................   1,400    140,000    140,000
                                                        ---------- ----------
                                                         3,022,425  3,022,425
   Consumers Group Holding Co., Inc.:
     Common....................................      19  1,500,000  1,500,000
                                                        ---------- ----------
                                                        $4,522,425 $4,522,425
                                                        ========== ==========

  Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1998 and 1997, the Company owned 7.09% of Metropolitan's outstanding Class A common stock. Metropolitan had total consolidated assets of approximately $1.2 billion at September 30, 1998.

  The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 1998, the preferred Series C, D and E-1 had dividend rates of 6.69%. The preferred Series E-4 had a dividend rate of 7.19%. Neither the common nor preferred shares are traded in a public market.

  At September 30, 1998 and 1997, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc. The Company acquired the stock investment in April 1996 in a cash purchase from C. Paul Sandifur, Jr. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. Consumers Group Holding Co., Inc. owns approximately 75.5% of Western United Life Insurance Company (Western), a life insurer domiciled in the state of Washington. Western had total assets of approximately $940 million at September 30, 1998.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

3. INVESTMENTS:

  A summary of carrying and estimated market values of investments at September 30, 1998 and 1997 is as follows:

                                                       1998
                                    -------------------------------------------
                                                                     ESTIMATED
                                                                       MARKET
                                                 GROSS      GROSS      VALUE
                                    AMORTIZED  UNREALIZED UNREALIZED (CARRYING
               TRADING                 COST      GAINS      LOSSES     VALUE)
               -------              ---------- ---------- ---------- ----------
   Pass-Through Certificates......  $5,592,598  $457,225   $         $6,049,823
                                    ==========  ========   ========  ==========
                                                                     ESTIMATED
                                                                       MARKET
                                                 GROSS      GROSS      VALUE
                                    AMORTIZED  UNREALIZED UNREALIZED (CARRYING
         AVAILABLE-FOR-SALE            COST      GAINS      LOSSES     VALUE)
         ------------------         ---------- ---------- ---------- ----------
   U.S. Government Bonds..........  $3,998,561  $119,563   $         $4,118,124
   Pass-Through Certificates......   1,219,070    19,458              1,238,528
                                    ----------  --------   --------  ----------
                                    $5,217,631  $139,021   $         $5,356,652
                                    ==========  ========   ========  ==========
                                    AMORTIZED
                                       COST      GROSS      GROSS    ESTIMATED
                                    (CARRYING  UNREALIZED UNREALIZED   MARKET
          HELD-TO-MATURITY            VALUE)     GAINS      LOSSES     VALUE
          ----------------          ---------- ---------- ---------- ----------
   U.S. Government Bonds..........  $2,005,209  $ 13,073   $         $2,018,282
                                    ==========  ========   ========  ==========
                                                       1997
                                    -------------------------------------------
                                                                     ESTIMATED
                                                                       MARKET
                                                 GROSS      GROSS      VALUE
                                    AMORTIZED  UNREALIZED UNREALIZED (CARRYING
               TRADING                 COST      GAINS      LOSSES     VALUE)
               -------              ---------- ---------- ---------- ----------
   Pass-Through Certificates......  $1,658,836  $ 85,000   $         $1,743,836
                                    ==========  ========   ========  ==========
                                                                     ESTIMATED
                                                                       MARKET
                                                 GROSS      GROSS      VALUE
                                    AMORTIZED  UNREALIZED UNREALIZED (CARRYING
         AVAILABLE-FOR-SALE            COST      GAINS      LOSSES     VALUE)
         ------------------         ---------- ---------- ---------- ----------
   U.S. Government Bonds..........  $3,973,218  $ 75,534   $         $4,048,752
   Pass-Through Certificates......   1,901,856     8,862              1,910,718
                                    ----------  --------   --------  ----------
                                    $5,875,074  $ 84,396   $         $5,959,470
                                    ==========  ========   ========  ==========
                                    AMORTIZED
                                       COST      GROSS      GROSS    ESTIMATED
                                    (CARRYING  UNREALIZED UNREALIZED   MARKET
          HELD-TO-MATURITY            VALUE)     GAINS      LOSSES     VALUE
          ----------------          ---------- ---------- ---------- ----------
   U.S. Government Bonds..........  $6,240,640  $  1,390   $(34,648) $6,207,382
   Corporate Bonds................   1,000,569               (1,408)    999,161
                                    ----------  --------   --------  ----------
                                    $7,241,209  $  1,390   $(36,056) $7,206,543
                                    ==========  ========   ========  ==========

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The activity related to the pass-through certificates, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                    1998       1997      1996
                                                 ----------  --------  --------
   Carrying value, beginning of year............ $  836,524  $245,598
   Securities retained..........................              304,670  $226,271
   Remittances..................................    (24,548)  (10,970)
   Investment income............................    165,884   212,226    19,327
   Fair market value adjustments................    275,000    85,000
                                                 ----------  --------  --------
   Carrying value, end of year.................. $1,252,860  $836,524  $245,598
                                                 ==========  ========  ========

  Although the Company believes it has made reasonable estimates of the fair value of the pass-through certificates likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. Higher than anticipated rates of loan prepayments or losses would require the Company to reduce the fair value of the pass-through certificates, adversely impacting earnings.

  The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization receivable portfolio. As of September 30, 1998 and 1997, the Company's underlying assumptions used in determining the fair value of its pass-through certificates are as follows:

  Estimated annual prepayment rate: 15.0% to 23.0% based on actual experience;

  Default reserve: 1.25% of the amount initially securitized;

  Annual discount rate: 12.0% to 15.0% to determine the present value of cash flows from pass-through certificates.

  Through September 30, 1998, actual cash flows from the Company's securitization trusts have either met or exceeded management's expectations.

  All bonds held at September 30, 1998 were performing in accordance with their terms.

  During the year ended September 30, 1997, the Company reclassified available-for-sale securities with a carrying value of approximately $1,560,000 to the trading classification. At the date of transfer, an unrealized gain of approximately $85,000 was recognized in the consolidated statement of income.

  During the year ended September 30, 1996, proceeds from sales of available-for-sale securities of $999,790 were received, resulting in gross realized gains of $583.

  During the year ended September 30, 1996, in accordance with a Special Report issued by the Financial Accounting Standards Board, the Company reassessed and reclassified held-to-maturity debt securities with a carrying value of approximately $999,000 to the available-for-sale classification. At the date of the transfer, the debt securities were valued at fair value of approximately $999,000.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 1998 and 1997 were in excess of ten percent of stockholders' equity:

                                                                     AGGREGATE
                                                                      CARRYING
   ISSUER                                                              AMOUNT
   ------                                                            ----------
   1998:
     Pass-through certificates:
       Metropolitan Asset Funding, Inc.............................. $5,589,219
       Triad Auto Receivables Trust.................................  1,238,528
   1997:
     Pass-through certificates:
       Triad Auto Receivables Trust................................. $1,910,718
       Metropolitan Asset Funding, Inc..............................  1,277,488
     Corporate bonds:
       Wal-Mart stores..............................................  1,000,569

  The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     ESTIMATED
                                                          AMORTIZED    MARKET
   AVAILABLE-FOR-SALE SECURITIES                             COST      VALUE
   -----------------------------                          ---------- ----------
   Due after one year through five years................. $3,998,561 $4,118,124
   Pass-through certificates.............................  1,219,070  1,238,528
                                                          ---------- ----------
                                                          $5,217,631 $5,356,652
                                                          ========== ==========

                                                                     ESTIMATED
                                                          AMORTIZED    MARKET
   HELD-TO-MATURITY SECURITIES                               COST      VALUE
   ---------------------------                            ---------- ----------
   Due in one year or less............................... $1,505,385 $1,511,407
   Due after one year through five years.................    499,824    506,875
                                                          ---------- ----------
                                                          $2,005,209 $2,018,282
                                                          ========== ==========

  The Company intends to maintain an available-for-sale portfolio which may be shifted between investments of differing types and maturities to attempt to maximize market returns without assuming unacceptable levels of credit risk. Future purchases assigned to the held-to-maturity portfolio will be to replace maturing investments, or increase the overall size of the portfolio while maintaining its overall composition.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4. REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

  Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. At September 30, 1998, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $118,379,000 (92%) and second position or lower liens of approximately $9,771,000 (8%).

  The Company's real estate contracts and mortgage notes receivable at September 30, 1998 and 1997 are collateralized by property concentrated in the following geographic regions:

                                                                    1998  1997
                                                                    ----  ----
   Pacific Northwest (Washington, Alaska, Idaho, Montana and
    Oregon)........................................................  31%   27%
   Pacific Southwest (California, Nevada and Arizona)..............  26    18
   North Atlantic (Connecticut, New Jersey, New York and
    Pennsylvania)..................................................   8    13
   Southwest (Texas, Louisiana and New Mexico).....................   7    12
   Southeast (Florida, Georgia, North Carolina and South
    Carolina)......................................................   6     9
   Other...........................................................  22    21
                                                                    ---   ---
                                                                    100%  100%
                                                                    ===   ===

  The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

  The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1998 and 1997.

                                                       1998          1997
                                                   ------------  ------------
   Face value of discounted receivables........... $ 72,733,711  $ 99,493,067
   Face value of originated and nondiscounted
    receivables...................................   55,416,736     9,548,371
   Unrealized discounts, net of unamortized
    acquisition costs.............................   (5,042,703)   (5,958,564)
   Allowance for losses...........................   (1,843,055)   (1,153,278)
   Accrued interest receivable....................      515,713     1,694,132
                                                   ------------  ------------
   Carrying value................................. $121,780,402  $103,623,728
                                                   ============  ============

  The originated receivables are collateralized primarily by first position liens and result from loans originated by the Company on commercial real estate and loans to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

  The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1998 and 1997 is grouped by the following dollar ranges:

                                                           1998         1997
                                                       ------------ ------------
   Under $15,001...................................... $  7,976,716 $  4,653,217
   $15,001 to $40,000.................................   17,408,511   23,044,404
   $40,001 to $80,000.................................   24,473,691   32,595,257
   $80,001 to $150,000................................   18,553,173   22,970,999
   Greater than $150,000..............................   59,738,356   25,777,561
                                                       ------------ ------------
                                                       $128,150,447 $109,041,438
                                                       ============ ============

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The increase in the amount of real estate contracts and mortgage notes receivable with balances in excess of $150,000 is principally due to the Company commencing origination of loans collateralized by commercial real estate in fiscal 1998. The Company originated approximately $19.9 million of such loans in fiscal 1998.

  Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1998 and 1997 are as follows:

                                                           1998         1997
                                                       ------------ ------------
   Less than 8.00%.................................... $ 16,386,613 $ 23,202,059
   8.00% to 8.99%.....................................   20,106,867   26,641,555
   9.00% to 9.99%.....................................   22,350,549   26,409,005
   10.00% to 10.99%...................................   14,047,349   19,244,422
   11.00% to 11.99%...................................    6,226,350    2,833,468
   12.00% to 12.99%...................................   28,024,319    5,950,964
   13% or higher......................................   21,008,400    4,759,965
                                                       ------------ ------------
                                                       $128,150,447 $109,041,438
                                                       ============ ============

  The weighted-average contractual interest rate on these receivables at September 30, 1998 is approximately 10.1%. Maturity dates range from 1998 to 2028. The constant effective yield on contracts purchased and loans originated during the years ended September 30, 1998 and 1997 was approximately 12.6% and 10.4%, respectively. The increase in the constant effective yield in fiscal 1998 was due principally to the origination of loans collateralized by commercial real properties which generally bear higher interest rates than contracts collateralized by residential real estate.

  The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                       September 30,
                                               --------------------------------
                                                  1998        1997       1996
                                               ----------  ----------  --------
   Beginning balance.......................... $1,153,278  $  974,487  $765,130
   Provision for losses.......................  1,243,044     386,525   212,600
   Charge-offs................................   (553,267)   (207,734)   (3,243)
                                               ----------  ----------  --------
   Ending balance............................. $1,843,055  $1,153,278  $974,487
                                               ==========  ==========  ========

  There was no impairment in the carrying value of real estate contracts and mortgage notes receivable at September 30, 1998. At September 30, 1997, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $118,000, of which approximately $21,000, representing the amounts by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets.

  During the years ended September 30, 1998, 1997 and 1996, the average recorded investment in impaired receivables was approximately $87,000, $113,000 and $82,000, respectively. During the years ended September 30, 1998, 1997 and 1996, interest income in the approximate amount of $9,000, $10,000 and $7,000, respectively, was recognized on these receivables during the period in which they were impaired.

  The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $4,641,000 and $4,586,000 at September 30, 1998 and 1997, respectively.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Aggregate amounts of contractual maturities of receivables at their face value are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     1999.........................................................  $ 34,579,000
     2000.........................................................     6,137,000
     2001.........................................................     8,643,000
     2002.........................................................     6,305,000
     2003.........................................................    10,336,000
     Thereafter...................................................    62,150,447
                                                                    ------------
     Total........................................................  $128,150,447
                                                                    ============

  Actual repayments of receivables will likely differ from contractual amounts due to prepayments.

  The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

  The Company entered into securitization transactions during the years ended September 30, 1998, 1997 and 1996. The Company participates in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. These receivables are structured in classes by credit rating and transferred to a trust, which sells pass-through certificates to third parties. These securitizations are recorded as sales of receivables and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

  During the years ended September 30, 1998, 1997 and 1996, proceeds from securitization transactions were approximately $22,707,000, $17,863,000 and $7,009,000 and resulted in gains of approximately $1,400,500, $735,500 and $297,300, respectively. The gains realized during the years ended September 30, 1998, 1997 and 1996 included approximately $150,100, $204,300 and $99,500, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

  Of the receivables securitized, the Company has retained investments in certain classes of the securities having a fair value of approximately $1,867,000 and $1,744,000 at September 30, 1998 and 1997, respectively. These securities were transferred to the Company's investment portfolio and classified as trading securities.

  In October 1998, the FASB issued Statement of Financial Accounting Standard No. 134, "Accounting for Mortgage-Banking Enterprise" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company has not yet determined the effect of the application of this statement on its financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

6. OTHER RECEIVABLE INVESTMENTS:

  Other receivable investments include various cash flow investments, primarily annuities and lottery prizes. Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the state.

  These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 1998 and 1997 was approximately 9.9% and 13.5%, respectively. Contractual maturities range from 1999 to 2035.

  The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1998 and 1997.

                                                       1998          1997
                                                   ------------  ------------
   Face value of receivables...................... $ 41,174,949  $ 33,898,409
   Unrealized discounts, net of unamortized
    acquisition costs.............................  (14,231,876)  (13,310,207)
                                                   ------------  ------------
   Carrying value................................. $ 26,943,073  $ 20,588,202
                                                   ============  ============

  All such receivables were performing in accordance with their contractual terms at September 30, 1998.

  During the years ended September 30, 1998, 1997 and 1996, the Company sold receivables with a carrying value of approximately $10,879,000, $2,961,000 and $11,741,000, respectively, without recourse and recognized gains of approximately $702,000, $124,600 and $680,100, respectively.

  The following other receivable investments, by obligor, were in excess of ten percent of stockholders' equity at September 30, 1998 and 1997.

                                                                     AGGREGATE
                                                                      CARRYING
   ISSUER                                                              AMOUNT
   ------                                                            ----------
   1998:
     Select Assets Trust 98B........................................ $9,752,987
     Met Lottery Trust 97LA.........................................  2,468,693
     Met Lottery Trust 97NA.........................................  1,805,419
   1997:
     Safeco Life Insurance Company.................................. $2,311,119
     Michigan State Agency..........................................  1,605,133
     Transamerica Occidental Insurance Company......................  1,489,019
     Metropolitan Life Insurance Company............................  1,289,871
     Allstate Life Insurance Company................................  1,255,758
     First Colony Life Insurance Company............................  1,088,952
     New York State Agency..........................................  1,013,265

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Aggregate amounts of contractual maturities of other receivables at their face amounts are as follows:

      Fiscal Year Ending
        September 30,
      ------------------
        1999........................................................ $ 5,531,000
        2000........................................................   4,836,000
        2001........................................................   4,542,000
        2002........................................................   4,043,000
        2003........................................................   4,333,000
        Thereafter..................................................  17,889,949
                                                                     -----------
          Total..................................................... $41,174,949
                                                                     ===========

7. DEFERRED COSTS:

  An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                           Annuity     Investment
                                         Acquisition  Certificates    Total
                                         -----------  ------------ -----------
   Balance, September 30, 1995.......... $ 2,755,523   $  826,679  $ 3,582,202
     Deferred during the period:
       Commissions......................     722,861      390,713    1,113,574
       Other expense....................     459,525      194,485      654,010
                                         -----------   ----------  -----------
     Total deferred costs...............   3,937,909    1,411,877    5,349,786
     Amortization during the period.....     (84,773)    (402,967)    (487,740)
                                         -----------   ----------  -----------
   Balance, September 30, 1996..........   3,853,136    1,008,910    4,862,046
     Deferred during the period:
       Commissions......................   2,517,323      434,795    2,952,118
       Other expense....................     555,961      216,655      772,616
                                         -----------   ----------  -----------
     Total deferred costs...............   6,926,420    1,660,360    8,586,780
     Amortization during the period.....    (422,386)    (529,695)    (952,081)
                                         -----------   ----------  -----------
   Balance, September 30, 1997..........   6,504,034    1,130,665    7,634,699
     Deferred during the period:
       Commissions......................   1,991,890      433,515    2,425,405
       Other expense....................     621,800      248,713      870,513
                                         -----------   ----------  -----------
     Total deferred costs...............   9,117,724    1,812,893   10,930,617
     Amortization during the period.....  (1,195,000)    (542,119)  (1,737,119)
                                         -----------   ----------  -----------
   Balance, September 30, 1998.......... $ 7,922,724   $1,270,774  $ 9,193,498
                                         ===========   ==========  ===========

  The amortization of deferred policy acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

8. ANNUITY RESERVES:

  Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from 4.7% to 8.1% during the year ended September 30, 1998, 5.0% to 9.9% during the year ended September 30, 1997 and 5.4% to 10.4% during the year ended September 30, 1996.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Beginning in fiscal 1997, OSL agreed to reinsure certain single premium deferred annuity contracts underwritten by Western. Annuity premiums received under this arrangement were approximately $25,449,000 and $28,007,000 during the years ended September 30, 1998 and 1997, respectively. The amount of deferred annuity contracts reinsured by OSL and included in annuity reserves totaled approximately $52,787,000 and $28,358,800 at September 30, 1998 and 1997, respectively.

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

  The net amount expensed by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1998, 1997 and 1996 were $119,000, $120,000 and $90,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1996. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1996 will be material to its financial condition or results of operations. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. At September 30, 1998 and 1997, an estimated future guaranty fund assessment of approximately $451,000 and $429,000, respectively, has been recorded, which is net of a 7% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $86,000 at September 30, 1998.

10. INVESTMENT CERTIFICATES:

  At September 30, 1998 and 1997, investment certificates consist of:

   ANNUAL INTEREST RATES                                   1998        1997
   ---------------------                                ----------- -----------
    6% to 7%........................................... $ 2,408,575 $   758,446
    7% to 8%...........................................   1,145,184   2,368,671
    8% to 9%...........................................  35,281,596  30,951,990
    9% to 10%..........................................  10,662,392  10,672,322
    10% to 11%.........................................     183,121     143,396
                                                        ----------- -----------
                                                         49,680,868  44,894,825
    Compound and accrued interest......................   6,213,225   5,512,166
                                                        ----------- -----------
    Totals............................................. $55,894,093 $50,406,991
                                                        =========== ===========

  The weighted average interest rate on outstanding investment certificates was approximately 8.4% and 8.5% at September 30, 1998 and 1997, respectively.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Investment certificates (including principal and compound and accrued interest) mature as follows:

   FISCAL YEAR ENDING
    SEPTEMBER 30,
   ------------------
     1999........................................................... $11,652,000
     2000...........................................................   8,027,000
     2001...........................................................  12,056,000
     2002...........................................................   8,438,000
     2003...........................................................   9,191,000
     Thereafter.....................................................   6,530,093
                                                                     -----------
     Total.......................................................... $55,894,093
                                                                     ===========

11. DEBT PAYABLE:

  At September 30, 1998 and 1997, debt payable consists of:

                                                                 1998     1997
                                                               -------- --------
   Real estate contracts and mortgage notes payable, interest rates ranging from 6.5% to 8.0%, due in installments
    through 2008, collateralized by senior liens on certain
    of the Company's real estate contracts, mortgage notes
    receivable and real estate held for sale.................  $183,105 $199,286
   Accrued interest payable..................................     1,316    1,706
                                                               -------- --------
                                                               $184,421 $200,992
                                                               ======== ========

  Aggregate amounts of principal and accrued interest due on debt payable are as follows:

   FISCAL YEAR ENDING
    SEPTEMBER 30,
   ------------------
   1999................................................................ $ 23,845
   2001................................................................   41,227
   Thereafter..........................................................  119,349
                                                                        --------
   Total............................................................... $184,421
                                                                        ========

12. INCOME TAXES:

  The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 is as follows:

   1998                                                   ASSETS   LIABILITIES
   ----                                                 ---------- -----------
   Guaranty fund assessments........................... $  146,550
   Annuity reserves....................................    588,801
   Management fee payable..............................            $   64,086
   Allowance for losses on real estate and
    receivables........................................    971,910
   Deferred policy acquisition costs...................             2,495,318
   Deferred contract acquisition costs and discount
    yield recognition..................................               753,098
   Net operating loss carryforwards....................    586,626
   Other...............................................               395,495
                                                        ---------- ----------
   Total deferred income taxes......................... $2,293,887 $3,707,997
                                                        ========== ==========

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

   1997                                                   ASSETS   LIABILITIES
   ----                                                 ---------- -----------
   Mark to market for investment securities............            $   33,542
   Guaranty fund assessments........................... $  145,848
   Annuity reserves....................................    784,934
   Management fee payable..............................               105,566
   Allowance for losses on real estate and
    receivables........................................    675,995
   Deferred policy acquisition costs...................             2,099,193
   Deferred contract acquisition costs and discount
    yield recognition..................................             1,108,556
   Net operating loss carryforwards....................    627,309
   Other...............................................               234,040
                                                        ---------- ----------
   Total deferred income taxes......................... $2,234,086 $3,580,897
                                                        ========== ==========

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

  At September 30, 1998, the Company's remaining net operating loss carryforwards of approximately $1,800,000 expire in years 2006 through 2012. Due to the Company's previous change in ownership, approximately $1,000,000 of these operating losses, representing those generated prior to the change in ownership, are subject to the provisions of Internal Revenue Code Section 382, which limits the annual utilization of net operating losses to approximately $200,000 per year plus any unused limitation carried over from the prior years.

  The components of the provision for income taxes for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                       1998     1997      1996
                                                     -------- --------  --------
   Current.......................................... $476,735 $206,173  $103,074
   Deferred.........................................   67,299  (79,268)  134,877
                                                     -------- --------  --------
                                                     $544,034 $126,905  $237,951
                                                     ======== ========  ========

  Following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 1998, 1997 and 1996.

                                   1998            1997            1996
                              ---------------  --------------  --------------
   Federal income tax at
    statutory rate........... $1,043,141   34% $ 672,569   34% $ 504,041   34%
   Affiliate corporate
    dividend received
    deduction................    (51,016)  (1)   (57,184)  (3)   (47,661)  (3)
   Small life insurance
    company deduction........   (481,602) (16)  (497,449) (25)  (225,669) (15)
   Other.....................     33,511    1      8,969           7,240
                              ----------  ---  ---------  ---  ---------  ---
   Income tax provision...... $  544,034   18% $ 126,905    6% $ 237,951   16%
                              ==========  ===  =========  ===  =========  ===

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

13. STOCKHOLDERS' EQUITY:

  A summary of preferred and common stock at September 30, 1998 and 1997 is as follows:

                                                 ISSUED AND OUTSTANDING SHARES
                                                -------------------------------
                             AUTHORIZED SHARES       1998            1997
                            ------------------- --------------- ---------------
                              1998      1997    SHARES  AMOUNT  SHARES  AMOUNT
                            --------- --------- ------ -------- ------ --------
   Registered preferred
    stock:
     Series S-1............   185,000   185,000 37,225 $372,246 37,022 $370,224
     Series S-2............   150,000   150,000  8,375   83,752  8,136   81,357
     Series S-RP...........    80,000    80,000  2,560   25,600  2,560   25,600
     Series S-3............   200,000   150,000 18,427  184,270  6,099   60,988
                            --------- --------- ------ -------- ------ --------
                              615,000   565,000 66,587 $665,868 53,817 $538,169
                            ========= ========= ====== ======== ====== ========
   Common stock............ 2,000,000 2,000,000 10,000 $100,000 10,000 $100,000
                            ========= ========= ====== ======== ====== ========

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

  Series S-1, S-2, S-3 and S-RP preferred stock have a par value of $10 per share and were or will be sold to the public at $100 per share. Series S-1, S-2, S-3 and S-RP shares are callable at the sole option of the board of directors at $100 per share.

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

14. STATUTORY ACCOUNTING:

  The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Selected differences between the statutory and the GAAP financial statements for the insurance subsidiaries as of and for the years ended September 30, 1998, 1997 and 1996, respectively, are as follows:

                                                       STATUTORY      GAAP
                                                      -----------  -----------
   Stockholders' equity:
     1998............................................ $16,159,565  $23,619,367
     1997............................................  11,804,030   16,614,551
     1996............................................   9,505,116   11,396,286
   Net income:
     1998............................................ $   901,562  $ 3,211,935
     1997............................................     160,293    2,409,260
     1996............................................     374,703    1,285,135
   Unassigned statutory surplus (deficit) and
    retained earnings (deficit):
     1998............................................ $  (847,875) $ 6,520,214
     1997............................................  (1,453,370)   3,308,279
     1996............................................  (1,002,284)   1,138,886

  The Idaho Insurance Code presently requires the life insurance subsidiary domiciled in the state of Idaho to maintain $1 million in common stock and $1 million in contributed surplus. The life insurance subsidiary domiciled in this state had an unassigned statutory surplus of approximately $574,000 at September 30, 1998 and thus, is currently not restricted from paying dividends.

  The Arizona Insurance Code presently requires the life insurance subsidiary domiciled in the state of Arizona to maintain $450,000 in common stock and contributed surplus. This life insurance subsidiary domiciled in this state had an unassigned statutory deficit of approximately $1,422,000 at September 30, 1998 and thus, is currently restricted from paying dividends.

  The National Association of Insurance Commissioners (the NAIC) currently is in the process of finalizing its project to codify statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which was adopted by the NAIC in 1998, will likely change, to some extent, prescribed statutory accounting practices that insurance enterprises use to prepare their statutory financial statements. The adoption of the codified statutory accounting practices could have a significant impact on the presentation of the Company's life insurance subsidiaries' statutory financial statements.

  The Insurance Department of the State of Idaho has agreed to allow OSL to capitalize the underwriting fees charged by Metropolitan and to amortize these fees as an adjustment of the yield on acquired receivables. Statutory accounting practices prescribed by the state of Idaho do not describe the accounting required for this type of transaction. As of September 30, 1998 and 1997, this permitted accounting practice increased statutory surplus by approximately $81,000 and $165,000, respectively, over what it would have been had prescribed practices disallowed this accounting treatment.

  The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the life insurance subsidiaries at September 30, 1998 was above the minimum standards.

15. SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

  Supplemental information on interest and income taxes paid during the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Interest paid.............................. $3,695,984 $2,864,831 $3,914,390
   Income taxes paid (refunded)...............    455,214    370,569    (62,591)

  Non-cash investing and financing activities of the Company during the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Assumption of other debt payable in
    conjunction with purchase of real estate
    contracts and mortgage notes receivable... $   16,942 $  171,435 $   26,823
   Real estate acquired through foreclosure...  2,555,076  2,256,460  1,474,233
   Receivables originated to facilitate the
    sale of real estate.......................  3,033,829    344,798  1,013,314
   Transfer of securities from available-for-
    sale to trading...........................             1,559,962
   Increase in assets and liabilities
    associated with purchase of subsidiaries:
     Held-to-maturity investment securities...                          493,695
     Other assets.............................                          268,044

16. BUSINESS SEGMENT REPORTING:

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

  Information about the Company's separate business segments and in total as of and for the years ended September 30, 1998, 1997 and 1996 is as follows:

                                                          1998
                                          -------------------------------------
                                                        PROPERTY
                                            PRIMARY    DEVELOPMENT
                                           OPERATIONS  OPERATIONS     TOTAL
                                          ------------ ----------- ------------
   Revenues.............................. $ 28,114,958 $1,850,589  $ 29,965,547
   Income from operations................    2,803,997    264,064     3,068,061
   Identifiable assets, net..............  206,197,347    396,887   206,594,234
   Depreciation and amortization.........    1,763,543      8,387     1,771,930
   Capital expenditures..................       17,061      7,094        24,155

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                                          1997
                                          -------------------------------------
                                                        PROPERTY
                                            PRIMARY    DEVELOPMENT
                                           OPERATIONS  OPERATIONS     TOTAL
                                          ------------ ----------- ------------
   Revenues.............................. $ 17,940,255 $1,845,207  $ 19,785,462
   Income from operations................    1,773,182    204,963     1,978,145
   Identifiable assets, net..............  165,696,627    657,443   166,354,070
   Depreciation and amortization.........      962,129      5,253       967,382
   Capital expenditures..................       29,599     21,369        50,968
                                                          1996
                                          -------------------------------------
                                                        PROPERTY
                                            PRIMARY    DEVELOPMENT
                                           OPERATIONS  OPERATIONS     TOTAL
                                          ------------ ----------- ------------
   Revenues.............................. $ 12,309,367 $2,047,082  $ 14,356,449
   Income from operations................    1,269,143    213,330     1,482,473
   Identifiable assets, net..............  116,817,327    449,353   117,266,680
   Depreciation and amortization.........      490,890      2,616       493,506
   Capital expenditures..................       26,063     47,528        73,591

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

17. RELATED-PARTY TRANSACTIONS:

  The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $891,000, $706,000 and $586,000 in the years ended September 30, 1998, 1997 and 1996, respectively, and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on the Company's behalf. Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.

  Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended September 30, 1998, 1997 and 1996:

                                               1998        1997        1996
                                            ----------- ----------- -----------
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments purchased through
    Metropolitan or affiliates............  $36,268,548 $63,980,678 $45,734,241
   Capitalized acquisition costs charged
    to the Company on purchased
    receivables, including management
    underwriting fees.....................      899,999   3,384,542   1,753,206
                                            ----------- ----------- -----------
   Total cost of receivables purchased
    through Metropolitan..................  $37,168,547 $67,365,220 $47,487,447
                                            =========== =========== ===========
   Real estate contracts and mortgage
    notes receivable and other receivable
    investments sold to Metropolitan or
    its affiliates........................  $ 9,350,960 $ 3,815,973
   Gains on real estate contracts and
    mortgage notes receivable and other
    receivable investments sold to
    Metropolitan or its affiliates........      749,085     103,947
   Service fees charged to Metropolitan
    for property development assistance...    1,844,026   1,845,207 $ 2,038,202
   Servicing and collection fees charged
    by a Metropolitan affiliate...........      500,832     341,000
   Commissions and service fees charged to
    Metropolitan on sale of Metropolitan's
    debentures and preferred stock........    2,448,075   1,307,110     369,080
   Note receivable from Metropolitan......    2,560,000
   Interest received on note receivable
    from Metropolitan.....................       80,028
   Dividends received on affiliated
    companies' stock investments..........      214,354     240,267     200,256
   Direct reinsurance premiums received
    from affiliate (Note 8)...............   25,448,538  28,006,722

  Receivables from Metropolitan or its affiliates of $10,985,805 and $870,255 at September 30, 1998 and 1997, respectively, represent amounts owed to the Company related primarily to collections on real estate contract and mortgage note receivables and reinsurance premiums due.

  The Company receives management, receivable acquisition and receivable collections services from Metropolitan for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by the Company. The Company pays, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the receivable is acquired. During the years ended September 30, 1998, 1997 and 1996, the Company incurred service fees for receivable acquisition from Metropolitan of approximately $900,000, $3,385,000 and $1,753,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

  MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .25% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES service fees charged to Metropolitan during the years ended September 30, 1998, 1997 and 1996 were approximately $2,448,000, $1,307,000 and $369,000, respectively.

  Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to Metropolitan for these services were approximately $1,844,000, $1,845,000 and $2,038,000 during the years ended September 30, 1998, 1997 and 1996, respectively.

  The Company's employees are included in the Metropolitan Mortgage & Securities Co., Inc. Retirement Savings Plan (the Plan), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has earned 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 50% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company has a net profit during the preceding fiscal year. For services performed, the contribution relating to the Company's employees was made by Metropolitan during the years ended September 30, 1998, 1997 and 1996.

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

    Investments in Affiliated Companies--Fair value is estimated by management to equal carrying amounts. The preferred shares are not publicly traded; however, preferred share dividends are paid at variable rates.

    Publicly Traded Investment Securities--Fair value is determined by quoted market prices.

    Non-Publicly Traded Investment Securities--Fair value is determined based upon quoted market prices for securities with similar characteristics and risks.

    Real Estate Contracts and Mortgage Notes Receivable--For receivables, the discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable. For residential mortgage notes receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data.

    Other Receivable Investments--The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

    Investment Certificates and Debt Payable--The fair value of investment certificates and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    The estimated fair values of the following financial instruments as of September 30, 1998 and 1997 are as follows:

                                                                1998
                                                      -------------------------
                                                        CARRYING
                                                        AMOUNTS     FAIR VALUE
                                                      ------------ ------------
   Financial assets:
     Cash and cash equivalents......................  $ 14,168,191 $ 14,168,191
     Investments:
       Affiliated companies.........................     4,522,425    4,522,425
       Trading securities...........................     6,049,823    6,049,823
       Available-for-sale securities................     5,356,652    5,356,652
       Held-to-maturity securities..................     2,005,209    2,018,282
     Real estate contracts and mortgage notes
      receivable....................................   123,107,744  135,190,084
     Other receivable investments...................    26,943,073   29,319,884
   Financial liabilities:
     Investment certificates--principal and compound
      interest......................................    55,037,297   55,934,405
     Debt payable--principal........................       183,105      186,090

18. FAIR VALUE OF FINANCIAL INSTRUMENTS:

                                                                1997
                                                      -------------------------
                                                        CARRYING
                                                        AMOUNTS     FAIR VALUE
                                                      ------------ ------------
   Financial assets:
     Cash and cash equivalents......................  $  8,461,101 $  8,461,101
     Investments:
       Affiliated companies.........................     4,522,425    4,522,425
       Trading securities...........................     1,743,836    1,743,836
       Available-for-sale securities................     5,959,470    5,959,470
       Held-to-maturity securities..................     7,241,209    7,206,543
     Real estate contracts and mortgage notes
      receivable....................................   103,082,874  107,809,335
     Other receivable investments...................    20,588,202   22,382,133
   Financial liabilities:
     Investment certificates--principal and compound
      interest......................................    49,627,286   52,714,599
     Debt payable--principal........................       199,286      211,684

  Limitations--The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

19. SUBSEQUENT EVENTS:

  On November 24, 1998, the Company participated in a securitization transaction with Metropolitan, its subsidiaries and its affiliates. The Company contributed real estate contracts and mortgage notes receivable with a face value of approximately $12,029,000 to the pool and realized a pre-tax gain of approximately $934,000.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  On December 29, 1998, the Company participated in a securitization transaction with Metropolitan. The Company contributed other receivables with an aggregate face value of approximately $24,792,000 to the pool and realized a pre-tax gain of approximately $546,000.

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS:

  The condensed balance sheets of Summit Securities, Inc. ("Summit" or the "parent company") at September 30, 1998 and 1997 are as follows:

                                                            1998        1997
                                                         ----------- -----------
                          ASSETS

   Cash and cash equivalents...........................  $ 1,814,803 $   803,669
   Investments.........................................    8,405,975   5,433,522
   Real estate contracts and mortgage notes receivable
    and other receivable investments, net..............   31,322,746  35,302,772
   Real estate held for sale, net (including foreclosed
    real estate received in satisfaction of debt of
    $918,903 and $639,158).............................    1,310,714   1,810,050
   Equity in subsidiary companies......................   19,911,362  13,838,358
   Deferred costs, net.................................    1,518,636   1,335,661
   Other assets, net...................................    1,995,748     557,096
   Deferred income taxes...............................      690,343     307,276
   Receivables from affiliates.........................      185,652
                                                         ----------- -----------
     Total assets......................................  $67,155,979 $59,388,404
                                                         =========== ===========

                       LIABILITIES

   Investment certificates and accrued interest........  $55,894,093 $50,406,991
   Debt payable........................................       38,811      56,453
   Accounts payable and accrued expenses...............      539,011     341,522
   Payable to affiliates...............................                  826,795
                                                         ----------- -----------
     Total liabilities.................................  $56,471,915 $51,631,761
                                                         =========== ===========

                   STOCKHOLDERS' EQUITY

   Preferred stock, $10 par (liquidation preference,
    $6,658,680 and $5,381,690).........................  $   665,868 $   538,169
   Common stock, $10 par...............................      100,000     100,000
   Additional paid-in capital..........................    4,405,604   3,326,007
   Retained earnings...................................    5,420,838   3,741,613
   Net unrealized gains on investments.................       91,754      50,854
                                                         ----------- -----------
     Total stockholders' equity........................   10,684,064   7,756,643
                                                         ----------- -----------
     Total liabilities and stockholders' equity........  $67,155,979 $59,388,404
                                                         =========== ===========

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Summit's condensed statements of income for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                              1998         1997        1996
                                           -----------  ----------  ----------
   Revenues:
     Interest and earned discounts.......  $ 4,194,680  $4,048,087  $4,006,818
     Dividends...........................      214,354     240,267     200,256
     Fees, commissions, service and other
      income.............................       78,773      95,751      83,375
     Real estate sales...................    4,333,321   1,342,030     434,500
     Net gains on investments and
      receivables........................      871,980     289,880     167,301
                                           -----------  ----------  ----------
       Total revenues....................    9,693,108   6,016,015   4,892,250
                                           ===========  ==========  ==========
   Expenses:
     Interest expense....................    4,768,082   4,269,214   3,710,164
     Cost of real estate sold............    4,487,903   1,443,014     479,038
     Provision for losses on real estate
      assets.............................      841,060     289,308       7,353
     Salaries and employee benefits......      116,134     107,941      70,368
     Other operating expenses............      877,382     844,978     665,204
                                           -----------  ----------  ----------
       Total expenses....................   11,090,561   6,954,455   4,932,127
                                           ===========  ==========  ==========
   Loss from operations before income
    taxes and equity in net income of
    subsidiaries.........................   (1,397,453)   (938,440)    (39,877)
   Income tax benefit....................      516,356     404,837      55,956
                                           -----------  ----------  ----------
   Income (loss) before equity in net
    income of subsidiaries...............     (881,097)   (533,603)     16,079
   Equity in net income of subsidiaries..    3,405,124   2,384,843   1,228,443
                                           -----------  ----------  ----------
   Net income............................  $ 2,524,027  $1,851,240  $1,244,522
                                           ===========  ==========  ==========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Summit's condensed statements of cash flows for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                           1998          1997          1996
                                        -----------  ------------  ------------
   Cash flows from operating
    activities:
     Net income.......................  $ 2,524,027  $  1,851,240  $  1,244,522
     Adjustments to reconcile net
      income to net cash from
      operating activities............   (3,092,688)   (1,230,286)   (2,343,987)
                                        -----------  ------------  ------------
       Net cash from operating
        activities....................     (568,661)      620,954    (1,099,465)
                                        -----------  ------------  ------------
   Cash flows from investing
    activities:
     Principal payments on real estate
      contracts and mortgage notes
      receivable and other receivable
      investments.....................    6,250,637     5,711,139     7,334,388
     Proceeds from sales of real
      estate contracts and mortgage
      notes receivable and other
      receivable investments..........    6,597,635     7,047,780    11,684,033
     Acquisition of real estate
      contracts and mortgage notes and
      other receivable investments....   (6,790,468)  (18,740,065)  (13,719,365)
     Proceeds from real estate sales..    1,299,492       768,695        37,323
     Purchase of investments..........                   (715,277)   (1,582,774)
     Additions to real estate held for
      sale............................   (3,048,240)   (1,910,347)     (211,464)
     Net change in investment in and
      advances to subsidiaries........   (7,085,451)      284,308    (6,819,434)
                                        -----------  ------------  ------------
       Net cash from investing
        activities....................   (2,776,395)   (7,553,767)   (3,277,293)
                                        -----------  ------------  ------------
   Cash flows from financing
    activities:
     Repayments to banks and others...      (17,249)      (14,719)      (93,016)
     Debt issuance costs..............     (775,095)     (651,450)     (662,402)
     Proceeds from issuance of
      investment certificates.........   14,168,688    13,262,761    13,291,967
     Repayments of investment
      certificates....................   (9,382,646)   (6,812,643)   (8,571,918)
     Contingent purchase price paid on
      subsidiary purchased from
      related party...................     (135,569)     (249,721)
     Issuance of preferred stock, net
      of redemptions..................    1,207,296     1,181,922       539,041
     Cash dividends...................     (709,235)     (446,560)     (333,606)
                                        -----------  ------------  ------------
       Net cash from financing
        activities....................    4,356,190     6,269,590     4,170,066
                                        -----------  ------------  ------------
   Net change in cash and cash
    equivalents.......................    1,011,134      (663,223)     (206,692)
   Cash and cash equivalents at
    beginning of year.................      803,669     1,466,892     1,673,584
                                        -----------  ------------  ------------
   Cash and cash equivalents at end of
    year..............................  $ 1,814,803  $    803,669  $  1,466,892
                                        ===========  ============  ============

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                      1998      1997     1996
                                                   ---------- -------- --------
   Receivables originated to facilitate the sale
    of real estate................................ $3,033,829 $573,335 $297,177
   Real estate acquired through foreclosure.......  1,157,640  834,620  901,175
   Assumption of debt payable in conjunction with
    acquisition of real estate contracts and
    mortgage notes receivable or foreclosure of
    real estate...................................              32,755   26,823
   Transfer of securities from available-for-sale
    to trading....................................             908,484

  Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

  At September 30, 1998 and 1997, Summit's debt payable consists of the following:

                                                                 1998    1997
                                                                ------- -------
   Real estate contracts and mortgage notes payable, interest rates ranging from 6.5% to 8.0%, due in installments
    through 2008; collateralized by senior liens on certain of the Company's real estate contracts, mortgage notes and
    real estate held for sale.................................. $38,338 $55,587
   Accrued interest payable....................................     473     866
                                                                ------- -------
                                                                $38,811 $56,453
                                                                ======= =======

  Aggregate amounts of principal and accrued interest due on the parent company's debt payable are expected to be as follows:

   FISCAL YEAR ENDING
    SEPTEMBER 30,
   ------------------
     1999............................................................... $ 1,613
     Thereafter.........................................................  37,198
                                                                         -------
                                                                         $38,811
                                                                         =======

  At September 30, 1998 and 1997, Summit's investment certificates consisted of the following:

   ANNUAL INTEREST RATES                                   1998        1997
   ---------------------                                ----------- -----------
     6% to 7%.......................................... $ 2,408,575 $   758,446
     7% to 8%..........................................   1,145,184   2,368,671
     8% to 9%..........................................  35,281,596  30,951,990
     9% to 10%.........................................  10,662,392  10,672,322
     10% to 11%........................................     183,121     143,396
                                                        ----------- -----------
                                                         49,680,868  44,894,825
     Compound and accrued interest.....................   6,213,225   5,512,166
                                                        ----------- -----------
                                                        $55,894,093 $50,406,991
                                                        =========== ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Maturities of the parent company's investment certificates are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     1999........................................................... $11,652,000
     2000...........................................................   8,027,000
     2001...........................................................  12,056,000
     2002...........................................................   8,438,000
     2003...........................................................   9,191,000
     Thereafter.....................................................   6,530,093
                                                                     -----------
                                                                     $55,894,093
                                                                     ===========

  Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                 1998       1997        1996
                                              ---------- ----------- -----------
   Real estate contracts, mortgage notes and
    other receivable investments purchased
    through Metropolitan or affiliates......  $4,230,050 $16,771,405 $12,098,944
   Contract acquisition costs charged to the
    Company on purchased real estate
    contracts, mortgage notes and other
    receivable investments, including
    management underwriting fees............     267,950     709,875     531,643
                                              ---------- ----------- -----------
   Total costs of real estate contracts,
    mortgage notes and other receivable
    investments purchased through
    Metropolitan............................  $4,498,000 $17,481,280 $12,630,587
                                              ========== =========== ===========
   Proceeds on sales of real estate
    contracts, mortgage notes and other
    receivable investments to Metropolitan
    affiliates..............................  $9,350,960 $ 4,054,130 $   555,633
   Realized net gains on sale of receivables
    to Metropolitan affiliates..............     749,085      59,251         --
   Dividends received on affiliated
    companies' stock investments............     214,354     240,267     200,256
   Note receivable from Metropolitan........   2,560,000
   Interest received on note receivable from
    Metropolitan............................      80,078
   Servicing and collection fees charged by
    a Metropolitan affiliate................     224,064

                                                                      SCHEDULE I

                            SUMMIT SECURITIES, INC.

        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                               September 30, 1998

               Column A                   Column B    Column C      Column D
               --------                 ------------ ----------- --------------
                                                                   Amount At
                                         Amortized     Market    Which Shown On
          Type of Investments               Cost        Value    Balance Sheet
          -------------------           ------------ ----------- --------------
FIXED MATURITIES
Investments:
  U.S. Government and Government
   Agencies and Authorities............ $  6,003,770 $ 6,136,406  $  6,123,333
  Mortgage Backed Bonds................    6,811,668   7,288,351     7,288,351
                                        ------------ -----------  ------------
TOTAL FIXED MATURITIES................. $ 12,815,438 $13,424,757  $ 13,424,757
                                        ============ ===========  ============
Real Estate Contracts and Mortgage
 Notes Receivables..................... $121,780,402              $121,780,402
                                        ============              ============
Other Investment Receivables........... $ 26,943,073              $ 26,943,073
                                        ============              ============
Real Estate Held for Sale.............. $  2,645,773              $  2,645,773
                                        ============              ============
Other Assets-Policy Loans.............. $      8,097              $      8,097
                                        ============              ============
TOTAL INVESTMENTS...................... $164,192,783              $164,192,783
                                        ============              ============

                                                                     SCHEDULE II

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended September 30, 1998, 1997, and 1996

                                             Additions   Deductions
                                            (Reductions)     and
                                 Balance at  Charged to   Accounts    Balance
                                 Beginning   Costs and   Written Off   at End
          Description             of Year     Expenses   (Recovery)   of Year
          -----------            ---------- ------------ ----------- ----------
Allowance for losses deducted
 from real estate contracts and
 mortgage notes receivable on
 balance sheet
  1998.........................  $1,153,278  $1,243,044   $553,267   $1,843,055
  1997.........................     974,487     386,525    207,734    1,153,278
  1996.........................     765,130     212,600      3,243      974,487
Allowance for losses deducted
 from real estate held for sale
 on balance sheet
  1998.........................  $  457,427  $  556,129   $395,802   $  617,754
  1997.........................     206,785     599,910    349,268      457,427
  1996.........................      91,139     277,482    161,836      206,785
Allowance for losses on
 accounts and notes receivable
 deducted from other assets on
 balance sheet
  1998.........................  $   22,375  $    9,500   $     --   $   31,875
  1997.........................      10,375       9,500     (2,500)      22,375
  1996.........................         408      12,000      2,033       10,375

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                           Future Policy
                                Deferred      Benefits                 Other
                                 Policy    Losses, Claims          Policy Claims
                               Acquisition    and Loss    Unearned  and Benefits
                                  Cost        Expenses    Premiums    Payable
                               ----------- -------------- -------- -------------
September 30, 1998
   Annuities.................. $7,922,724   $136,362,403   $ --        $ --
September 30, 1997
   Annuities.................. $6,504,034   $105,339,688   $ --        $ --
September 30, 1996
   Annuities.................. $3,853,136   $ 62,439,855   $ --        $ --

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                Benefits  Amortization
                                                 Claims   of Deferred
                                       Net     Losses and    Policy      Other
                          Premium  Investment  Settlement Acquisition  Operating
                          Revenue    Income     Expenses      Costs    Expenses
                          -------- ----------- ---------- ------------ ---------
September 30, 1998
   Annuities............. $148,958 $21,568,306 $6,953,757  $1,195,000  $417,042
September 30, 1997
   Annuities............. $111,999 $ 8,555,418 $5,071,732  $  422,386  $295,114
September 30, 1996
   Annuities............. $ 45,348 $ 5,163,811 $3,702,324  $   84,773  $345,892

                                                                    SCHEDULE IV
                                                                    Page 1 of 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                              September 30, 1998

  Less than 1% of the contracts are subject to variable interest rates. Interest rates range from 0% to 19% with rates principally (71% of face value) within the range of 8% to 12%. The following table segregates the Consolidated Group's Receivable portfolio by type, size, and lien position.

                                                                                        Non     Number of
                                      Interest     Carrying   Delinquent  Number of   Accrual      Non
                          Number of     Rates     Amount of   Principal  Delinquent  Principal   Accrual
      Description        Receivables Principally Receivables    Amount   Receivables  Amount   Receivables
      -----------        ----------- ----------- ------------ ---------- ----------- --------- -----------
RESIDENTIAL
First Mortgage greater
 than $75,000...........     116         7-10%   $ 18,550,671 $1,351,289       7        --         --
First Mortgage greater
 than $40,000...........     276         7-10%     15,703,404    998,383      19        --         --
First Mortgage less
 than $40,000...........     568         8-12%     12,307,560    417,260      19        --         --
Second or Lower greater
 than $75,000...........       8         8-12%      1,010,378        --      --         --         --
Second or Lower greater
 than $40,000...........      31         8-10%      1,734,344     85,762       2        --         --
Second or Lower less
 than $40,000...........     157         8-11%      3,259,829     66,406       5        --         --
COMMERCIAL
First Mortgage greater
 than $75,000...........     123         8-13%     47,777,727  1,052,781       5        --         --
First Mortgage greater
 than $40,000...........      51         8-10%      3,161,885    111,797       2        --         --
First Mortgage less
 than $40,000...........      76         8-18%      1,277,752        --      --         --         --
Second or Lower greater
 than $75,000...........       9        10-15%      2,484,904        --      --         --         --
Second or Lower greater
 than $40,000...........       8         9-11%        474,404    170,674       3        --         --
Second or Lower less
 than $40,000...........      13        10-11%        298,089        --      --         --         --
FARM, LAND AND OTHER
First Mortgage greater
 than $75,000...........      36         8-12%     10,201,534        --      --         --         --
First Mortgage greater
 than $40,000...........      37         8-10%      2,137,455     72,050       1        --         --
First Mortgage less
 than $40,000...........     881         8-12%      7,261,547    128,792      12        --         --
Second or Lower greater
 than $75,000...........       1         8-10%        201,014    186,406       1        --         --
Second or Lower greater
 than $40,000...........       2         9-12%        109,886        --      --         --         --
Second or Lower less
 than $40,000...........      10         8-10%        198,064        --      --         --         --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                           (5,042,703)
Accrued Interest
 Receivable.............                              515,713
Allowance for Losses....                           (1,843,055)
                                                 ------------ ----------
CARRYING VALUE..........                         $121,780,402 $4,641,000
                                                 ============ ==========

  The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

                                                                     SCHEDULE IV
                                                                     Page 2 of 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                               September 30, 1998

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                         Residential Commercial    Farm, Land,
                          Principal   Principal  Other Principal Total Principal
                         ----------- ----------- --------------- ---------------
October 1998--September
 2001................... $ 9,669,524 $29,930,719   $ 9,142,530    $ 48,742,773
October 2001--September
 2003...................   6,802,800   7,399,990     2,053,363      16,256,153
October 2003--September
 2005...................   5,311,275   6,873,094     4,727,787      16,912,156
October 2005--September
 2008...................   9,084,129   4,998,753     1,264,013      15,346,895
October 2008--September
 2013...................  10,648,215   3,947,295     1,128,836      15,724,346
October 2013--September
 2018...................   5,316,004     674,323     1,253,091       7,243,418
October 2018--
 Thereafter.............   5,734,239   1,650,585       539,880       7,924,706
                         ----------- -----------   -----------    ------------
                         $52,566,186 $55,474,761   $20,109,500    $128,150,447
                         =========== ===========   ===========    ============

                                                                     SCHEDULE IV
                                                                     Page 3 of 3

                            SUMMIT SECURITIES, INC.
                         MORTGAGE LOANS ON REAL ESTATE

                               September 30, 1998

                                            For the Years Ended September 30,
                                          -------------------------------------
                                              1998         1997        1996
                                          ------------ ------------ -----------
Balance at beginning of period........... $103,623,728 $ 80,008,753 $60,117,219
                                          ------------ ------------ -----------
Additions during period
  New Receivables--cash..................   58,146,826   59,193,794  40,100,330
  Loans to facilitate the sale of real
   estate held--non cash.................    3,033,829      344,798   1,013,314
  Assumption of other debt payable in
   conjunction with acquisition of new
   Receivables--non cash.................       16,942      171,435      26,823
  Increase in accrued interest...........      731,102          --    1,005,273
                                          ------------ ------------ -----------
Total additions..........................   61,928,699   59,710,027  42,145,740
                                          ------------ ------------ -----------
Deductions during period
  Collections of principal--cash.........   18,781,579   13,034,662  13,874,707
  Cost of Receivables sold...............   21,306,086   20,297,105   6,711,562
  Foreclosures--non cash.................    2,994,583    2,426,690   1,458,580
  Decrease in accrued interest...........          --       157,804         --
  Increase in allowances for losses......      689,777      178,791     209,357
                                          ------------ ------------ -----------
Total deductions.........................   43,772,025   36,095,052  22,254,206
                                          ------------ ------------ -----------
Balance at end of period................. $121,780,402 $103,623,728 $80,008,753
                                          ============ ============ ===========