Form 10-Q
period 1998-12-31
SUMMIT SECURITIES INC /ID/
filed 1999-02-22
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended December 31, 1998

                              OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      For the transition period from ____________ to ____________

               Commission file number 33-36775

                     SUMMIT SECURITIES, INC.
      (Exact name of registrant as specified in its charter)

             IDAHO                              82-0438135
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       601 W. 1st AVENUE AVENUE, SPOKANE, WASHINGTON   99201
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

      Common: 10,000    shares at January 31, 1999.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of December 31, 1998 and September 30, 1998 (unaudited)

      Condensed Consolidated Statements of Income
      Three Months Ended December 31, 1998 and 1997 (unaudited)

      Consolidated Statements of Comprehensive Income
      Three Months Ended December 31, 1998 and 1997 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Three Months Ended December 31, 1998 and 1997 (unaudited)

      Notes to Condensed Consolidated Financial Statements




                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           December 31,     September 30,
                                               1998              1998
                                          ______________    ______________
ASSETS
  Cash and cash equivalents                $ 59,728,457      $ 14,168,191
  Investments in affiliated company           4,522,425         4,522,425
  Trading securities, at market              20,775,923         6,049,823
  Available-for-sale securities, at          10,931,622         5,356,652
    Market
  Held-to-maturity securities, at
    Amortized cost (market value:
    $2,012,110 and $2,018,282)                2,003,896         2,005,209
  Real estate contracts and mortgage
    notes and other receivables, net
    of unrealized discounts and
    allowances for losses                   134,741,967       148,723,475
  Real estate held for sale                   2,791,199         2,645,773
  Deferred acquisition costs, net            10,600,452         9,193,498
  Other assets, net                           1,942,296        13,929,188
                                          ______________    ______________
TOTAL ASSETS                               $248,038,237      $206,594,234
                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Annuity reserves                       $171,870,039      $136,362,403
    Investment certificates and accrued
      interest                               60,263,016        55,894,093
    Debt payable                                187,508           184,421
    Accounts payable and accrued
      expenses                                1,853,231         2,055,143
    Deferred income taxes                     1,585,503         1,414,110
                                          ______________    ______________
    TOTAL LIABILITIES                       235,759,297       195,910,170
                                          ______________    ______________
  STOCKHOLDERS' EQUITY
    Common stock, $10 par value,
      2,000,000 shares authorized:
      10,000 shares issued and
      outstanding                               100,000           100,000
    Preferred stock, $10 par value,
      10,000,000 shares authorized,
      75,487 and 66,587 shares issued
      and outstanding (liquidation
      preference $7,548,730 and
      $6,658,680, respectively)                 754,873           665,868
    Additional paid-in capital                5,156,172         4,405,604
    Retained earnings                         6,147,228         5,420,838
    Accumulated other comprehensive
      income                                    120,667            91,754
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY               12,278,940        10,684,064
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $248,038,237      $206,594,234
                                          ==============    ==============

      The accompanying notes are an integral part of the condensed consolidated financial statements.
                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1998             1997
                                             ____________     ____________
REVENUES
  Interest and earned discounts              $  5,194,109     $  3,983,119
  Annuity fees and charges                         21,752           39,787
  Realized investment gains (losses)              (53,222)         188,442
  Realized net gains on sales of
    Receivables                                 1,491,686          626,164
  Real estate sales                               849,066        1,465,728
  Dividend income                                  47,359           67,738
  Fees, commissions, service and other
    Income                                        887,307        1,068,775
                                             ____________     ____________
    TOTAL REVENUES                              8,438,057        7,439,753
                                             ____________     ____________
EXPENSES
  Annuity benefits                              2,527,670        1,689,865
  Interest                                      1,317,861        1,166,370
  Cost of real estate sold                        832,356        1,638,565
  Provision for losses on real estate
    contracts and real estate held                517,789          399,786
  Salaries and employee benefits                  602,859          509,397
  Commissions to agents                         2,059,323          729,430
  Other operating and underwriting
    Expenses                                      796,541          561,740
  Less increase in deferred
    Acquisition costs                          (1,307,736)        (115,484)
                                             ____________     ____________
    TOTAL EXPENSES                              7,346,663        6,579,669
                                             ____________     ____________
Income before income taxes                      1,091,394          860,084
Provision for income taxes                       (226,953)        (200,039)
                                             ____________     ____________
NET INCOME                                        864,441          660,045
Preferred stock dividends                        (138,051)        (122,477)
                                             ____________     ____________
Income applicable to common stockholders     $    726,390     $    537,568
                                             ============     ============
Basic and diluted income per share
applicable to common shareholder             $      72.64     $      53.76

Weighted average number of shares of common        10,000           10,000
stock outstanding


      The accompanying notes are an integral part of the condensed consolidated financial statements.
                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                  Three Months Ended
                                                     December 31,
                                                 1998             1997
                                             ____________     ____________

  NET INCOME                                 $    864,441     $    660,045

  OTHER COMPREHENSIVE INCOME (LOSS), BEFORE
    INCOME TAXES:
Change in unrealized gains (losses) on
investments                                        33,582           (7,378)
Less deferred income tax provision                  4,669           (1,697)
(benefit)
                                             ____________     ____________
  Net other comprehensive income (loss)            28,913           (5,681)
                                             ____________     ____________
  Comprehensive income                       $    893,354     $    654,364
                                             ============     ============


      The accompanying notes are an integral part of the condensed consolidated financial statements.
                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                          Three Months Ended December 31,
                                               1998              1997
                                          ______________    ______________
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $   (1,122,833)   $    1,239,713
                                          ______________    ______________
Cash flows from investing activities:
  Proceeds from sales of available-for-
    sale investments                           2,991,773           141,412
  Purchase of available-for-sale
    investments                               (8,673,819)
  Proceeds from maturities of available
    for sale investments                         152,558
  Principal payments on real estate
    contracts and mortgage notes and
    other receivables                          5,084,293         6,893,644
  Purchase of real estate contracts
    and mortgage notes and other
    receivables                              (42,556,419)      (17,300,867)
  Proceeds from real estate sales                412,057           766,299
  Additions to real estate held for sale        (479,371)         (886,723)
  Proceeds from sale of receivables           52,291,885         9,463,153
                                          ______________    ______________
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                     9,222,957          (923,082)
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts from annuity products               6,327,029         4,091,269
  Withdrawals of annuity products             (3,390,210)       (3,561,201)
  Redemption and retirement of
    preferred stock                                 (332)
  Proceeds from issuance of investment
    certificates                               6,011,303         1,925,930
  Repayment of investment certificates        (1,985,937)       (1,526,023)
  Repayment to banks and others                     (259)             (571)
  Debt issuance costs                           (248,141)          (74,358)
  Issuance of preferred stock                    839,905           143,801
  Reinsurance of annuity products
    to reinsurers                             30,044,835
  Cash dividends on preferred stock             (138,051)         (122,477)
                                          ______________    ______________
    NET CASH PROVIDED BY
      FINANCING ACTIVITIES                    37,460,142           876,370
                                          ______________    ______________
Net increase in cash and cash equivalents     45,560,266         1,193,001
Cash and cash equivalents, beginning
  of period                                   14,168,191         8,461,101
                                          ______________    ______________
CASH AND CASH EQUIVALENTS, END OF PERIOD  $   59,728,457    $    9,654,102
                                          ______________    ______________
                                          ==============    ==============





NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Assumption of other debt payable in
    conjunction with purchase of real
    estate contracts and mortgage notes                     $       16,942
  Real estate acquired through
    foreclosure                           $      790,327           385,920
  Receivables originated to facilitate
    the sale of real estate                      437,009           699,429

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and changes in cash flows for the three months ended December 31, 1998 and 1997. The results of operations for the three month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1998 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $5,500,000 at December 31, 1998 and $4,641,000 at September 30, 1998.

3. Summit Securities, Inc. had no outstanding material legal proceedings other than normal proceedings associated with receivable foreclosures.

4. In November, 1998, the Company and its subsidiaries, and with Metropolitan Mortgage & Securities Co., Inc (Metropolitan), its former parent company, and Metropolitan subsidiaries participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $12.0 million provided by the Company and its subsidiaries, were sold in the securitization. The Company and its subsidiaries recorded approximately $934,000 in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $16.0 million provided by the Company, were sold in the securitization. The Company recorded approximately $546,000 in pre-tax gains from their portion of the sale.

5. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Significant First Quarter Transactions:

        In November 1998 and December 1998, the Company entered into securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. In November 1998 and December 1998, proceeds from the securitization transactions were approximately $12.3 million and $16.5 million and resulted in gains of approximately $934,000 and $546,000, respectively. The November 1998 gain included approximately $78,000 associated with the estimated fair value of the mortgage servicing rights retained on the pool. The servicing rights associated with the securitization transaction were subsequently sold to an affiliated entity at the Company's carrying value.

       OSL has entered into two separate reinsurance agreements with Western United Life Assurance Company (Western United), a company affiliated through common control. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western United reinsured 75% of the risk on six different annuity products through OSL. The second of the two agreements became effective July 1, 1998 and continues to remain in effect. Under this second agreement, Western United reinsured 75% of the risk on 15 different annuity products through OSL. Western United received ceding allowances equal to actual commission plus 1.5% of the premium. The reserves on deferred annuity contracts reinsured through OSL totaled approximately $84.1 million at December 31, 1998.

Financial Condition and Liquidity:

       As of December 31, 1998, the Company had cash or cash equivalents of approximately $59.7 million and liquid investments (trading or available-for-sale securities) of $31.7 million compared to $14.2 million in cash and cash equivalents and $11.4 million in liquid investments at September 30, 1998. Management anticipates that cash generated from operations, and cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. During the three months ended December 31, 1998, funds used in operating activities totaled $1.1 million. Funds provided by financing activities were $37.5 million, which included a $33.0 million net cash inflow from annuity products, including reinsurance transactions, a $4.9 million net cash inflow from the sale of preferred stock and investment certificates, less repayments, which were offset by payments of preferred stock dividends of $138,000 and debt issuance costs incurred of $248,000. Funds provided by investing activities were $9.2 million, which included $3.1 million net cash inflow from investment maturities and sales, $57.4 million net cash inflow from sales proceeds and collections of receivables and $412,000 net cash inflow from real estate sales, which were used to fund new receivable acquisitions of $42.6 million, purchase of available-for-sale investments of $8.7 million and additions to real estate held of $479,000.

       The receivable portfolio totaled $134.7 million at December 31, 1998 compared to $148.7 million at September 30, 1998. During the three months ended December 31, 1998, the change resulted from the acquisition of receivables totaling $42.6 million plus an additional $437,000 in loans to facilitate the sale of real estate being fully offset by the sale and removal of the cost basis of receivables and collections of principal aggregating $56.4 million and $790,000 in reductions due to foreclosed receivables. Real estate held for sale totaled approximately $2.0 million at both December 31, 1998 and September 30, 1998.

       Insurance annuity reserves totaled $171.9 million at December 31, 1998 as compared to $136.4 million at September 30, 1998. The increase of $35.5 million for the three months ended December 31, 1998 resulted from credited earnings of $2.5 million plus a $33.0 million net cash inflow from sales of annuity products, as receipts, including reinsurance transactions, of $37.1 million exceeded the $4.1 million in withdrawals. The Company had outstanding investment certificate liabilities of $60.3 million at December 31, 1998, compared to $55.9 million at September 30, 1998. For the three months ended December 31, 1998, net cash inflow from issuance less maturities of debentures was $4.0 million plus an additional $344,000 increase in credited interest held.

       Total assets were $248.0 million at December 31, 1998 as compared to $206.6 million at September 30, 1998. Total liabilities were $235.8 million at December 31, 1998 compared to $195.9 million at September 30, 1998. Total stockholders' equity was $12.3 million or 5.0% of total assets at December 31, 1998, as compared to $10.7 million or 5.2% of total assets at September 30, 1998.

Results of Operations:

       Income available to common stockholder was $726,000 on revenues of approximately $8.4 million for the three months ended December 31, 1998. For the similar period in the prior year, the Company reported income available to common stockholder of $538,000 on revenues of approximately $7.4 million.

       Income for the comparative three month periods has increased as result of improvements from (1) an increased spread between interest sensitive income and interest sensitive expense, due principally to increases in the investment and receivable portfolios, and (2) an increase in gains from the sale of receivables and real estate. These increases were partially offset by (1) a decrease in fees, commissions and service revenues, (2) a loss from the mark-to-market adjustments on trading securities, (3) an increase in other operating expenses, including deferred acquisition costs and related amortization, and (4) an increase in the provision for losses on receivables and other real estate assets.

       For the three months ended December 31, 1998, the net interest spread was $1.4 million while in the prior year's period the net spread was $1.2 million. The increase of $200,000 is the result of additional investments in both the investment and receivable portfolios coupled with a slight decrease in both the weighted average interest rates on the outstanding Investment Certificates issued by the Company and insurance annuity funds generated by OSL and OWAL.

       During the three months ended December 31, 1998, the Company realized gains on the sale of real estate of $17,000 and gains on the sale of receivables of $1.5 million. In the prior year's period, the Company realized losses from the sales of real estate of $173,000 and gains from the sale of receivables of $626,000. The current year's gain on the sale of receivables is related to the Company's participation in receivable securitizations in November and December 1998. The prior year's gain resulted primarily from the sale of receivables to Western United in a whole loan sale transaction. Current year's real estate sales, including its Hawaii timeshare sales, were at an approximate breakeven basis, while prior year's sales, primarily timeshare sales in Hawaii, were generally recorded at a loss. In December
1996, Summit purchased 733 weekly intervals in Pono Kai Resort, an existing timeshare development located on the island of Kauai in Hawaii. Sales operations commenced in September 1997. During the three months ended December 31, 1997, total sales were $750,000 while cost of sales totaled $963,000. The loss of $213,000 was primarily the result of start up costs related to the timeshare interval sales program.

       During the three months ended December 31, 1998, the Company generated approximately $887,000 of fee revenues while incurring $2.2 million in salaries, commissions and other operating expenses less increases in deferred acquisition costs. In the prior year, the Company realized $1.1 million of fee revenues offset by $1.7 million of other costs. This increased net cost, of approximately $700,000, is primarily the result of increased costs associated with its insurance operations and reduced fees generated by its property development and broker dealer subsidiaries.

       In conjunction with increased investments in its receivable portfolio, along with the valuation of foreclosed real estate, the Company provided for loss on receivables and real estate assets of $518,000 in the current year's period as compared to $400,000 in the prior year's period.

New Accounting Rules:

       In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for the financial statement, but requires an enterprise to display an amount representing total comprehensive income for the period in the financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 as of October 1, 1998. The application of SFAS 130 did not have a material effect on the Company's net income or stockholders' equity. The Statement of Comprehensive Income for the three months ended December 31, 1998 has been presented to conform to SFAS 130.

       In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS
131) was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business
Enterprise," but retains the requirement to report information about major customers. The Company adopted this standard as of October 1, 1998; however, this standard does not require interim period disclosures in the initial year of adoption.

      In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Consolidated Group does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

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

      Inventory - Identify all internal and external systems and services that may utilize date sensitive information.

      Assessment - Determine whether each system or service meets the Consolidated Group's definition of Year 2000 Compliance and assess the potential business impact of non-compliance.

      Renovation - Modify and/or replace any systems or services that do not satisfy the Consolidated Group's definition of Year 2000 Compliance.

      Certification - Obtain certification that each system or service meets the definition of compliance.

      Training - Develop and implement any training and procedural changes to ensure correct data-entry.

      Contingency Planning - Develop and implement contingency plans against possible failures.

      The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously, therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally meets weekly to coordinate its efforts as well as to monitor progress.

      The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group intends to engage a third party to provide an external evaluation of its Year 2000 plan and the status of the preparations of the Consolidated Group at that time.

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

      Expected Costs of Remediation

      Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates had developed a Year 2000 budget of approximately $1.3 million for the fiscal year commencing October 1, 1998. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

      unavailability of electrical power or telecommunication systems supplied by third parties;

      inability of obligors on the Receivables to access their funds to make required payments;

      inability of the mail systems or wire transfer systems performed by third parties to deliver such payments;

      inability of banks to process those payments;

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

      Contingency Plans

The Consolidated Group has commenced the development of a contingency plan but has not finalized such a plan to date. Development of contingency plans for mission critical items is the first and top priority of the contingency planning phase. Where appropriate and feasible, the plan will also address alternatives for internally developed systems as well as externally developed ones, and will include steps to implement transition to an alternative system. The plan will include trigger dates for implementing alternative solutions prior to the Year 2000, where system testing or third party documentation indicates that a system is not and will not be compliant. There can be no assurance that this contingency plan, or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Consolidated Group is in a "liability sensitive" position in that it interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

      The Company believes that there has not been a material change in its market risk since the end of its last fiscal year.

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

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 22nd day of February 1999 on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ TOM TURNER
            ______________________________________________
            Tom Turner
            President/Director

            /s/ STEVE CROOKS
            ______________________________________________
            Steve Crooks
            Principal Accounting Officer
            Principal Financial Officer