Form 10-Q
period 1999-03-31
SUMMIT SECURITIES INC /ID/
filed 1999-05-19
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999

                              OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________

               Commission file number 33-36775

                     SUMMIT SECURITIES, INC.
      (Exact name of registrant as specified in its charter)

             IDAHO                              82-0438135
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)

       601 W. 1st AVENUE, SPOKANE, WASHINGTON        99201
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

     Common: 10,000 shares at April 30, 1999.

                     SUMMIT SECURITIES, INC.
                              INDEX

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
     As of March 31, 1999 and September 30, 1998 (unaudited)

     Condensed Consolidated Statements of Income
     Three  Months and Six Months Ended March 31, 1999  and  1998
      (unaudited)

     Consolidated Statement of Comprehensive Income (Loss)
     Three   and  Six  Months  Ended  March  31,  1999  and  1998
      (Unaudited)

     Condensed Consolidated Statements of Cash Flows
     Six Months Ended March 31, 1999 and 1998 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

            SUMMIT SECURITIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                                     March 31,    September 30,
                                        1999           1998
                                   _____________  _____________
                                   _              _
ASSETS
 Cash and cash equivalents          $ 17,771,169   $ 14,168,191
 Investments in affiliated             4,522,425      4,522,425
company
 Trading securities, at market        11,853,156      6,049,823
 Available-for-sale securities,
at                                    75,682,947      5,356,652
   market
 Held-to-maturity securities, at
   amortized cost (market value:
   $1,507,188 and $2,018,282)          1,502,396      2,005,209
 Real estate contracts and
mortgage
   notes and other receivables,
net                                  131,799,258    148,723,475
   of unrealized discounts and
   allowances for losses
 Real estate held for sale             2,813,026      2,645,773
 Deferred acquisition costs, net      10,702,269      9,193,498
 Other assets, net                     3,846,488     13,929,188
                                   _____________  _____________
                                   _              _
TOTAL ASSETS                        $260,493,134   $206,594,234
                                   =============  =============
                                   =              =

LIABILITIES AND STOCKHOLDERS'
EQUITY
 LIABILITIES
   Annuity reserves                 $180,365,418   $136,362,403
   Investment certificates and
accrued                               64,562,382     55,894,093
     interest
   Debt payable                          206,852        184,421
   Accounts payable and accrued
     expenses                          1,066,263      2,055,143
   Deferred income taxes                 873,130      1,414,110
                                   _____________  _____________
                                   _              _
   TOTAL LIABILITIES                 247,074,045    195,910,170
                                   _____________  _____________
                                   _              _
 STOCKHOLDERS' EQUITY
   Common stock, $10 par value,
     2,000,000 shares authorized:
     10,000 shares issued and
     outstanding                         100,000        100,000
   Preferred stock, $10 par
value,
     10,000,000 shares
authorized,
     91,084 and 66,587 shares
issued                                   898,650        665,868
     and outstanding (liquidation
     preference $9,108,380 and
     $6,658,680, respectively)
   Additional paid-in capital          6,366,553      4,405,604
   Retained earnings                   6,548,150      5,420,838
   Accumulated other
comprehensive                                            91,754
     income (loss)                 (494,264)
                                   _____________  _____________
                                   _              _
   TOTAL STOCKHOLDERS' EQUITY         13,419,089     10,684,064
                                   _____________  _____________
                                   _              _
   TOTAL LIABILITIES AND
STOCKHOLDERS'                       $260,493,134   $206,594,234
     EQUITY
                                   =============  =============
                                   =              =

     The accompanying notes are an integral part of the condensed consolidated financial statements.


                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                              March 31,                 March 31,
                                         1999          1998          1999         1998
                                      ___________  ____________ ____________   __________
                                      _                                        __
REVENUES
 Interest and earned discounts        $            $  4,084,008 $ 10,915,512   $
                                      5,721,403                                8,067,127
 Annuity fees and charges                                38,346       52,680
                                      30,928                                   78,133
 Realized investment gains                              157,886       49,454
                                      102,676                                  346,328
 Realized net gains (losses) on
sales of                                                           1,978,730
   receivables                        487,044      (11,110)                    615,054
 Real estate sales                                    1,156,908    1,827,676
                                      978,610                                  2,622,636
 Dividend income                                         45,491      102,389
                                      55,030                                   113,229
 Fees, commissions, service and
other                                                 1,430,289    1,813,796
   Income                             926,489                                  2,499,064
                                      ___________  ____________ ____________   __________
                                      _                                        __
   TOTAL REVENUES                                     6,901,818   16,740,237
                                      8,302,180                                14,341,571
                                      ___________  ____________ ____________   __________
                                      _                                        __
EXPENSES
 Annuity benefits                                     1,682,759    4,908,194
                                      2,380,524                                3,372,624
 Interest                                             1,151,524    2,729,963
                                      1,412,102                                2,317,894
 Cost of real estate sold                               921,572    1,846,417
                                      1,014,061                                2,560,137
 Provision for losses on real
estate                                                  548,280    1,167,951
   contracts and real estate held     650,162                                  948,066
 Salaries and employee benefits                         528,879    1,191,662
                                      588,803                                  1,038,276
 Commissions to agents                                1,103,796    2,855,896
                                      796,573                                  1,833,226
 Other operating and underwriting
   expenses                                             373,705    1,588,802
                                      792,261                                  935,445
 (Increase) decrease in deferred
   acquisition costs                                              (1,235,855)
                                      71,881       (177,327)                   (292,811)
                                      ___________  ____________ ____________   __________
                                      _                                        __
   TOTAL EXPENSES                                     6,133,188   15,053,030
                                      7,706,367                                12,712,857
                                      ___________  ____________ ____________   __________
                                      _                                        __
Income before income taxes                              768,630    1,687,207
                                      595,813                                  1,628,714
Provision for income taxes                                          (256,824)
                                      (29,871)     (172,822)                   (372,861)
                                      ___________  ____________ ____________   __________
                                      _                                        __
NET INCOME                                              595,808    1,430,383
                                      565,942                                  1,255,853
Preferred stock dividends                                           (303,071)
                                      (165,020)    (119,786)                   (242,264)
                                      ___________  ____________ ____________   __________
                                      _                                        __
Income applicable to common           $            $    476,022 $  1,127,312   $
stockholders                          400,922                                  1,013,589
                                      ===========  ============ ============   ==========
                                      =                                        ==
Basic and diluted income per share
Applicable to common stockholder      $            $      47.60 $     112.73   $
                                      40.09                                    101.36

Weighted average number of shares of                     10,000       10,000
common                                10,000                                   10,000
stock outstanding


     The accompanying notes are an integral part of the condensed consolidated financial statements.
                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                         Three Months Ended          Six Months Ended
                                              March 31,                 March 31,
                                         1999          1998          1999         1998
                                      ___________  ____________ ____________   __________
                                      _                                        __
NET INCOME
                                      $            $    595,808 $  1,430,383   $
                                      565,942                                  1,255,853
                                       ___________  ____________ ____________   __________
                                      _                                        __
OTHER COMPREHENSIVE INCOME (LOSS),
BEFORE INCOME TAXES:
Change in unrealized gains (losses) on
investments                                                         (887,908)
                                      (921,490)    (62)                        (7,440)
Less deferred income tax provision
(benefit)                                                           (301,890)
                                      (306,559)    (833)                       (2,530)
                                      ___________  ____________ ____________   __________
                                      _                                        __
 Net other comprehensive income                             771     (586,018)
(loss)                                (614,931)                                (4,910)
                                      ___________  ____________ ____________   __________
                                      _                                        __
 Comprehensive income (loss)          $            $    596,579 $    844,365
                                      (48,989)                                 $1,250,943
                                      ===========  ============ ============   ==========
                                      =                                        ==



     The accompanying notes are an integral part of the condensed consolidated financial statements.
            SUMMIT SECURITIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                     Six Months Ended March 31,
                                        1999           1998
                                   _____________  _____________
                                   _              _
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES              $ (8,353,424)  $  4,936,332
                                   _____________  _____________
                                   _              _
Cash flows from investing
activities:
 Proceeds from sales of available-
for-                                  9,021,773        348,346
   sale investments
 Purchase of available-for-sale
   investments                      (63,823,069)
 Proceeds from investment               796,259      1,000,000
maturities
 Principal payments on real
estate
   contracts and mortgage notes      12,410,875     14,310,098
and
   other receivables
 Purchase of real estate
contracts
   and mortgage notes and other     (54,689,405)   (36,704,645)
   receivables
 Proceeds from real estate sales      1,320,692      1,228,601
 Additions to real estate held         (645,575)    (1,603,992)
for sale
 Proceeds from sale of               59,209,366      9,486,911
receivables
                                   _____________  _____________
                                   _              _
   NET CASH USED IN INVESTING
     ACTIVITIES                     (36,399,084)   (11,934,681)
                                   _____________  _____________
                                   _              _
CASH FLOWS FROM FINANCING
ACTIVITIES
 Receipts from annuity products      15,467,290      9,702,109
 Withdrawals of annuity products     (6,475,930)    (7,465,382)
Redemption and retirement of
preferred stock                         (17,572)
 Proceeds from issuance of
investment                           11,985,933      5,716,188
   certificates
  Repayment of investment            (4,028,415)    (4,120,332)
certificates
 Repayment to banks and others             (523)       (12,153)
 Debt issuance costs                   (590,724)      (303,823)
 Contingent purchase price paid
on
   subsidiary purchased from                          (135,569)
   related party
 Issuance of preferred stock          2,211,303        340,723
Reinsurance of annuity products to
reinsurers, net                      30,107,195
 Cash dividends on preferred and
common                                 (303,071)      (452,964)
   stock
                                    _____________  _____________
                                   _              _
   NET CASH PROVIDED BY FINANCING
     ACTIVITIES                      48,355,486      3,268,797
                                   _____________  _____________
                                   _              _
Net change in cash and cash           3,602,978     (3,729,552)
equivalents
Cash and cash equivalents,
beginning                            14,168,191      8,461,101
 of period
                                   _____________  _____________
                                   _              _
CASH AND CASH EQUIVALENTS, END OF  $ 17,771,169   $  4,731,549
PERIOD

                                   =============  =============
                                   =              =

NON CASH INVESTING AND FINANCING
 ACTIVITIES OF COMPANY:
 Assumption of other debt payable
in
   Conjunction with purchase of    $     16,203   $     16,942
real
   Estate contracts and mortgage
notes
  Real estate acquired through
    foreclosure                       1,856,644        839,812
  Receivables originated to
facilitate                              506,984      1,394,035
    the sale of real estate
Transfer of securities from trading
to available-for-sale                16,716,534

     The accompanying notes are an integral part of the condensed consolidated financial statements.

            SUMMIT SECURITIES, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and changes in cash flows for the six months ended March 31, 1999 and 1998. The results of operations for the three and six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1998 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $4,850,000 at March 31, 1999 and $4,641,000 at September 30, 1998.

3. Summit Securities, Inc. had no outstanding material legal proceedings other than normal proceedings associated with receivable foreclosures.

4. In November, 1998, the Company and its subsidiaries, with Metropolitan Mortgage & Securities Co., Inc (Metropolitan), its former parent company, and Metropolitan subsidiaries participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $12.0 million provided by the Company and its subsidiaries, were sold in the securitization. The Company and its subsidiaries recorded approximately $934,000 in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $16.0 million provided by the Company, were sold in the securitization. The Company recorded approximately $546,000 in pre-tax gains from their portion of the sale.

5.   In   October,   1998,  Statement  of  Financial   Accounting
     Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued.
     SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The Company adopted this statement effective January 1, 1999. Concurrent with the adoption, the Company transferred $16.7 million in mortgage-backed securities from its trading category to its available-for-sale category.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     These discussions may contain forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Significant Second Quarter Transactions:

     On January 1, 1999, the Company applied Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). The Company availed itself of the one-time opportunity to reclassify $16.7 million of mortgage-backed securities and other beneficial interests from the trading category to the available-for-sale category.

Financial Condition and Liquidity:

      As of March 31, 1999, the Company had cash or cash equivalents of $17.8 million and liquid investments (trading or available-for-sale securities) of $87.5 million compared to $59.7 million and $31.7 million at December 31, 1998 and $14.2 million and $11.4 million at September 30, 1998. Management anticipates that cash generated from operations, current cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. Total cash and investments at March 31, 1999, including held-to-maturity securities and investments in affiliates, were $111.3 million as compared to $98.0 million at December 31, 1998 and $32.1 million at September 30, 1998. During the six month period ended March 31, 1999, approximately $8.4 million were used in operating activities. Funds used in investing activities of $36.4 million were primarily the result of sale proceeds and collections of receivables of $71.6 million, proceeds from the sale of real estate of $1.3 million and sales and maturities of investments of $9.8 million, being exceeded by the $54.7 million of new receivable acquisitions, additions to real estate held of $0.6 million and purchase of available-for-sale securities of $63.8 million. Funds provided by financing activities of $48.4 million were primarily the result of the net cash inflow of $9.0 million in life and annuity products, a net inflow from investment certificate sales less maturities of $8.0 million, the net ceding of annuity products to reinsurers of $30.1 million and issuance of preferred stock of $2.2 million, which exceeded cash dividends of $0.3 million and other debt issue costs of $0.6 million.

     The receivable portfolio totaled $131.8 million at March 31, 1999 compared to $134.7 million at December 31, 1998 and $148.7 million at September 30, 1998. During the six months ended March 31, 1999, the decrease was primarily the result of principal collections on receivables of $12.4 million, a reduction for the cost basis of receivables sold of $57.2 million and a reduction due to foreclosed receivables of approximately $1.9 million, exceeding the acquisition of receivables totaling $54.7 million plus an additional $0.5 million in loans to facilitate the sale of real estate.

     Real estate held for sale and development increased slightly to $2.8 million at March 31, 1999 and $2.8 million at December 31, 1998 from $2.6 million at September 30, 1998. For the six months ended March 31, 1999, real estate additions of $2.5 million, including $1.9 million of foreclosed receivables, were offset by costs of real estate sold of $1.8 million and charge-offs to the allowance for losses of $0.5 million.

      Life insurance and annuity policy reserves increased $44.0 million during the six months ended March 31, 1999 to approximately $180.4 million from $136.4 million at September 30, 1998. This increase resulted from credited earnings of $4.9 million plus a $39.1 million net cash inflow from insurance products, including reinsurance transactions. For the six months ended March 31, 1999, investment certificates outstanding increased by $8.7 million to $64.6 million from $55.9 million at September 30, 1998. Net cash inflow from issuance of investment certificates less maturities was approximately $8.0 million plus an additional $0.7 million increase in credited interest held. Additionally, the Company had cash inflow, net of redemptions, of approximately $2.2 million from the sale of preferred stock and reinvestment of preferred stock dividends during the six months ended March 31, 1999.

     Total assets were $260.5 million at March 31, 1999, compared to $248.0 million at December 31, 1998 and $206.6 million at September 30, 1998. Total stockholders' equity was $13.4 million or 5.2% of total assets at March 31, 1999, compared to $12.3 million or 5.0% of total assets at December 31, 1998 and $10.7 million or 5.2% of total assets at September 30, 1998. At March 31, 1999, the Company had net unrealized losses on securities available-for-sale in the amount of $0.5 million as compared to unrealized gains of $0.1 million at September 30, 1998. Net unrealized losses on securities available-for-sale is presented as a separate component of stockholders' equity.

Results of Operations:

      The Company recorded net income before preferred dividends for the six months ended March 31, 1999 of $1.4 million compared to $1.3 million in the prior year's period. Comparing the current year's six month period with the prior year's similar period, an increase in gains on the sale of receivables and an increased net interest spread have been materially offset by increases in the provision for losses on real estate assets, a decrease in fee, commission and service income, an increase in other operating expenses including salaries, commissions and benefits adjusted for an increase in the amortization of deferred acquisition costs and a reduction in investment gains.

      For the six-month period ended March 31, 1999, the Company reported a positive spread on its interest sensitive assets and liabilities of $3.3 million as compared to $2.5 million in the prior year's period. The increase was primarily the result of additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates.

      During the six months ended March 31, 1999, the Company realized net gains on sales of receivables of $2.0 million as compared to $615,000 in the prior year's period. The increase resulted primarily from a real estate receivable securitization in November 1998 and the whole loan sale of structured settlements in December 1998. The Company did not participate in any securitizations during the prior year's similar period.

      During the six months ended March 31, 1999, the Company realized net gains on investments of $49,000, including mark-to-market adjustments on trading securities, compared to net gains of $346,000 in the prior year's period. The reduction in the current period includes some mark-to-market losses, as higher interest rates and increased spreads to treasuries have decreased the valuation of certain trading securities. The prior year's gain was primarily the result of reduced interest rates and tightening of spreads to treasuries, thus increasing the value of trading securities. Also in the prior year the Company revalued some of its retained securities from prior securitizations. The Company realized losses of $19,000 on sales of $1.8 million of real estate in the current year's period compared to gains of $62,000 on sales of $2.6 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

           In the six months ended March 31, 1999, the Company made provisions for losses on receivables and real estate assets of approximately $1.2 million as compared to $948,000 in the prior year's period. The increase in reserves and valuation accounts was based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

     In the six months ended March 31, 1999, the Company has incurred increases of approximately $0.9 million in other operating expenses including salaries, commissions and benefits less related adjustments for deferred acquisition costs as current year net expenses of $4.4 million exceeded the prior year's $3.5 million. In addition to the expense increase, the Company has recorded a reduction in fee, service and commission income of approximately $0.7 million with the current year revenues at $1.8 million compared to $2.5 million in the prior year.

     In comparing the three months ended March 31, 1999 with the prior year's similar period, the Company recorded net income before preferred dividends of $566,000 as compared to $596,000. The slight decrease in net income for the comparative three month period was primarily the result of (1) an increase in gains on the sale of receivables and (2) an increase in the net interest spread, being completely offset by (1) losses on sale of real estate, (2) reduced investment gains, (3) an increase in the provision for losses on real estate assets, (4) a reduction in fee, service and commission income and (4) increases in other operating expenses including salaries, commissions, and benefits less related adjustments for deferred acquisition costs.

     For the three months ended March 31, 1999, the net interest spread was $2.0 million compared to $1.3 million in the prior year. The increase was primarily the result of the Company increased investment portfolio funded through increased annuity and investment certificate sales.

      During the three months ended March 31, 1999, the Company realized net gains on investments of $103,000 and realized gains on the sale of receivables of $487,000. In the prior year, the Company recorded investment gains of $158,000 and losses on the sale of receivables of $11,000.

      In conjunction with the Company's evaluation of its real estate assets, the Company provided for loss on real estate assets of $650,000 in the current year's three-month period as compared to $548,000 million in the prior year. The increase in reserves and valuation accounts was based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

      During the three months ended March 31, 1999, the Company recorded fee, service and commission income of $0.9 million compared to $1.4 million in the prior year. Additionally, the Company incurred other operating expenses (including salaries, commissions and benefits and related deferred acquisition costs) of $2.2 million in the current year compared to $1.8 million in the prior year.

New Accounting Rules:

      In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS 131) was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The application of SFAS 131 is not expected to have a material effect on the Company's consolidated financial statements.

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

     In October 1998, Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. The Company adopted this statement effective January 1, 1999. Concurrent with the adoption, the Company transferred $16.7 million in mortgage-backed securities for its trading category to its available-for-sale category.

Year 2000 Disclosure

     The Consolidated Group (Summit and its subsidiaries) is aware of the potential effect that the year 2000 and the new century may have on computer hardware, computer software and applications and embedded micro-controllers in non-computer equipment (collectively "Information Technology"). The problem is insuring that the Consolidated Group is "Year 2000 Compliant" meaning that the Information Technology is able to (i) process date and time data accurately and (ii) calculate, compare and sequence from, into and between the twentieth and twenty-first centuries, the years 1999, 2000 and leap years.

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

     The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 plan and the status of the preparations of the Consolidated Group at that time.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On March 31, 1999, the Annual Meeting of Shareholders was held wherein the stockholder unanimously elected the following
Directors to serve until the next annual meeting:

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

             10(a). Receivable Management, Acquisition and
                     Service Agreement between Summit
                     Securities, Inc. and Metropolitan Mortgage
                     & Securities Co., Inc. dated September 9,
                     1994 (Exhibit 10(a) to Registration No. 33-
                     57619).

             10(b). Receivable Management, Acquisition and
                     Service Agreement between Old Standard Life
                     Insurance Company and Metropolitan Mortgage
                     & Securities Co., Inc. dated December 31,
                     1994 (Exhibit 10(b) to Registration No. 33-
                     57619).

             10(c). Receivable Management, Acquisition and
                     Service Agreement between Arizona Life
                     Insurance Company and Metropolitan Mortgage
                     & Securities Co., Inc. dated October 10,
                     1996 (Exhibit 4(c) to Registration No. 333-
                     19787).

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

             *27.   Financial Data Schedule.

             *Filed herewith

     (b)  Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report is filed.
                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 19th day of May, 1999 on its behalf by the undersigned, thereunto duly authorized.

          SUMMIT SECURITIES, INC.

          /s/ GREG GORDON
          ______________________________________________
          Greg Gordon
          Secretary/Treasurer

          /s/ STEVE CROOKS
          ______________________________________________
          Steve Crooks
          Principal Accounting Officer
          Principal Financial Officer