Form 10-Q
period 1999-06-30
SUMMIT SECURITIES INC /ID/
filed 1999-08-13
CIK 868016

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

/X/    QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999

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

      Common: 10,000    shares at July 31, 1999.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets
      As of June 30, 1999 and September 30, 1998 (unaudited)

      Condensed Consolidated Statements of Operations
      Three Months and Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Consolidated Statement of Comprehensive Income (Loss)
      Three and Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Condensed Consolidated Statements of Cash Flows
      Nine Months Ended June 30, 1999 and 1998 (unaudited)

      Notes to Condensed Consolidated Financial Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.     QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                              June 30,        September 30,
                                                1999              1998
                                          ______________    ______________
ASSETS
  Cash and cash equivalents                $ 20,170,521      $ 14,168,191
  Investments in affiliated company           4,522,425         4,522,425
  Trading securities, at market              11,439,450         6,049,823
  Available-for-sale securities, at
    Market                                   75,126,473         5,356,652
  Held-to-maturity securities, at
    Amortized cost (market value:
    $1,502,187 and $2,018,282)                1,500,559         2,005,209
  Real estate contracts and mortgage
    notes and other receivables, net
    of unrealized discounts and
    allowances for losses                   143,784,583       148,723,475
  Real estate held for sale                   3,124,821         2,645,773
  Deferred acquisition costs, net            10,995,577         9,193,498
  Other assets, net                           5,748,566        13,929,188
                                          ______________    ______________
TOTAL ASSETS                               $276,412,975      $206,594,234
                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Annuity reserves                       $188,814,259      $136,362,403
    Investment certificates and accrued
      interest                               69,131,755        55,894,093
    Debt payable                                210,165           184,421
    Accounts payable and accrued
      expenses                                2,088,485         2,055,143
    Deferred income taxes                       219,385         1,414,110
                                          ______________    ______________
    TOTAL LIABILITIES                       260,464,049       195,910,170
                                          ______________    ______________
  STOCKHOLDERS' EQUITY
    Common stock, $10 par value,
      2,000,000 shares authorized:
      10,000 shares issued and
      outstanding                               100,000           100,000
    Preferred stock, $10 par value,
      10,000,000 shares authorized,
      123,514 and 66,587 shares issued
      and outstanding (liquidation
      preference $12,351,390 and
      $6,658,680, respectively)               1,235,139           665,868
    Additional paid-in capital                9,248,930         4,405,604
    Retained earnings                         6,428,744         5,420,838
    Accumulated other comprehensive
      income (loss)                          (1,063,887)           91,754
                                          ______________    ______________
    TOTAL STOCKHOLDERS' EQUITY               15,948,926        10,684,064
                                          ______________    ______________
    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                               $276,412,975      $206,594,234
                                          ==============    ==============

      The accompanying notes are an integral part of the condensed consolidated financial statements.


                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                        June 30,                        June 30,
                                                  1999            1998             1999            1998
                                             ____________    ____________    ____________      ____________
REVENUES
  Interest and earned discounts              $  5,951,994    $  4,163,862    $ 16,867,506      $ 12,230,989
  Annuity fees and charges                         46,052          28,631          98,732           106,764
  Realized investment gains (losses)             (179,436)          7,751        (129,982)          354,079
  Realized net gains on sales of
    receivables                                     9,202       1,482,755       1,987,932         2,097,809
  Real estate sales                             1,063,133       1,688,038       2,890,809         4,310,674
  Dividend income                                  51,477          51,431         153,866           164,660
  Fees, commissions, service and other
    Income                                        999,153       1,128,684       2,812,949         3,627,748
                                             ____________    ____________    ____________      ____________
    TOTAL REVENUES                              7,941,575       8,551,152      24,681,812        22,892,723
                                             ____________    ____________    ____________      ____________
EXPENSES
  Annuity benefits                              2,721,213       1,686,181       7,629,407         5,058,805
  Interest                                      1,525,892       1,212,087       4,255,855         3,529,981
  Cost of real estate sold                      1,023,788       1,572,248       2,870,205         4,132,385
  Provision for losses on real estate
    contracts and real estate held                 69,882         504,842       1,237,833         1,452,908
  Salaries and employee benefits                  608,822         485,014       1,800,484         1,523,290
  Commissions to agents                         1,139,306         803,837       3,995,202         2,637,063
  Other operating and underwriting
    expenses                                      949,011         663,285       2,537,813         1,598,730
  Increase in deferred acquisition costs         (141,465)        (34,840)     (1,377,320)
                                                                                               (327,651)
                                             ____________    ____________    ____________      ____________
    TOTAL EXPENSES                              7,896,449       6,892,654      22,949,479        19,605,511
                                             ____________    ____________    ____________      ____________
Income before income taxes                         45,126       1,658,498       1,732,333         3,287,212
Income tax benefit (provision)                     60,513        (347,219)       (196,311)
                                                                                               (720,080)
                                             ____________    ____________    ____________      ____________
NET INCOME                                        105,639       1,311,279       1,536,022         2,567,132
Preferred stock dividends                        (225,045)       (125,611)       (528,116)
                                                                                               (367,875)
                                             ____________    ____________    ____________      ____________
Income (loss) applicable to common
stockholders                                 $   (119,406)   $  1,185,668    $  1,007,906      $  2,199,257
                                             ============    ============    ============      ============
Basic and diluted income (loss) per share
applicable to common stockholder             $     (11.94)   $     118.57    $     100.79      $     219.93

Weighted average number of shares of common        10,000          10,000          10,000            10,000
stock outstanding


      The accompanying notes are an integral part of the condensed consolidated financial statements.
                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                   Three Months Ended               Nine Months Ended
                                                        June 30,                        June 30,
                                                  1999            1998             1999            1998
                                             ____________    ____________    ____________      ____________
NET INCOME
                                             $    105,639    $  1,311,279    $  1,536,022      $  2,567,132
                                               ____________    ____________    ____________      ____________
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE
INCOME TAXES:
Change in unrealized gains (losses) on
investments                                      (863,064)          1,699      (1,750,972)
                                                                                               (5,741)
Less deferred income tax provision (benefit)
                                                 (293,441)           (577)       (595,331)
                                                                                               (1,953)
                                             ____________    ____________    ____________      ____________
  Net other comprehensive income (loss)          (569,623)          1,122      (1,155,641)
                                                                                               (3,788)
                                             ____________    ____________    ____________      ____________
  Comprehensive income (loss)                $   (463,984)   $  1,312,401    $    380,381        $2,563,344
                                             ============    ============    ============      ============



      The accompanying notes are an integral part of the condensed consolidated financial statements.
                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Nine Months Ended June 30,
                                               1999              1998
                                          ______________    ______________
CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                    $   (5,932,382)   $  5,069,755
                                          ______________    ______________
Cash flows from investing activities:
  Proceeds from sales of available-for-
    sale investments                          10,901,460
  Purchase of available-for-sale
    investments                              (66,701,993)
  Proceeds from investment maturities          1,394,729       1,787,609
  Principal payments on real estate
    contracts and mortgage notes and
    other receivables                         14,092,317      16,234,996
  Purchase of real estate contracts
    and mortgage notes and other
    receivables                              (73,109,222)    (47,410,190)
  Proceeds from real estate sales              2,208,205       1,817,204
  Additions to real estate held for sale      (1,193,931)     (2,556,930)
  Proceeds from sales of receivables          63,232,544      33,344,785
                                          ______________    ______________
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                   (49,175,891)      3,217,474
                                          ______________    ______________
CASH FLOWS FROM FINANCING ACTIVITIES
  Receipts from annuity products              22,584,357      10,642,666
  Withdrawals of annuity products            (10,269,290)    (10,650,457)
Redemption and retirement of preferred
stock                                            (18,903)        (38,740)
  Proceeds from issuance of investment
    certificates                              19,500,533       9,094,009
  Repayment of investment certificates        (7,174,861)     (5,964,732)
  Repayment to banks and others                     (792)         (8,792)
  Debt issuance costs                           (927,349)       (459,584)
  Contingent purchase price paid on
    subsidiary purchased from
    related party                                               (135,569)
  Issuance of preferred stock                  5,431,500         677,227
Reinsurance of annuity products to
reinsurers, net                               32,513,524
  Cash dividends on preferred and common
    Stock                                       (528,116)       (578,575)
                                            ______________    ______________
    NET CASH PROVIDED BY FINANCING
      ACTIVITIES                              61,110,603       2,577,453
                                          ______________    ______________
Net change in cash and cash equivalents        6,002,330      10,864,682
Cash and cash equivalents, beginning
  of period                                   14,168,191       8,461,101
                                          ______________    ______________
CASH AND CASH EQUIVALENTS, END OF PERIOD  $   20,170,521    $ 19,325,783

                                          ==============    ==============

NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Assumption of other debt payable in
    conjunction with purchase of real
    estate contracts and mortgage notes   $      16,203     $     16,942
  Real estate acquired through
    Foreclosure                               2,766,237        1,641,489
  Receivables originated to facilitate
    The sale of real estate                     682,604        2,493,470
Transfer of securities from trading to
available-for-sale                           16,717,534

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and nine months ended June 30, 1999 and 1998 and changes in cash flows for the nine months ended June 30, 1999 and 1998. The results of operations for the three and nine month periods ended  June  30,  1999 and 1998 are not necessarily  indicative  of  the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1998 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1998 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $4,700,000 at June 30, 1999 and $4,641,000 at September 30, 1998.

3. Summit Securities, Inc. had no outstanding material legal proceedings other than normal proceedings associated with receivable foreclosures.

4. In November, 1998, the Company and its subsidiaries, with Metropolitan Mortgage & Securities Co., Inc (Metropolitan), its former parent company, and Metropolitan's subsidiaries participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $12.0 million provided by the Company and its subsidiaries, were sold in the securitization. The Company and its subsidiaries recorded approximately $934,000 in pre-tax gains from their portion of the sale. In December, 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $16.0 million provided by the Company, were sold in the securitization. The Company recorded approximately $546,000 in pre-tax gains from their portion of the sale.

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

Significant Third Quarter Transactions:

      The Company had no significant or unusual transactions during the quarter ending June 30, 1999. The Company did not participate in any real estate receivable securitizations during the quarter, which was the primary reason for the reduced earnings reported for the quarter.

Financial Condition and Liquidity:

       As of June 30, 1999, the Company had cash or cash equivalents of $20.2 million and liquid investments (trading or available-for-sale securities) of $86.6 million compared to $17.8 million and $87.5 million at March 31, 1999, $59.7 million and $31.7 million at December 31, 1998 and $14.2 million and
$11.4 million at September 30, 1998. Management anticipates that cash generated from operations, current cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. Total cash and investments at June 30, 1999, including held-to-maturity securities and investments in affiliates, were $112.8 million as compared to $111.3 million at March 31, 1999, $98.0 million at December 31, 1998 and $32.1 million at September 30, 1998. During the nine month period ended June 30, 1999, approximately $5.9 million were used in operating
activities.   Funds  used  in  investing  activities  of  $49.2  million  were primarily the result of sale proceeds and collections of receivables of $77.3 million, proceeds from the sale of real estate of $2.2 million and sales and maturities of investments of $12.3 million, being exceeded by the $73.1 million of new receivable acquisitions, additions to real estate held of $1.2 million and purchase of available-for-sale securities of $66.7 million. Funds provided by financing activities of $61.1 million were primarily the result of the net cash inflow of $12.3 million in life and annuity products, a net inflow from investment certificate sales less maturities of $12.3 million, the net ceding of annuity products to reinsurers of $32.5 million and issuance of preferred stock of $5.4 million, which exceeded cash dividends of $0.5 million and other debt issue costs of $0.9 million.

       The receivable portfolio totaled $143.8 million at June 30, 1999 compared to $131.8 million at March 31, 1999, $134.7 million at December 31, 1998 and $148.7 million at September 30, 1998. During the nine months ended June 30, 1999, the decrease was primarily the result of principal collections on receivables of $14.1 million, a reduction for the cost basis of receivables sold of $61.2 million, an increase in allowance for losses of $0.6 million and a reduction due to foreclosed receivables of approximately $2.8 million, exceeding the acquisition of receivables totaling $73.1 million plus an additional $0.7 million in loans to facilitate the sale of real estate.

       Real estate held for sale and development increased slightly to $3.1 million at June 30, 1999 from $2.8 million at March 31, 1999, $2.8 million at December 31, 1998 and $2.6 million at September 30, 1998. For the nine months ended June 30, 1999, real estate additions of $4.0 million, including $2.8 million of foreclosed receivables, were offset by costs of real estate sold of $2.9 million and charge-offs to the allowance for losses of $0.4 million.

       Life  insurance  and  annuity policy reserves increased  $52.4  million during the nine months ended June 30, 1999 to approximately $188.8 million from $136.4 million at September 30, 1998. This increase resulted from credited earnings of $7.6 million plus a $44.8 million net cash inflow from insurance products, including reinsurance transactions. For the nine months ended June 30, 1999, investment certificates outstanding increased by $13.2 million to $69.1 million from $55.9 million at September 30, 1998. Net cash inflow from issuance of investment certificates less maturities was approximately $12.3 million plus an additional $0.9 million increase in credited interest held. Additionally, the Company had cash inflow, net of redemptions, of approximately $5.4 million from the sale of preferred stock and reinvestment of preferred stock dividends during the nine months ended June 30, 1999.

       Total assets were $276.4 million at June 30, 1999 compared to $260.5 million at March 31, 1999, $248.0 million at December 31, 1998 and $206.6 million at September 30, 1998. Total stockholders' equity was $15.9 million or 5.8% of total assets at June 30, 1999 compared to $13.4 million or 5.2% of total assets at March 31, 1999, $12.3 million or 5.0% of total assets at December 31, 1998 and $10.7 million or 5.2% of total assets at September 30, 1998. At June 30, 1999, the Company had net unrealized losses on securities available-for-sale in the amount of $1.1 million as compared to unrealized gains of $0.1 million at September 30, 1998. Net unrealized losses on securities available-for-sale is presented as a component of accumulated other comprehensive income (loss) in stockholders' equity.

Results of Operations:

      The Company recorded net income before preferred stock dividends for the nine months ended June 30, 1999 of $1.5 million compared to $2.6 million in the prior year's period. Comparing the current year's nine month period with the prior year's similar period, an increase in net interest spread and a reduction in the provision for losses on real estate assets have been completely offset by a reduction in gains on the sale of real estate, losses on securities investments, a reduction in gains on sale of receivables, a decrease in fee, commission and service income and an increase in other operating expenses including salaries, commissions and benefits adjusted for an increase in the amortization of deferred acquisition costs.

       For the nine-month period ended June 30, 1999, the Company reported a positive spread on its interest sensitive assets and liabilities of $5.1 million as compared to $3.7 million in the prior year's period. The increase was primarily the result of additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates.

       During the nine months ended June 30, 1999, the Company realized net gains on sales of receivables of $2.0 million as compared to $2.1 million in the prior year's period. The current year gains resulted primarily from a real estate receivable securitization in November 1998 and the securitization of structured settlements in December 1998, while in the prior period the Company participated in a real estate receivable securitization in April 1998.

       During the nine months ended June 30, 1999, the Company realized net losses on investments of $130,000, including mark-to-market adjustments on trading securities, compared to net gains of $354,000 in the prior year's period. The losses in the current period includes some mark-to-market losses, as higher interest rates and increased spreads to treasuries have decreased the valuation of certain trading securities. The prior year's gain was primarily the result of reduced interest rates and tightening of spreads to treasuries, thus increasing the value of trading securities. The Company realized gains of $21,000 on sales of $2.9 million of real estate in the current year's period compared to gains of $178,000 on sales of $4.3 million in the prior year. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

       In the nine months ended June 30, 1999, the Company made provisions for losses on receivables and real estate assets of approximately $1.2 million as compared to $1.5 million in the prior year's period. The changes in reserves and valuation accounts were based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

      In the nine months ended June 30, 1999, the Company has incurred increases of approximately $1.5 million in other operating expenses including salaries, commissions and benefits less related adjustments for deferred acquisition costs as current year net expenses of $7.0 million exceeded the prior year's $5.4 million. In addition to the expense increase, the Company has recorded a reduction in fee, service and commission income of approximately $0.8 million with the current year revenues at $2.8 million compared to $3.6 million in the prior year.

      In comparing the three months ended June 30, 1999 with the prior year's similar period, the Company recorded net income before preferred dividends of $106,000 as compared to $1.3 million. The decrease in net income for the comparative three month period was primarily the result of (1) a decrease in gains on the sale of receivables, (2) losses on securities investments, (3)
increases in other operating expenses including salaries, commissions, and benefits less adjustments for deferred acquisition costs, (4) a reduction in fee, service and commission income and (5) a reduction in gains from the sale of real estate, which were only partially offset by (1) an increase in the net interest spread and (2) a reduction in the provision for losses on real estate assets.

      For the three months ended June 30, 1999, the net interest spread was $1.8 million compared to $1.3 million in the prior year. The increase was primarily the result of the Company's increased investment portfolio funded through increased annuity and investment certificate sales.

       During the three months ended June 30, 1999, the Company realized net losses on investments of $179,000 and realized gains on the sale of receivables of $9,000. In the prior year, the Company recorded investment gains of $8,000 and gains on the sale of receivables of $1.5 million. Current year investment losses are primarily related to rising interest rates affecting the Company's mark-to-market adjustments. Gains from receivable sales in the prior year resulted from a securitization sale in April 1998, while the Company did not participate in any securitizations during the current year's three-month period.

       In conjunction with the Company's evaluation of its real estate assets, the Company provided for loss on real estate assets of $70,000 in the current year's three-month period as compared to $505,000 in the prior year. The change in reserves and valuation accounts was based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

       During the three months ended June 30, 1999, the Company recorded fee, service and commission income of $1.0 million compared to $1.1 million in the prior year. Additionally, the Company incurred other operating expenses (including salaries, commissions and benefits and related deferred acquisition costs) of $2.6 million in the current year compared to $1.9 million in the prior year.

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

       In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137") was issued. SFAS 137 amends SFAS 133 to become effective for all quarters of fiscal years beginning after June 15, 2000, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the application of this statement on its consolidated financial statements.

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

Year 2000 Disclosure

      The Consolidated Group (Metropolitan and its subsidiaries) is aware of the potential effect that the year 2000 and the new century may have on computer hardware, computer software and applications and embedded micro-controllers in non-computer equipment (collectively "Information Technology"). The problem is insuring that the Consolidated Group is "Year 2000 Compliant" meaning that the Information Technology is able to (i) process date and time data accurately and (ii) calculate, compare and sequence from, into and between the twentieth and twenty-first centuries, the years 1999, 2000 and leap years.

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

      The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously, therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force meets as needed to coordinate its efforts as well as to monitor progress.

      The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 plan and the status of the preparations of the Consolidated Group at that time.

      The  Consolidated  Group  has completed the testing  of  its  internally developed and supported software applications, hardware and facilities systems. Updates and modifications were made to systems if and as needed. Testing to date has not produced any results which were not able to be resolved. Testing for newly acquired or upgraded software, hardware and facilities systems will continue as deemed appropriate through the remainder of the year.

      The Consolidated Group is requesting vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which have been identified as higher priority have been tested for compliance, where testing is possible. Where such testing has occurred, the tests have not produced any results which were not able to be resolved. To date, the Consolidated Group has not received any indication from any third party that a mission critical system or service will not be able to be certified by them as Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

      The Consolidated Group has begun the development of a Year 2000 contingency plan to address potential Year 2000 related failures. A contingency planning task force has developed preliminary contingency plans which  will  be further refined and tested during the remainder of  the  year.
There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

      Expected Costs of Remediation

      Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates had developed a Year 2000 budget of approximately $1.3 million for the fiscal year commencing October 1, 1998. Certain of these costs will be charged to or reimbursed by the affiliated companies, and certain of these costs will be paid by the Consolidated Group with respect to their respective costs associated with the Year 2000 action plan. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is in a "liability sensitive" position in that it interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Company's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Company continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

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

                *27.     Financial Data Schedule.

                *Filed herewith

      (b)   Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report is filed.
                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 12th day of August, 1999 on its behalf by the undersigned, thereunto duly authorized.

            SUMMIT SECURITIES, INC.

            /s/ GREG GORDON
            ______________________________________________
            Greg Gordon
            Secretary/Treasurer

            /s/ WILLIAM D. SNIDER
            ______________________________________________
            William D. Snider
            Principal Accounting Officer
            Principal Financial Officer