Form 10-K405
period 1999-09-30
SUMMIT SECURITIES INC /ID/
filed 1999-12-27
CIK 868016

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

    For the fiscal year ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Neither the voting nor non-voting common stock of the registrant is traded on any exchange; therefore there is no established market value. The aggregate market value of the common stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within 60 days prior to the date of filing.

  The number of shares outstanding of the Registrant's common stock, as of September 30, 1999, was 10,000.

                   Documents incorporated by reference: None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

                             ORGANIZATIONAL CHART
                          (as of September 30, 1999)



  The above chart lists the principal operating subsidiaries and their ownership for Summit Securities, Inc. and all subsidiaries (the "Consolidated Group").

  National Summit Corp.: Parent Company, inactive except as owner of Summit (as defined herein). Wholly owned by C. Paul Sandifur, Jr., President of Metropolitan (as defined herein).

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

                                 INTRODUCTION

Background

  The Consolidated Group consists of Summit Securities, Inc. ("Summit" or the "Registrant") and several subsidiaries, including two insurance companies, Old Standard Life Insurance Company ("Old Standard") and Old West Annuity & Life Insurance Company ("Old West"), a securities broker/dealer, Metropolitan Investment Securities, Inc. ("MIS") and a property development services company, Summit Property Development, Inc. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--NOTE 16" under Item 8.

  Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"), investment securities and other assets through funds provided by annuity sales, sale of Receivables, including sales through securitization, certificate (debt obligation) sales, preferred stock sales, earnings on investments and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by
C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"), which has as its principal subsidiaries Metwest Mortgage Services, Inc. ("Metwest") and Western United Life Assurance Company ("Western United"). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

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

  As of September 30, 1999, Summit's personnel consisted of its officers and directors, an accountant and an attorney. See "MANAGEMENT" under Item 10. Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to Preferred Shareholders and its duties under the Indenture pursuant to which it issues investment certificates ("Certificates") and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

  On September 30, 1999, Summit and its subsidiaries employed a total of 54 employees.

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

  Summit's future results may be affected by certain risks and uncertainties including the following:

Falling interest rates could
negatively effect the
profitability and the fair
value of equity of the
Consolidated Group...........  If interest rates fall, profitability and the fair value of equity of the Consolidated Group could decline. Lower interest rates could cause interest revenues to decrease faster than it will cause interest expenses to decrease, because more financial assets than liabilities are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 1999.

Falling interest rates could
negatively effect the
profitability and the fair
value of equity of the
Consolidated Group...........  If interest rates fall, the profitability and the fair value of equity of the Consolidated
                               Group may decline because of refinancing of Receivables. When interest rates fall, borrowers have an incentive to refinance their Receivables by taking out new loans at a lower rate of interest and repaying existing loans at a higher rate of interest in full. Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline.

Financial performance and
growth of the Consolidated
Group could be negatively
effected by the inability to
sell or securitize
Receivables .................  The Consolidated Group currently sells and, together with Metropolitan, securitizes pools of Receivables and intends to continue to sell and securitize pools of Receivables. Several factors affect the Consolidated Group's ability to securitize or sell pools of Receivables, including conditions in the securities markets generally, conditions in the asset-backed securities markets specifically, the credit quality of the Receivables, compliance of the Consolidated Group's Receivables with the eligibility requirements established by the securitization documents and the absence of any material downgrading or withdrawal of ratings given to securities issued in the Consolidated Group's previous securitizations. The Consolidated Group's financial performance and growth prospects may be adversely effected if they cannot favorably sell or securitize Receivables, or if they are completely unable to sell or securitize Receivables.

Residual and subordinate
interests in securitizations
may not perform consistent
with our valuation
assumptions, resulting in
lower than anticipated
income or earnings by the
Consolidated Group...........  The Consolidated Group owns subordinated and residual interests in several securitized loan pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these residual interests based on assumptions including the anticipated prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated Group will have overvalued these interests on its balance sheet and will earn less income than was anticipated from those assets.


Risk that foreclosure on
mortgages will delay or
reduce payments on
Receivables..................  Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of such party's default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principle may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated Group is involved or in loans held by the Consolidated Group.


Real estate used as
collateral to cover losses
on Receivables may be
inadequate...................  Most of the Receivables purchased by the
                               Consolidated Group are collateralized by real estate to provide collateral if a borrower defaults on such borrower's mortgage. The real estate used as collateral may be insufficient to cover any loss in the event of foreclosure. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure.


Risk of default on
Receivables that are secured
only by a promise to pay.....  The Consolidated Group purchases some
                               Receivables that are not collateralized, such as annuities, lottery prizes, structured settlements or other investments. In these cases, since the Consolidated Group does not have collateral in a specific asset, it relies instead upon a promise to pay from an insurance company, state government or other entity. There is a risk that the payor will not keep its promise to pay and will default.

Underwriting may
insufficiently evaluate the
risk of losses on
Receivables..................  Metropolitan or the Consolidated Group
                               underwrites the Receivables that are purchased by the Consolidated Group using underwriting practices that may vary from conventional lending underwriting. Metropolitan or the Consolidated Group uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan or the Consolidated Group tries to minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective.


Risks resulting from the
inexperience of the
Consolidated Group in
originating commercial
loans........................  The Consolidated Group recently began focusing its loan origination and Receivable acquisition investing on loans that are collateralized by multi-family and other commercial real estate ("commercial loans"). Management cannot predict whether it will have the ability or the desire to originate commercial loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict commercial loan default rates.


Lack of control over
servicing and selling
Receivables..................  As a result of several contracts, Metropolitan and Metwest provide most of the administrative services related to servicing and selling of Receivables for the Consolidated Group. Management cannot predict whether Metropolitan and Metwest will effectively service and sell Receivables in the future or whether it will be more effective and efficient to get these services internally or from a third party.


Insurance subsidiary
earnings may be unavailable
for dividends and fees.......  At September 30, 1999, approximately 78% of the
                               Consolidated Group's assets were held by its insurance subsidiaries, Old Standard and Old West. Insurance company regulations restrict the way in which an insurance company can transfer assets and the amount of money that can be paid out in dividends by the insurance company. To use money for dividends, the insurance company must obtain permission from the insurance commissioner in the state of domicile of the insurance company. These restrictions on the ability to declare dividends and transfers of assets could have an adverse effect on Summit's financial performance and ability to meet its debt obligations and preferred stock dividend payments.

The Consolidated Group may
be unable to meet its
financial obligations as
they become due..............  The Consolidated Group generates cash flow primarily from earnings on Receivables and other investments, the sale of annuities, the sale or securitization of Receivables and the sale of debt and equity securities. The cash flow from the existing assets has been adequate during the past five years to satisfy the demand for payment of maturing certificates and to pay preferred stock dividends. However, the Consolidated Group's ability to repay certificates and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of future public offerings of certificates and preferred stock.

An increase in annuity
termination rates may
decrease earnings............  An increase in the termination rate of annuity contracts would tend to decrease the earnings of Old Standard and Old West. If terminations increase, costs would increase because the insurance subsidiaries would have to immediately expense the unamortized deferred acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts terminate is effected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of termination of annuity policies.

Environmental conditions and
regulations of property
acquired by the Consolidated
Group may lead to losses.....  The Consolidated Group acquires properties in the course of its business some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties which may be contaminated. The Consolidated Group is currently evaluating whether to acquire or originate commercial loans where the property type or use creates a greater risk of environmental problems or on properties where known environmental problems exist. In those circumstances, the Consolidated Group is evaluating insurance programs to eliminate or minimize the potential environmental costs to the Consolidated Group. However, there is no guarantee that the Consolidated Group can effectively implement an insurance program or that, if implemented, would be sufficient to cover the losses caused by any of these environmental liabilities. As a result of its current business or if the proposed program is implemented, the Consolidated Group may sustain significant losses due to such liability.


The Consolidated Group may
be liable for environmental
clean-up on real estate......  The government can place a lien on environmentally contaminated property to guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly if they own real property subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition.

The Consolidated Group may
be adversely affected by
competition among companies
in the Consolidated Group....  Several companies are affiliated with the
                               Consolidated Group through common control by C. Paul Sandifur, Jr. Certain officers and directors of the Consolidated Group are also employees of these affiliated companies. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from such affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interest such as which company receives a particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loans. Old Standard and Old West may compete with the Consolidated Group in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may compete with Metropolitan for the acquisition of Receivables and the sale of securities.


Computer system failures in
connection with the Year
2000 could negatively impact
the Consolidated Group.......  The Year 2000 problem arises from the use by software developers of two digits rather than four to denote year dates in software programs, computer hardware operating systems and microprocessor based embedded controls in automated equipment. As a result, information systems that operate date sensitive software or automated equipment that contains date sensitive microprocessors may interpret "00" to signify 1900 rather than 2000, thereby impairing the ability of the information systems or automated equipment to correctly calculate, sequence or recognize dates. This could result in serious malfunctions or complete failures of affected systems, including an inability to process transactions, issue securities or checks, or engage in other normal business activities.

                               We have conducted tests on our internally developed and supported software, hardware and facilities systems for Year 2000 compliance and have reviewed and worked with outside vendors regarding compliance on ancillary systems and services involved with our business operations. Additionally, we have developed contingency plans in the event that a Year 2000 related problem or failure occurs. We believe that we will be compliant prior to the year 2000. However, in the event that there are computer problems arising out of a failure of such efforts our business operations could be negatively impacted since the conduct of our business in relationship to purchasing Receivables, servicing or administering the Receivables, the sale and administration of annuities and the sale and administration of securities all rely heavily on computer programs and systems for processing our business transactions.

                            RECEIVABLE INVESTMENTS

Background

  Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. During the fiscal year ended September 30, 1999, the majority of the Consolidated Group's acquisitions were Commercial Loans underwritten and originated in coordination with Metropolitan and the Consolidated Group. Management anticipates that this emphasis will continue. However, the Consolidated Group may also acquire loans pursuant to the agreement with Metropolitan. Metropolitan has been investing in Receivables for its own account for over forty years. In 1999, the Consolidated Group paid to Metropolitan approximately $396,000 as compensation to Metropolitan for Receivable acquisition services.

  Unless otherwise indicated in this section and in the section entitled "SECURITIES INVESTMENTS," or the context otherwise requires, references to a year (e.g., 1999) refer to the fiscal year of the Consolidated Group ended September 30 of that year.

  Metwest, a subsidiary of Metropolitan, provides Receivable collection and servicing for a fee to Summit, Old Standard and Old West. During 1999, the Consolidated Group paid Receivable collection and servicing fees of approximately $491,000 to Metwest.

  Management believes that the terms and conditions of the agreements with Metropolitan and Metwest are at least as favorable to members of the Consolidated Group as those that could have been obtained by a non-affiliated third party. The agreements are non-exclusive and may be terminated in whole or part by prior written notice to the other party.

 Types of Receivables

  The Consolidated Group's Receivable acquisitions include two principal types of Receivables: (a) Receivables collateralized by real estate and (b) alternative cash flows consisting of lotteries, structured settlements, annuities, and other cash flowing assets. Commercial loans originated by the Consolidated Group are originated and underwritten in coordination with Metropolitan and the Consolidated Group. All other Receivable acquisitions of the Consolidated Group are acquired through and underwritten by Metropolitan.

 Secondary Mortgage Markets

  The market for the acquisition or sale of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables which are held and sold by individual investors. The secondary mortgage market includes the sale of seller financed real estate Receivables and the sale and resale of pools of Receivables which can be seller financed, or originated by brokers or a financial institution. The Consolidated Group sells both individual Receivables and pools of Receivables.

Commercial Loan Originations

  During 1997, the Consolidated Group (principally Old Standard) began originating commercial loans collateralized by multi-family properties and various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $5 million.

  The Consolidated Group currently projects expansion of the origination of commercial loans during 2000. Current projections include the possibility that principally all of the Consolidated Group's Receivable acquisitions during 2000 may be new commercial loan originations. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets.

  The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Company.

  Commercial loans originated by the Consolidated Group are underwritten applying criteria which may include the following: evaluating the borrower's credit and credit scores, obtaining a current interior appraisal of the collateral, obtaining title insurance and calculating debt-to-income levels and combined loan-to-value ratios. The sum of the underwriting evaluation and the speed within which a borrower needs a decision all determine the interest rate and loan-to-value ratio which the Consolidated Group will require. A higher risk evaluation would result in a higher required interest rate and a lower loan-to-value ratio. The Consolidated Group typically lends at 50-75% loan-to-value ratios, and may require multiple collateral in order to adequately collateralize a particular loan.

  For the fiscal year ended September 30, 1999, the average weighted annual yield (including fees and points net of acquisition costs) was approximately 13.4% on the Consolidated Group's commercial loans closed during the fiscal year. Frequently, the loans closed have required short-term balloon payments (approximately two to five years). However, because the Consolidated Group individually underwrites and prices these loans, the current terms may not be a reflection of the terms which may be negotiated in future transactions.

  The Consolidated Group is currently evaluating whether to acquire or originate commercial loans where the property type or use creates a greater risk of environmental problems or on properties where known environmental problems exist. In those circumstances, the Consolidated Group is evaluating insurance programs to eliminate or minimize the potential environmental costs to the Consolidated Group. However, there is no guarantee that the Consolidated Group can effectively implement an insurance program or that, if implemented, will be sufficient to cover the losses caused by any of these environmental liabilities. As a result of its current business or if the proposed program is implemented, the Consolidated Group may sustain significant losses due to such liability.

Receivable Acquisition Volume

  The Consolidated Group's real estate Receivable and other Receivable investment acquisition activities grew from approximately $72.8 million in 1997, to $77.0 million in 1998 and to $112.1 million in 1999. During 1999, the average monthly acquisition volume was in excess of $9.3 million. The majority of acquisitions were commercial loan originations.

Receivable Acquisitions: Sources, Strategies and Underwriting

  The following information describes Metropolitan's Receivable acquisition and underwriting procedures as of September 30, 1999. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and the Consolidated Group.

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

  Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to

Metropolitan's ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has implemented the following acquisition strategies: (a) centralizing acquisition activities,
(b) expanding the use of Metropolitan's Receivable submission software, BrokerNet, (c) implementing flexible and strategic pricing and closing programs, and (d) designing and implementing broker incentive programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

Capital Markets (Loan Pool) Acquisition Sources

  Pools of real estate Receivables are acquired through the capital markets group. These loans may be seller originated or institutionally originated. They may be acquired by Metropolitan from brokers, banks, savings and loan organizations, mortgage brokerage firms and other financial institutions.

  Over the years, Metropolitan has built relationships with several brokers and lenders who provide a regular flow of potential acquisitions to the capital markets group. In addition, other brokers learn about Metropolitan through word of mouth and contact Metropolitan directly. Finally, some leads on loan pools are generated by cold calling lending institutions or brokers.

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

  Metropolitan continues to hire additional sales and support staff and to explore new marketing methods to continue to increase its institutional pool purchase activities. There can be no assurance that these efforts will increase the volume of the pool purchases of the capital market group.

 Loan Originations Sources

  Metwest originates first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed for such mortgage loans as a lender or is exempt from licensing as a wholesale lender in thirty states and as a retail lender in thirty-four states.

  Through its "retail" program, Metwest originates real estate loans through licensed mortgage brokers who submit loan applications on behalf of the borrower. Before Metwest will enter into a broker agreement, the mortgage broker must demonstrate that it is properly licensed, experienced and knowledgeable in lending.

  During 1999, Metwest originated an average of approximately 144 real estate loans per month, including loans to facilitate the resale of repossessed real estate. In an effort to increase its volume, Metwest is making both procedural and staffing revisions. Metwest continues to develop new pricing programs for loan originations. Management can give no assurance that these efforts will increase origination volume.

  Metwest is also planning a new "wholesale" origination program. Through this program, Metwst intends to establish strategic alliances with conventional lenders, where the conventional lender will refer their non-qualifying leads to Metwest. There can be no assurance that these efforts will increase the volume of Metwest originations.

 Correspondent Lending

  Beginning in 1997, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agrees to purchase loans at a specified yield immediately after their origination, so long as they comply with Metropolitan's underwriting guidelines. Such loans may be insured by a primary mortgage guarantee insurance policy. In addition, loan correspondents may also submit loans which do not meet established underwriting guidelines for individual evaluation and pricing. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations. Metropolitan has added staff to support growth for such correspondent lending activities. Management can give no assurance that these efforts will increase correspondent lending volumes.

 Real Estate Receivable Underwriting

  Metropolitan's loan correspondent underwriting guidelines and Metwest's real estate loan acquisition and origination underwriting guidelines apply criteria which include the following: evaluating the borrower's credit (which generally may include credit scores), income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, of the loans with higher loan-to-value ratios, mortgage insurance may be required. In addition, title insurance in an amount equal to the Receivable balance at the time of acquisition is generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield (through a discounted purchase price). Unlike the seller financed real estate Receivables, the loans originated by Metwest, certain pool acquisitions and the loans purchased through Metropolitan's loan correspondent program have standardized documentation and terms. Real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

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

 Lotteries, Structured Settlements and Annuities Underwriting

  In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of: (1) an application for sale of structured benefits which requests certain information regarding (i) the annuitant, including current employment, (ii) the annuity policy, and (iii) the nature of the claim and injuries sustained in connection with the structured settlement;
(2) a copy of the executed settlement agreement or judgment, if applicable; and (3) a copy of the executed annuity policy together with any qualified assignments. In certain circumstances, Metropolitan waives certain of these submission requirements if, in its sole best judgment, it determines that the failure to have those documents would not impair the acquiring company's interest in the structured settlement. Upon submission of the file, the closing department will obtain a credit report regarding the annuitant and the most current credit rating of the annuity issuer. Furthermore, Metropolitan will conduct a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

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

  In the case of lottery prizes, the underwriting guidelines generally require a review of both the documents providing proof of the prize and the credit rating of the insurance company or other entity that is making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally require a confirmation from the respective lottery commission of the prize winner's right to sell the prize and an acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

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

  Receivables may be purchased by the Consolidated Group from Metropolitan or another party at a price that is less than the face amount of the Receivable. The difference between the price paid by the Consolidated Group and the face amount of the Receivable is the "discount." For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual basis using the level yield (interest) method over the remaining contractual term of the Receivable.

  The Consolidated Group establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (15% for 1999). During 1999, the Consolidated Group's average initial yield requirement ranged from 9.5% to 14% for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

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

Current Mix of Receivable Investment Holdings

  The Consolidated Group's investments in Receivables include Receivables collateralized by first or second liens, primarily on single family residential property and commercial properties. Management believes that the yield earned on the mortgages collateralized by commercial property is higher than the yield on Receivables collateralized by single family residential property, while the credit risks are lower for the mortgage collateralized by single family residential property. Management also believes that much of the risk in the residential mortgage portion of the portfolio is dissipated by the large numbers of relatively small individual Receivables, the geographic dispersion of the collateral and the collateral value to investment amount requirements.

  The following table presents consolidated information regarding the Consolidated Group's investments in Receivables collateralized by all types of real estate, as of September 30, 1999 and 1998:

                                                       1999          1998
                                                   ------------  ------------
   Face value of discounted Receivables........... $ 63,704,841  $ 72,733,711
   Face value of originated and non discounted
    Receivables...................................   60,411,690    55,416,736
   Unrealized discounts, net of unamortized
    acquisition costs.............................   (2,641,859)   (5,042,703)
   Allowance for losses...........................   (3,082,918)   (1,843,055)
   Accrued interest receivable....................    1,291,761       515,713
                                                   ------------  ------------
   Carrying value................................. $119,683,515  $121,780,402
                                                   ============  ============

  As of September 30, 1999, approximately 97% of the Consolidated Group's investments in Receivables were collateralized by first lien positions on real estate and 3% in second lien positions. The Receivables are collateralized by residential and commercial properties representing approximately 24% and 50% of such investments as of September 30, 1999, respectively.

  The Consolidated Group's Receivables at September 30, 1999 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

       Hawaii...............................................................  21%
       Washington...........................................................  21
       California...........................................................  14
       Arizona..............................................................   7
       Nevada...............................................................   6
       Colorado.............................................................   5
       Oregon...............................................................   5
       New York.............................................................   3

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                              September 30, 1999

  Approximately 1% of the Receivables are subject to variable interest rates. Interest rates range from 0% to 18% with rates principally (77% of face value) within the range of 8% to 13%. The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                                                         Non
                                      Interest     Carrying    Delinquent  Number of   Accrual   Number of
                          Number of     Rates     Amount of    Principal  Delinquent  Principal Non Accrual
      Description        Receivables Principally Receivables     Amount   Receivables  Amount   Receivables
      -----------        ----------- ----------- ------------  ---------- ----------- --------- -----------
RESIDENTIAL
 First Mortgage >
  $75,000...............       56        8-11%   $  6,914,078  $1,244,424       9       $ --        --
 First Mortgage >
  $40,000...............      139        8-10       7,204,023     294,999       6         --        --
 First Mortgage <
  $40,000...............    1,710        8-14      13,519,766     545,520      45         --        --
 Second or Lower >
  $75,000...............        2         8-9         332,230         --       --         --        --
 Second or Lower >
  $40,000...............        8        9-10         415,056      40,000       1         --        --
 Second or Lower <
  $40,000...............       70        8-11       1,142,835     167,690       6         --        --
COMMERCIAL
 First Mortgage >
  $75,000...............       81        8-13      58,301,129   5,014,895       7         --        --
 First Mortgage >
  $40,000...............       35        8-10       1,896,952     128,613       2         --        --
 First Mortgage <
  $40,000...............       51        8-18         678,730         --       --         --        --
 Second or Lower >
  $75,000...............        6       10-15         945,062         --       --         --        --
 Second or Lower >
  $40,000...............        2       10-11         128,975      60,470       1         --        --
 Second or Lower <
  $40,000...............        6        8-10          84,644         --       --         --        --
FARM, LAND AND OTHER
 First Mortgage >
  $75,000...............       16        8-12      30,554,949         --       --         --        --
 First Mortgage >
  $40,000...............       13        8-10         669,320      41,300       1         --        --
 First Mortgage <
  $40,000...............       37        8-10         751,147         --       --         --        --
 Second or Lower >
  $75,000...............        2           9         345,601     186,403       1         --        --
 Second or Lower >
  $40,000...............        1           6          72,201         --       --         --        --
 Second or Lower <
  $40,000...............        8        9-11         159,833      22,183       1         --        --
 Unrealized discounts,
  net of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount.........                           (2,641,859)
 Accrued Interest
  Receivable............                            1,291,761
 Allowance for Losses...                           (3,082,918)
                                                 ------------  ----------               -----
CARRYING VALUE..........                         $119,683,515  $7,746,497               $ --
                                                 ============  ==========               =====

  The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                           Residential Commercial    Farm, Land,      Total
                            Principal   Principal  Other Principal  Principal
                           ----------- ----------- --------------- ------------
October 1999-September
 2002....................  $ 4,975,778 $39,038,805   $21,919,399   $ 65,933,982
October 2002-September
 2004....................    3,223,142   9,742,559     9,124,912     22,090,613
October 2004-September
 2006....................    8,364,853   4,040,143       355,823     12,760,819
October 2006-September
 2009....................    4,107,482   4,264,670       172,198      8,544,350
October 2009-September
 2014....................    4,750,501   2,551,856       346,153      7,648,510
October 2014-September
 2019....................    1,638,423   1,157,254       240,138      3,035,815
October 2019-Thereafter..    2,467,809   1,240,205       394,428      4,102,442
                           ----------- -----------   -----------   ------------
                           $29,527,988 $62,035,492   $32,553,051   $124,116,531
                           =========== ===========   ===========   ============

  The Consolidated Group held 2,243 Receivables collateralized by real estate, as of September 30, 1999. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 11.8%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                              September 30, 1998

  Approximately 1% of the Receivables are subject to variable interest rates. Interest rates range from 0% to 19% with rates principally (71% of face value) within the range of 8% to 12%. The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                                                         Non
                                      Interest     Carrying    Delinquent  Number of   Accrual   Number of
                          Number of     Rates     Amount of    Principal  Delinquent  Principal Non Accrual
      Description        Receivables Principally Receivables     Amount   Receivables  Amount   Receivables
      -----------        ----------- ----------- ------------  ---------- ----------- --------- -----------
RESIDENTIAL
 First Mortgage >
  $75,000...............     116         7-10%   $ 18,550,671  $1,351,289       7       $ --        --
 First Mortgage >
  $40,000...............     276         7-10      15,703,404     998,383      19         --        --
 First Mortgage <
  $40,000...............     568         8-12      12,307,560     417,260      19         --        --
 Second or Lower >
  $75,000...............       8         8-12       1,010,378         --       --         --        --
 Second or Lower >
  $40,000...............      31         8-10       1,734,344      85,762       2         --        --
 Second or Lower <
  $40,000...............     157         8-11       3,259,829      66,406       5         --        --
COMMERCIAL
 First Mortgage >
  $75,000...............     123         8-13      47,777,727   1,052,781       5         --        --
 First Mortgage >
  $40,000...............      51         8-10       3,161,885     111,797       2         --        --
 First Mortgage <
  $40,000...............      76         8-18       1,277,752         --       --         --        --
 Second or Lower >
  $75,000...............       9        10-15       2,484,904         --       --         --        --
 Second or Lower >
  $40,000...............       8         9-11         474,404     170,674       3         --        --
 Second or Lower <
  $40,000...............      13        10-11         298,089         --       --         --        --
FARM, LAND AND OTHER
 First Mortgage >
  $75,000...............      36         8-12      10,201,534         --       --         --        --
 First Mortgage >
  $40,000...............      37         8-10       2,137,455      72,050       1         --        --
 First Mortgage <
  $40,000...............     881         8-12       7,261,547     128,792      12         --        --
 Second or Lower >
  $75,000...............       1         8-10         201,014     186,406       1         --        --
 Second or Lower >
  $40,000...............       2         9-12         109,886         --       --         --        --
 Second or Lower <
  $40,000...............      10         8-10         198,064         --       --         --        --
 Unrealized discounts,
  net of unamortized
  acquisition costs, on
  Receivables purchased
  at a discount.........                           (5,042,703)
 Accrued Interest
  Receivable............                              515,713                                       --
 Allowance for Losses...                           (1,843,055)                                      --
                                                 ------------  ----------               -----
CARRYING VALUE..........                         $121,780,402  $4,641,600               $ --        --
                                                 ============  ==========               =====

  The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                          Residential Commercial    Farm, Land,      Total
                           Principal   Principal  Other Principal  Principal
                          ----------- ----------- --------------- ------------
October 1998 - September
 2001.................... $ 9,669,524 $29,930,719   $ 9,142,530   $ 48,742,773
October 2001 - September
 2003....................   6,802,800   7,399,990     2,053,363     16,256,153
October 2003 - September
 2005....................   5,311,275   6,873,094     4,727,787     16,912,156
October 2005 - September
 2008....................   9,084,129   4,998,753     1,264,013     15,346,895
October 2008 - September
 2013....................  10,648,215   3,947,295     1,128,836     15,724,346
October 2013 - September
 2018....................   5,316,004     674,323     1,253,091      7,243,418
October 2017 -
 Thereafter..............   5,734,239   1,650,587       539,880      7,924,706
                          ----------- -----------   -----------   ------------
                          $52,566,186 $55,474,761   $20,109,500   $128,150,447
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

Delinquency Experience and Collection Procedures

  The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 1999 was 6.2% compared to 4.2% and 4.0% at September 30, 1998 and 1997, respectively. Management expects higher delinquency rates, because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae), because of the increasing concentration of acquisitions in commercial loans and because loans which have no current delinquency can be sold in securitizations, while delinquent loans cannot be sold. Management also believes that these higher delinquency rates will be generally offset by higher yields and the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables. See "--Allowance for Losses on Receivables." As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A" credit lending markets.

  Metwest provides Receivable collections and servicing to Summit, Old Standard and Old West pursuant to specific procedures. Collections efforts of delinquent amounts of Receivables are organized in a step stage format which staggers the intensity of the collection effort based upon the delinquency severity and allowing the more experienced collectors to handle the more delinquent accounts. Metwest utilizes a computer generated payment behavior and scoring system to determine at which point a borrower will be called on a late payment which sometimes may be as soon as the first day of delinquency. If the system determines that a call should be placed to a borrower prior to the tenth day of delinquency a front-end collector will place a collection call to the payor. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the payor notifying the payor of the delinquency and the applicable late charge. When 10 days delinquent, the Receivable will be assigned to a second stage collector who will attempt to make verbal contact with the payor no later than the twenty-ninth day of delinquency if the payment and behavior scoring system indicates that a call should be placed at that time. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the payor. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the payor. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used to determine whether to forward the file: (i) to the loan modification center for a workout solicitation or acceleration; (ii) to the foreclosure department; or (iii) to the pre-foreclosure committee for review to determine the best method for solving the delinquency (either through additional workout attempts or through foreclosure). Generally, for those loans for which verbal contact has been made, a collector will work with the borrower to bring the loan current, or refer the loan to the loan modification center for a work out. Collectors continue to attempt to make contact with the payor, unless otherwise referred to the foreclosure department or the loan modification center, through the sixtieth day of delinquency. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately 75 days after the initial default. If accounts are reinstated prior to completion of the legal action, as a condition of reinstatement, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, in some cases.

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

 Allowance for Losses on Receivables

  The Consolidated Group establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. The Consolidated Group reviews the results of its resales of repossessed real estate to identify market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group then adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and losses on resales. The allowance for losses was 2.5%, 1.4% and 1.1% of the face value of Receivables collateralized by real estate at September 30, 1999, 1998 and 1997, respectively.

  The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                     September 30,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
Balance, beginning of year............... $ 1,843,055  $ 1,153,278  $   974,487
Provision for losses.....................   1,507,953    1,243,044      386,525
Chargeoffs...............................    (268,090)    (553,267)    (207,734)
                                          -----------  -----------  -----------
                                          $ 3,082,918  $ 1,843,055  $ 1,153,278
                                          ===========  ===========  ===========

  There were no impaired real estate contracts and mortgage notes receivable at September 30, 1999 and 1998. At September 30, 1997, the net investment in real estate contracts and mortgage notes receivable for which impairment has been recognized was approximately $118,000, of which approximately $21,000, representing the amount by which the net carrying value of the receivable exceeds the fair value of the collateral, has been specifically included in the allowance for losses on real estate assets. Had these receivables performed in accordance with their terms, additional interest income of approximately $1,900 would have been recognized during the period of impairment.

  During the years ended September 30, 1999, 1998 and 1997, the average recorded investment in impaired receivables was approximately $80,000, $87,000 and $113,000, respectively. During the years ended September 30, 1999, 1998 and 1997, interest income in the approximate amount of $9,500, $9,000 and $10,000, respectively, was recognized on these receivables during the period in which they were impaired.

  The provision for losses on real estate contracts and mortgage notes receivable, including commercial loans, is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Company considers its delinquency and loss experience in determining the likelihood that receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Company manages its risk of loss upon default through the underwriting process, which is performed by Metropolitan, which reviews demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a receivable. Management does not expect that the loss experience related to the receivables will increase materially during the next full year of operations.

 Repossessed Properties

  Summit, Old Standard and Old West own various repossessed properties that are held for sale. At September 30, 1999, 32 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately $2,448,000 were held, of which the largest single property had a carrying value of approximately $767,000.

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

  Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically, the certificates consist of several different classes, including senior certificates, residual interest certificates and may also include intermediate classes of subordinated certificates. The senior certificates are sold to investors who are generally institutional investors. If a market exists, some or all of the subordinate certificates are also sold to investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest certificates. Such interests are generally initially apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust and may be resecuritized.

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

  Through September 30, 1999, the Consolidated Group (principally Summit and Old Standard) has participated as a seller of Receivables in five real estate Receivable securitizations and one structured settlement Receivable securitization with Metropolitan. The Consolidated Group's percentage of each real estate securitization has been less than approximately 10% in each transaction. The Consolidated Group's percentage of the structured settlement securitization was approximately 42%. In each securitization, Metropolitan has typically used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the Consolidated Group at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

  The Consolidated Group (principally Summit and Old Standard) has participated as Sellers in securitizations with Metropolitan and Western United. In these securitizations, the rights of the senior certificate holders were enhanced though subordinating the right of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies initially retained their respective residual interests but recently, certain of such residual interests were resecuritized. At September 30, 1999, the residual interests held by Summit and Old Standard from the prior securitizations aggregated approximately $2.9 million.

  In addition to sales through securitizations, the Consolidated Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale.

  During 1999, Summit, Old Standard, and Old West received proceeds of approximately $70.7 million from the sale of portfolios of real estate Receivables through securitization and direct sales and received proceeds of $16.7 million from the securitization and direct sale of other Receivable investments. During 1999 and 1998, gains on these securitizations and direct sales were approximately $3.2 million and $2.1 million, respectively.

                              ANNUITY OPERATIONS

Introduction

  The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group from Metropolitan on May 31, 1995. Old Standard had total assets of approximately $161 million at September 30, 1999. Old Standard markets its annuity products through approximately 230 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Illinois, Michigan, Montana, North Dakota, Oregon, South Dakota, Washington, Wisconsin and Utah. During calendar 1998, the most recent year for which statistical information is available, Old Standard's individual annuity market share in Idaho was 2.6%, ranking it the tenth largest producer of annuities in Idaho during the period.

  The Consolidated Group acquired Arizona Life Insurance Company ("Arizona Life") on December 28, 1995. Arizona Life subsequently changed its name to Old West. As of September 30, 1999, Old West had total assets of approximately $78 million. Old West is licensed in Arizona, California, Delaware, Idaho, New Mexico, Texas and Utah and has an application pending in Kansas. It commenced annuity sales and Receivable investing activities during fiscal 1996.

  Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

  There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may invest in Receivables collateralized by first position liens on real estate. As of September 30, 1999, 38% of Old Standard's assets were invested in Receivables collateralized by real estate, and 8% in lotteries. As of September 30, 1999, 34% of Old West's assets were invested in Receivables collateralized by real estate. As of September 30, 1999, the balance of Old Standard's and Old West's investments were principally invested in corporate and government securities. See "REGULATION."

  Generally, loans which are acquired through the institutional secondary mortgage market qualify as "mortgage related securities" pursuant to the Secondary Mortgage Market Enhancement Act ("SMMEA"). SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations which are issued by or guaranteed as to principal and interest by the United States government, its agencies or instrumentalities can be acquired. Such acquisitions are exempt from certain state insurance regulations including loan to collateral value and appraisal regulations.

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

  Old Standard's and Old West's annuities also qualify as investments under several of the tax-advantaged programs.

  During 2000, the Consolidated Group anticipates correlating premium cash flows substantially with the cash flows availability from Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium cash flows and resulting total asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Old West, and the ability to securitize or otherwise sell Receivables.

  Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 1999, deferred policy acquisition costs were approximately 4.8% of annuity reserves. Since surrender charges typically do not exceed 5% of policy amounts, increasing termination rates may have an adverse impact on the insurance subsidiaries' earnings, requiring faster amortization of these costs. During the years ended September 30, 1997, 1998 and 1999, the amortization of deferred policy acquisition costs was approximately $422,000, $1,195,000 and $2,365,000, respectively. The calculations have been reviewed by an actuary.

  Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the years ended September 30, 1997, 1998 and 1999, annualized lapse rates were approximately 11.1%, 11.6% and 12.0%, respectively. For the same periods, withdrawals and benefits were approximately $9.6 million, $7.0 million and $20.0 million, respectively.

  The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 1999, 1998 and 1997, respectively, is as follows:

                                             1999         1998         1997
                                          -----------  -----------  -----------
Net Income--GAAP......................... $ 4,044,618  $ 3,211,934  $ 2,409,260
Adjustments to reconcile:
  Deferred policy acquisition cost.......  (1,824,402)  (1,597,861)  (2,650,898)
  State insurance guaranty fund..........     302,320          864         (298)
  Annuity reserves and benefits..........     630,260     (703,876)    (167,439)
  Capital gains and IMR amortization.....  (1,400,626)  (1,592,281)    (777,877)
  Allowance for losses...................      66,481    1,112,982      712,485
  Federal income taxes...................    (282,054)     416,457      404,346
  Other..................................         --        53,343      230,714
                                          -----------  -----------  -----------
Net Income--Statutory.................... $ 1,536,597  $   901,562  $   160,293
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

  Old Standard has entered into two separate reinsurance agreements with Western United. The first of those two agreements became effective January 23, 1997 and was terminated with respect to additional premiums on September 30, 1997. Under this first agreement, Western United reinsured with Old Standard 75% of the risk on six different annuity products and premium ceded was approximately $28.0 million. Western United received ceding allowances equal to expected commission plus 1.0% of the premium, which was approximately
$1.6 million.

  The second of the two agreements became effective July 1, 1998 and remained in effect at September 30, 1999. Under this second agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and premium ceded during the fiscal year ended September 30, 1999 was approximately $44.7 million. Western United received ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately $2.3 million during the fiscal year ended September 30, 1999.

  These agreements have allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the second agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2000. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  In December 1998, Old Standard ceded a block of single premium deferred annuities in the amount of approximately $37.5 million to its wholly owned subsidiary Old West. The ceding allowance was approximately $2.1 million. The reinsurance was a one-time transaction. Future reinsurance between Old Standard and Old West currently is not anticipated. The objective of the transaction was to position Old West for consistent future profitability. In addition, management believes that the increase in Old West's asset size will better position Old West in its market place. It is expected that Old Standard will, in return, benefit from the profitability of its subsidiary.

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

  The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves were approximately $201.3 million at September 30, 1999 based on GAAP financial reporting.

                            SECURITIES INVESTMENTS

  At September 30, 1999 and 1998, 93% and 71%, respectively, of the Consolidated Group's securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

  The following table outlines the nature and carrying value of securities investments held by Old Standard and Old West at September 30, 1999:

                                       Available-    Held-to-
                           Trading      For-Sale     Maturity
                          Portfolio    Portfolio    Portfolio      Total     Percentage
                         ------------ ------------ ------------ ------------ ----------
                                             (Dollars in Thousands)
Total Amount............ $ 11,117,556 $ 70,681,009 $  1,499,914 $ 83,298,479   100.0%
                         ============ ============ ============ ============   =====
% Invested in:
  Fixed Income.......... $ 11,117,556 $ 70,276,309 $  1,499,914 $ 82,893,779    99.5%
  Equities..............          --       404,700          --       404,700     0.5
                         ------------ ------------ ------------ ------------   -----
                         $ 11,117,556 $ 70,681,009 $  1,499,914 $ 83,298,479   100.0%
                         ============ ============ ============ ============   =====
% Fixed Income:
  Taxable............... $ 11,117,556 $ 70,276,309 $  1,499,914 $ 82,893,779   100.0%
  Non-taxable...........          --           --           --           --      0.0
                         ------------ ------------ ------------ ------------   -----
                         $ 11,117,556 $ 70,276,309 $  1,499,914 $ 82,893,779   100.0%
                         ============ ============ ============ ============   =====
% Taxable:
  U.S. Government....... $        --  $  4,521,250 $  1,499,914 $  6,021,164     7.3%
  Corporate.............   11,117,556   65,755,059          --    76,872,615    92.7
                         ------------ ------------ ------------ ------------   -----
                         $ 11,117,556 $ 70,276,309 $  1,499,914 $ 82,893,779   100.0%
                         ============ ============ ============ ============   =====
% Corporate:
  AAA................... $        --  $  7,493,750 $        --  $  7,493,750     9.7%
  AA....................          --    20,602,917          --    20,602,917    26.8
  A.....................    4,847,254    6,520,484          --    11,367,738    14.8
  BBB...................          --    28,351,175          --    28,351,175    36.9
  BB....................          --     2,786,733          --     2,786,733     3.6
  B.....................          --           --           --           --      0.0
  Below investment
   grade................    6,270,302          --           --     6,270,302     8.2
                         ------------ ------------ ------------ ------------   -----
                         $ 11,117,556 $ 65,755,059 $        --  $ 76,872,615   100.0%
                         ============ ============ ============ ============   =====
% Corporate:
  Mortgage-and asset-
   backed............... $ 11,117,556 $ 65,755,059 $        --  $ 76,872,615   100.0%
  Finance...............          --           --           --           --      0.0
  Industrial............          --           --           --           --      0.0
                         ------------ ------------ ------------ ------------   -----
                         $ 11,117,556 $ 65,755,059 $        --  $ 76,872,615   100.0%
                         ============ ============ ============ ============   =====

  Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION." Investments primarily include corporate, government agency, and direct government obligations.

  Old Standard and Old West are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 1999, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7.

                              METHOD OF FINANCING

  The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, certificates, preferred stock and sales and securitizations of Receivables. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of brokerage firms and including the Federal Home Loan Bank of Seattle. As of September 30, 1999, no short-term collateralized borrowings were outstanding.

  The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

                           BROKER/DEALER ACTIVITIES

  MIS is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit and of Metropolitan. In addition, MIS currently markets several families of mutual funds, and general securities. MIS is licensed as a broker/dealer in 16 states. MIS had net income of approximately $125,000 during 1999. Management has made staffing, management and budget changes which are designed to expand the market and improve the profitability of MIS. There can be no assurance that these efforts will continue to be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7 and Item 13.

                         PROPERTY DEVELOPMENT SERVICES

  Summit Property Development, Inc. provides real estate development services for a fee. Currently, its principal clients are Metropolitan and Western United. Such services may include but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating losses for the Consolidated Group during the fiscal year ended September 30, 1999 of approximately $176,000 on revenues of approximately $1,911,000. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7 and Item 13.

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

  Summit competes with many other lending institutions in its commercial loan origination program. The commercial lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. Summit believes that its flexible underwriting, pricing guidelines and closing speed enhance its ability to compete in this market. There can be no assurance that Summit's commercial loan origination program will be successful in expanding these activities, or that they will be profitable, if expanded.

  The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's and Old West's management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. ("Best") rating of "B" (fair), and Old West has been assigned a Best rating of "B" (fair). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of the policyholders and insurance agents.

                                  REGULATION

  Old Standard and Old West are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the States of Idaho and Arizona, respectively. Old West is also considered to be commercially domiciled in the State of Texas due to the percent of its sales to residents of Texas. As such, Old West is subject to holding company and related regulations in the State of Texas. Each act regulates transactions between insurance companies and their affiliates. It requires that the insurance companies provide prior notification to the respective Insurance Commissioners of certain transactions between an insurance company and Summit or any other affiliate. In certain instances, approval from the respective Insurance Commissioner is required prior to engaging in an affiliated transaction.

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

   The net amounts expensed by Old Standard and Old West for guaranty fund assessments and charged to operations for the years ended September 30, 1999, 1998 and 1997 were approximately $270,000, $119,000 and $120,000, respectively. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1997. Management does not believe that the amount of future assessments associated with known insolvencies after 1997 will be material to its financial condition, results of operations or cash flows. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies.

   Old Standard and Old West are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unassigned statutory surplus (deficit) of Old Standard and Old West totaled approximately $457,000 and $(2,823,000), respectively, as of September 30, 1999.

   For statutory purposes, Old Standard's and Old West's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                                        As of December 31,
                                  As of September 30, ------------------------
                                         1999          1998     1997     1996
                                  ------------------- -------  -------  ------
                                            (Dollars in Thousands)
Old Standard:
  Capital and Surplus............       $15,257       $12,360  $10,359  $8,324
  Ratio of Capital and Surplus to
   Admitted Assets...............           9.9%          9.4%     9.7%   11.6%
Old West:
  Capital and Surplus............       $ 7,285       $ 5,961  $ 3,039  $2,481
  Ratio of Capital and Surplus to
   Admitted Assets...............           9.5%          9.3%    18.9%   53.5%

   Although the States of Idaho and Arizona require only $2.0 million and $450,000, respectively, in capital and surplus to conduct insurance business, the insurance companies have attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

   Idaho and Arizona have enacted the Risk Based Capital Model Law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. At September 30, 1999, the insurance subsidiaries' capital and surplus levels exceeded the calculated minimum requirements.

   MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc., the Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

Item 2. Properties

   The principal offices of Summit and its subsidiaries are located in an office building owned by Metropolitan located at 601 West First Avenue, Spokane, Washington 99201-5015. See "Item 1.--INTRODUCTION."

Item 3. Legal Proceedings

   There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Consolidated Group's security holders during the fourth quarter ended September 30, 1999.

                                    PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder
Matters

  1. (a) Market Information. There is no market for the Registrant's common stock.

      (b) Holders. At September 30, 1999, there was one common stockholder, National Summit Corp.

      (c) Dividends. The Registrant paid dividends per share of $0 and $21.07 during fiscal 1999 and 1998, respectively.

  2.  Recent Sales of Unregistered Securities. None.

Item 6. Selected Financial Data

                            SUMMIT SECURITIES, INC.

                     SELECTED CONSOLIDATED FINANCIAL DATA

  The selected financial data shown below summarizes certain consolidated financial information of the Consolidated Group's for the five years in the period ended September 30, 1999.

                                             Year Ended September 30,
                          -------------------------------------------------------------------
                              1999          1998          1997          1996         1995
                          ------------  ------------  ------------  ------------  -----------
Income Statement Data:
Revenues................  $ 36,198,936  $ 29,965,547  $ 19,785,462  $ 14,536,449  $ 9,576,615
                          ============  ============  ============  ============  ===========
Net income..............  $  2,814,828  $  2,524,027  $  1,851,240  $  1,244,522  $   587,559
Preferred stock
 dividends..............      (838,356)     (498,533)     (446,560)     (333,606)    (309,061)
                          ------------  ------------  ------------  ------------  -----------
Income applicable to
 common stockholder.....  $  1,976,472  $  2,025,494  $  1,404,680  $    910,916  $   278,498
                          ============  ============  ============  ============  ===========
Per Common Share Data:
Basic and diluted income
 per share applicable to
 common stockholder.....  $     197.65  $     202.55  $     140.47  $      91.09  $     27.85
                          ============  ============  ============  ============  ===========
Weighted average number
 of common shares
 outstanding............        10,000        10,000        10,000        10,000       10,000
                          ============  ============  ============  ============  ===========
Cash dividends per
 common share...........  $       0.00  $      21.07  $       0.00  $       0.00  $      0.00
                          ============  ============  ============  ============  ===========
Ratio of earnings to
 fixed charges..........          1.57          1.64          1.46          1.40         1.25
Ratio of earnings to
 fixed charges and
 preferred stock
 dividends..............          1.34          1.46          1.31          1.26         1.11
Balance Sheet Data:
Due from/(to) affiliated
 companies, net.........  $   (151,077) $ 10,985,805  $    870,255  $  1,296,290  $(1,960,104)
Total assets............  $295,115,959  $206,594,234  $166,354,070  $117,266,680  $96,346,572
Debt securities and
 other debt payable.....  $ 72,086,696  $ 56,078,514  $ 50,607,983  $ 46,674,841  $38,650,532
Stockholders' equity....  $ 19,104,955  $ 10,684,064  $  7,756,643  $  5,358,774  $ 3,907,067

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

  The following discussion should be read in conjunction with the attached audited consolidated financial statements and notes thereto for the three year period ended September 30, 1999.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              For the Three Fiscal Years Ended September 30, 1999

Introduction

  Summit's operations for the current fiscal year ended September 30, 1999 continued to benefit from the acquisition and start-up of several new operating subsidiaries acquired during 1995. MIS was acquired from Summit's former parent company in January 1995. At the same time, Summit established a property development subsidiary, Summit Property Development. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13. Summit acquired Old Standard from Summit's former parent company on May 31, 1995 and acquired Old West from ILA Financial Services, Inc. in December of 1995. Of these transactions, the largest was the acquisition of Old Standard. As of September 30, 1999, Old Standard had total assets of approximately $160.6 million. During the fiscal year ended September 30, 1999, MIS, Summit Property Development, Old Standard and Old West contributed gross revenues of approximately $3.9 million, $1.9 million, $16.8 million and $7.0 million, respectively, to the Consolidated Group. For the same period, Summit Property Development, MIS, Old Standard and Old West contributed operating income (losses) of approximately $(176,000), $190,000, $4,283,000 and $987,000, respectively, to the Consolidated Group.

Results of Operations

  Revenues of the Consolidated Group increased to approximately $36.2 million in 1999 from $30.0 million in 1998 and from $19.8 million in 1997. The increase in revenues from 1998 to 1999, as was the case from 1997 to 1998, is primarily attributable to the continuing increase in investment earnings (interest and earned discounts), due largely to the continuing growth of its insurance subsidiaries Old Standard and Old West. In both periods, the Consolidated Group realized increased gains from the sales of Receivables of over $1.1 million. The Consolidated Group has increased its securities investments to approximately $94.7 million at September 30, 1999 from $18.1 million at September 30, 1998. Additionally, the Consolidated Group continued to invest in Receivables, annuities and structured settlements ending the year at September 30, 1999 with a total outstanding investment of $140.8 million, which is a decrease from the $148.7 million investment at September 30, 1998 due primarily to a sale of $21.5 million of Receivables just prior to year end.

  Net income before preferred stock dividends for the fiscal year ended September 30, 1999 was $2,815,000 compared to $2,524,000 in 1998 and
$1,851,000 in 1997. The increase from 1999 to 1998, as was the case from 1997 to 1998, was primarily the result of an increase in the margin between interest sensitive income and interest sensitive expense caused largely by the continued growth in Old Standard's investment and Receivable portfolios, increased gains on the sale of investments and Receivables, all of which were only partially offset by increases in its provision for losses on real estate assets, salaries and benefits, commissions and other operating expenses. Additionally, fees, commissions and service income showed a decrease in 1999 from 1998, while fees, commissions and service income showed a significant increase from 1997 to 1998.

  The Consolidated Group strives to maximize its risk-adjusted return by investing in non-conventional real estate Receivables and originating small to mid-sized commercial loans. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. Commercial loans are generally small to mid-sized loans that are originated for less than $5 million and are collateralized by multi-family properties and various types of commercial properties.

The Consolidated Group anticipates that a substantial majority of its Receivable acquisitions during 2000 may be new commercial loan originations. See "RECEIVABLE INVESTMENTS" under Item 1.

  These seller financed Receivables are the types of non-conventional residential Receivables normally acquired by the Consolidated Group. Because borrowers in this market commonly have blemished credit records, the Consolidated Group's underwriting practices commonly focus more strongly on the collateral value as the ultimate source for repayment. While higher delinquency rates are expected in connection with its investment in non-conventional Receivables, the Consolidated Group believes this risk is generally offset by the value of the underlying collateral and the superior interest yields realized over normal conventional financing.

  Since the date of its incorporation through approximately the end of calendar year 1993 and again in 1995, through 1999, Summit has generally benefited from a declining interest rate environment with lower cost of funds and relatively consistent interest yields on acquired Receivables. In addition, the declining interest rate environment positively impacted earnings by increasing the value of the portfolio of predominantly fixed rate Receivables. This situation was evident in 1999, 1998 and 1997, as the Consolidated Group was able to realize gains of approximately $3,210,000, $2,103,000 and $955,000, respectively, from the sale of Receivables. Higher than anticipated levels of prepayments in the Receivable portfolio were experienced during the years 1994 through 1999, allowing Summit to recognize unamortized discounts on Receivables which increased resultant yields.

  During 1994 and continuing in 1995 through 1999, Metropolitan, Summit's former parent and the primary supplier of Receivables, began charging the Consolidated Group underwriting fees associated with Receivable acquisitions. The charging of the underwriting fee results in a somewhat lower yield over the life of the newly acquired Receivables. However, management believes the yield to be favorable in comparison to other investment opportunities. See "RECEIVABLE INVESTMENTS" under Item 1.

  As the national economy has experienced moderate growth over the past three years, the Consolidated Group's financial results were not materially impacted by general economic factors because of: (a) the wide geographic dispersion of its Receivables; (b) the relatively small average size of its residential mortgage Receivables; (c) strong underwriting and loan-to-value requirements for commercial lending; and (d) a continuing strong demand for tax-advantaged products, such as annuities.

  Maintaining efficient collection efforts and minimizing delinquencies in the Consolidated Group's Receivable portfolio are ongoing management goals. During 1999, the Consolidated Group realized gains on the sale of repossessed real estate and real estate held for sale of approximately $143,000 as compared to a loss of $118,000 in 1998 and a loss of $80,000 in 1997. In connection with the increased size and change of mix of the Consolidated Group's Receivable and real estate portfolios and its increased delinquency experience, the Consolidated Group has increased its provision for losses on assets collateralized by real estate. Provisions for losses were approximately $2,326,000, $1,799,000 and $986,000, for 1999, 1998 and 1997, respectively. At
September 30, 1999, the Consolidated Group had an allowance for losses on real estate assets of approximately $3,083,000 compared to $1,843,000 and $1,153,000 at September 30, 1998 and 1997, respectively. The increases in 1999 and 1998 were primarily due to increases in the size and change of mix of the respective year's Receivable portfolios, in particular, increased originations of commercial loans. At September 30, 1999, 1998, and 1997, the allowance for losses represented approximately 2.5%, 1.4% and 1.1%, respectively, of the face value of Receivables collateralized by real estate. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Groups relatively short experience with these types of assets, the Consolidated Group is unable to predict with certainty whether these allowances will be adequately stated.

Interest Sensitive Income and Expense

  Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits and the interest costs of certificates, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other investment income.

  The Consolidated Group is in an "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase, thus rising interest rates will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline, thus falling interest rates will have a negative impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

  Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and certificate redemptions, and should not be relied upon as indicative of actual future results.

  The following table presents, as of September 30, 1999, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management".

                                               Fair Value With Interest Rate
                                                          Change
                                            -----------------------------------
                          Carrying   Fair   Decrease Decrease Increase Increase
                          Amounts   Value      1%       2%       1%       2%
                          -------- -------- -------- -------- -------- --------
                                         (Dollars in Thousands)
Financial Assets:
 Cash and cash
  equivalents...........  $ 42,242 $ 42,242 $ 42,242 $ 42,242 $ 42,242 $ 42,242
 Investments:
 Affiliated companies...     4,522    4,522    4,522    4,522    4,522    4,522
 Trading................    11,118   11,118   11,567   12,053   10,701   10,313
 Available-for-sale.....    76,474   76,474   79,712   83,227   73,482   70,710
 Held-to-maturity.......     1,500    1,505    1,549    1,601    1,452    1,407
 Real estate contracts
  and mortgage notes....   121,475  131,452  135,185  139,101  127,892  124,494
 Other receivable
  investments...........    21,158   22,095   22,968   23,891   21,269   20,487
                          -------- -------- -------- -------- -------- --------
                          $278,489 $289,408 $297,745 $306,637 $281,560 $274,175
                          ======== ======== ======== ======== ======== ========
Financial Liabilities:
 Annuity reserves.......  $201,331 $201,331 $206,255 $211,348 $196,568 $191,962
 Investment
  certificates..........    70,726   72,473   72,259   73,840   69,237   67,792
 Debt payable...........       279      286      285      291      273      268
                          -------- -------- -------- -------- -------- --------
                          $272,336 $274,090 $278,799 $285,479 $266,078 $260,022
                          ======== ======== ======== ======== ======== ========

  The excess of interest sensitive income over interest sensitive expense was approximately $7.9 million in 1999, $5.5 million in 1998 and $3.9 million in 1997. The increase from 1998 to 1999, as was the case from 1997 to 1998, was attributable to increased investments in the Receivable and investment securities portfolios, which was largely due to the continued growth of Old Standard and Old West.

  The calculations of present value have certain shortcomings. The discount rates utilized for Receivables and investment securities are based on estimated market interest rate levels of similar receivables and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Consolidated Group's Receivables and investment securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for investment certificates, annuity reserves and debt payable are based upon alternative types and sources of funds which are not necessarily indicative of the present value of such instruments. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Consolidated Group's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Consolidated Group designed to mitigate the effect on the value of, and the net earnings generated from, the Consolidated Group's net assets from any change in interest rates.

Fees, Commissions, Service and Other Income

  Fees, commissions, service and other income decreased to approximately $4,464,000 in 1999 from $4,845,000 in 1998 and $3,545,000 in 1997. Revenues in
1999 consisted primarily of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, and service fees earned by its property development subsidiary, Summit Property Development. MIS and Summit's property development subsidiary earned approximately $2,263,000 in commissions (after eliminating commissions received by MIS from Summit) and approximately $1,911,000 in service fees in 1999, respectively. The decrease in revenue in 1999 of approximately $381,000 resulted primarily from a decrease in commissions earned by MIS. The increase in revenue in 1998 of approximately $1,300,000 resulted primarily from an increase in commissions earned by MIS.

Other Expenses

  Operating expenses increased to approximately $9,778,000 in 1999 from $7,824,000 in 1998 and from $5,432,000 in 1997. The 1999 increase in operating expenses was principally the result of increased commissions to agents, in particular commissions paid by Old Standard and Old West which increased by approximately $1.3 million and increased operating costs associated with its insurance operations which included an increase in amortization of deferred policy acquisition costs of approximately $1.2 million. The 1998 increase in operating expenses was principally the result of increased commissions to agents, in particular commissions paid by MIS which increased by over $1.0 million and increased operating costs associated with its insurance operations which included an increase in amortization of deferred policy acquisition costs of over $750,000.

Provision for Losses on Real Estate Receivables

  To provide for what management believes is an adequate allowance for probable losses, the provision for losses on Receivables has increased with the shift of the size and mix of the Receivables portfolio, including an increase in the number of commercial loans. There can be no assurance, however, that actual losses will not exceed management's expectations. The following table summarizes changes in the Consolidated Group's allowance for losses on Receivables:

                                                1999        1998        1997
                                             ----------  ----------  ----------
Beginning Balance........................... $1,843,055  $1,153,278  $  974,487
Increase due to:
 Provision for losses.......................  1,507,953   1,243,044     386,525
 Charge-offs................................   (268,090)   (553,267)   (207,734)
                                             ----------  ----------  ----------
Ending Balance.............................. $3,082,918  $1,843,055  $1,153,278
                                             ==========  ==========  ==========

  These allowances are in addition to unamortized acquisition discounts of approximately $2.6 million at September 30, 1999, $5.0 million at September 30, 1998 and $6.0 million at September 30, 1997.

Gain/Loss on Other Real Estate Owned

  During 1999, the Consolidated Group realized a gain on the sale of real estate of approximately $143,000 compared to a loss of $118,000 in 1998 and a loss of approximately $80,000 in 1997. At September 30, 1999, the Consolidated Group had approximately $2,654,000 in real estate held for sale or 0.9% of total assets as compared to approximately $2,646,000 or 1.3% of total assets at September 30, 1998.

Effect of Inflation

  During the three-year period ended September 30, 1999, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and cost of funds on the Consolidated Group's assets and liabilities. However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight improvement over the three-year period in the positive spread between the return on interest earning assets and the cost of interest bearing liabilities. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new business venture activities.

  Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the real estate sales of the Consolidated Group nor is it expected to have a material effect in the near future.

Asset/Liability Management

  As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 2000, more of the Consolidated Group's financial assets (primarily Receivables and fixed income investments) will reprice or mature more quickly than its financial liabilities (primarily annuities and certificates). In an increasing interest rate environment, this factor will tend to increase earnings as assets will generally be repriced at higher rates of interest while financial liabilities maintain their existing rates of interest.

  The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of economically hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. The Consolidated Group had not employed any such strategies prior to or through September 30, 1999. See "SECURITIES INVESTMENTS" under
Item 1.

  During fiscal 2000, approximately $174.5 million of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $132.2 million reprice during fiscal 2000, and approximately $12.0 million of Certificates and other debt will mature during fiscal 2000. These estimates result in repricing of interest sensitive assets in excess of interest sensitive liabilities of approximately $30.3 million, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 121%.

  The Consolidated Group is able to manage this asset to liability mismatch of approximately 1.2:1 by the fact that approximately 89% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities, which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the respective insurance subsidiaries, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the insurance subsidiaries to reprice their liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges. Depending on the remaining surrender charges, the insurance subsidiaries have the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the insurance subsidiaries may respond more slowly to increases in market interest rate levels thereby diminishing the impact on the Consolidated Group of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable securitizations, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the securitizations could be used to retire maturing liabilities.

New Accounting Rules

  In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. This standard was applied to the 1999 financial statements and business segment disclosures where appropriately disclosed.

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

  In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000, however, earlier application is encouraged as of the beginning of any fiscal quarter. The Consolidated Group has not yet determined the effect of SFAS 133 on its consolidated financial statements.

  In October 1998, Statement of Financial Accounting, Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement was applied by the Consolidated Group on January 1, 1999, and accordingly, trading securities with a carrying value of approximately $16.7 million were reclassified to the available-for-sale classification.

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

  The Consolidated Group's operating activities provided cash of approximately $946,000 in 1997, while operating activities in 1999 and 1998 utilized cash of approximately $3.5 million and $8.9 million, respectively. Cash used by the Consolidated Group in its investing activities totaled approximately $44.2 million in 1999, $14.0 million in 1998 and $37.4 million in 1997. Cash provided by the Consolidated Group's financing activities totaled approximately $75.7 million in 1999, $28.5 million in 1998 and $40.4 million in 1997. These cash flows have resulted in year-end cash and cash equivalent balances of approximately $42.2 million in 1999, $14.2 million in 1998 and $8.5 million in 1997.

  During 1999, the cash from financing activities of $75.7 million resulted primarily from: (a) issuance of Certificates, net of repayments and related debt issue costs of $13.7 million; (b) issuance of insurance annuities including reinsurance, net of surrenders, of approximately $54.5 million; (c) issuance of preferred stock, less redemptions, of approximately $8.5 million; less (d) dividend payments of $0.8 million. Cash utilized in operating activities of $3.5 million resulted primarily from net income of $2.8 million, increases in annuity reserves of $10.5 million being offset by acquisitions of investment securities of approximately $22.0 million and by other operating activities and changes in various assets and liabilities of approximately $5.2 million. Cash used in investing activities of $44.2 million primarily resulted from the acquisition of real estate, real estate Receivables and other Receivable investments which totaled $114.0 million and the approximately $72.8 million purchase of investment securities, being offset by payments received and sales of real estate, real estate Receivables and other Receivable investments of $126.9 million and proceeds from investment securities, including maturities and sales, of approximately $15.7 million. Securitizations and direct loan sales influenced both Receivable acquisitions and Receivable dispositions during 1999.

  During 1998, the cash from financing activities of $28.5 million resulted primarily from: (a) issuance of Certificates, net of repayments and related debt issue costs of $4.1 million; (b) issuance of insurance annuities, net of surrenders, of approximately $24.1 million; (c) issuance of preferred stock, less redemptions, of approximately $1.2 million; less (d) dividend payments of $0.7 million and (e) a contingent purchase price paid on the purchase of a subsidiary from a related part of approximately $136,000. Cash used in operating activities of $8.9 million resulted primarily from net income of $2.5 million, increases in annuity reserves of $6.9 million being offset by other operating activities and changes in various assets and liabilities of approximately $13.3 million. Cash used in investing activities of $14.0 million primarily resulted from the acquisition of real estate, real estate Receivables and other Receivable investments which totaled $80.4 million and the approximately $1.0 million purchase of investment securities, being offset by payments received and sales of real estate, real estate Receivables and other Receivable investments of $60.5 million and proceeds from investment securities, including maturities and sales, of approximately $6.9 million. Both Receivable acquisitions and Receivable dispositions were influenced by securitizations during 1998.

  During 1997, approximately $40.4 million was provided by financing activities, approximately $946,000 was provided by operating activities, and $37.4 million was used in investing activities which resulted in a $4.0 million increase in available cash and cash equivalents. The cash from financing activities of $40.4 million resulted primarily from: (a) issuance of Certificates, net of repayments and related debt issue costs, of $5.8 million;
(b) issuance of insurance annuities, net of surrenders, of approximately $38.0 million; (c) issuance of preferred stock of approximately $1.2 million; less
(d) debt payments to banks and others of $3.8 million; (e) dividend payments of $0.4 million; and (f) contingency purchase price payments on the acquisition of subsidiary, Old Standard, of approximately $250,000. Cash provided by operating activities of $946,000 resulted primarily from net income of $1.9 million, increases in annuity reserves of $4.9 million being offset by other operating activities and changes in various assets and liabilities of approximately $5.8 million. Cash used in investing activities of $37.4 million primarily included the acquisition of real estate, real estate Receivables and other Receivable investments which totaled $74.8 million being offset by payments received and sales of real estate, real estate Receivables and other Receivable investments of $44.1 million and acquisition of investment securities, net of maturities and sales, of approximately $6.6 million. Both Receivable acquisitions and Receivable dispositions were influenced by securitizations during 1997.

  During 2000, anticipated principal, interest and dividend payments on outstanding certificates, other debt payments and preferred stock distributions are expected to be approximately $15.4 million. During 1999, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables were $123.0 million. A decrease in the prepayment rate on these Receivables or a decrease in the ability to sell or securitize Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

  The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings, annuity sales and the sale and securitization of Receivables. At September 30, 1999, cash or cash equivalents were $42.2 million, or 14.3% of total assets. Including securities that are either trading or available-for-sale, total liquidity was $129.8 million, $25.6 million and $16.2 million as of September 30, 1999, 1998 and 1997, respectively, or 44.0%, 12.4% and 9.7% of total assets, respectively. The increase in 1999 resulted primarily from the Company's increased investment in mortgage-backed securities which offset the related investment in residential mortgage receivables.

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

  For statutory purposes, Old Standard and Old West perform cash flow testing under several different rate scenarios as required by the states of Idaho and Arizona, respectively. The results of these tests are filed annually with the Insurance Commissioner of the respective states. At the end of calendar year 1998, the results of this cash flow testing process were satisfactory.

  At September 30, 1999, the Consolidated Group had no material commitments for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Consolidated Group had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

  Management believes that cash flow from financing activities, liquidity provided from current investments and the Consolidated Group's ability to securitize its Receivables collateralized by real estate will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 2000. Summit has not defaulted on any of its obligations since its founding in 1990.

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

 State of Readiness

  The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. The plan, with exception of the contingency plan, was completed by September 30, 1999. The contingency plan, including rollover planning, was completed by December 1, 1999, but will continue to be revised as needed in order to maintain an effective contingency plan. The action plan includes the following phases:

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

  The plan includes a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases have overlapping timelines and are therefore progressing simultaneously; therefore the status of progress on any particular phase is difficult to assess at any point in time. The Year 2000 task force generally met weekly to coordinate its efforts as well as to monitor progress.

  The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group engaged a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

  The Consolidated Group completed the testing of its internally supported software applications and its hardware. Testing did not produced any results which were not able to be resolved.

  The Consolidated Group requested vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which were identified as higher priority were also tested for compliance, where testing was possible. The Consolidated Group did not receive any indication from any third party that a mission critical system or service was not Year 2000 compliant. The Year 2000 task force is monitoring and tracking projected certification dates from third party providers.

  The Consolidated Group developed a Year 2000 contingency plan to address potential Year 2000 related failures that was substantially completed as of December 1, 1999. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

 Expected Costs of Remediation

  Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates incurred approximately $803,000 in remediation costs related to Year 2000 as of September 30, 1999. The Consolidated Group does not believe that any remaining remediation costs will be significant. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

 Contingency Plans

  The Consolidated Group has commenced the development of a contingency plan but had not finalized such a plan by September 30, 1999. Such plan was completed by December 1, 1999. Development of contingency plans for mission critical items was the first and top priority of the contingency planning phase. Where appropriate and feasible, the plan also addresses alternatives for internally developed systems as well as externally developed ones, and includes steps to implement transition to an alternative system. There can be no assurance that this contingency plan or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.

Item 7.A. Quantitative And Qualitative Disclosures About Market Risk

  Summit is in a "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase, thus rising interest rates will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline, thus falling interest rates will have a negative impact on results of operations. As with the impact on operations from changes in interest rates, Summit's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. Summit continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

  For additional quantitative information about market risk of the Registrant, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

  None.

                                   PART III

Item 10. Directors And Executive Officers Of the Registrant

                                  MANAGEMENT

                       Directors and Executive Officers
                           (As of December 31, 1999)

                        Name                    Age Position
                        ----                    --- --------
     Tom Turner................................  49 President/Director
     Philip Sandifur...........................  28 Vice President/Director
     Greg Gordon...............................  46 Secretary/Treasurer/Director
     Robert Potter.............................  72 Director

  All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

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

  Philip Sandifur was elected Vice President on September 24, 1994, and is the son of C. Paul Sandifur, Jr., who is the sole shareholder of National Summit Corp., the parent company of Summit and also the controlling shareholder of Metropolitan. Philip graduated in 1993 from Santa Clara University, receiving a BA in Business. He is currently active with the Consolidated Group's commercial lending activities. From 1994 to 1997, he was principally active as President of Summit Trading Services, Inc., a wholly owned subsidiary of Summit's parent company, National Summit.

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

Item 11. Executive Compensation

  The following table sets forth the aggregate compensation received by Summit's executive officers and other highly compensated executives during the fiscal years specified. All other executive officers of Summit received less than $100,000 in compensation. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash compensation except Metropolitan's 401(k) plan.

                          Summary Compensation Table
                          (as of September 30, 1999)

                                                       Salary
          Name and Principal Position            Year   ($)    Bonus/Commissions
          ---------------------------            ----  ------  -----------------
Tom Turner...................................... 1999 $114,500        --
President, Summit*                               1998  105,000        --
                                                 1997   85,000        --

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

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Summit does not have a formal compensation committee of the Board of Directors. Executive officer compensation is determined by C. Paul Sandifur, Jr., the sole common shareholder of the holding company of the Consolidated Group. There are no compensation committee interlocks between the above described individuals and another entity's compensation committee. None of the above described individuals serves as an executive officer of another entity outside the Consolidated Group.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

                            PRINCIPAL SHAREHOLDERS

  The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 1999.

                                                              Shares of   % of
                       Name and Address                      Common Stock Class
                       ----------------                      ------------ -----
   National Summit Corp.
    601 West First Avenue
    Spokane, WA 99201.......................................    10,000     100%

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

Description of Related Party Transactions

  Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include the purchase or sale of Receivables from or to affiliated companies, borrowing or lending money from or to affiliated companies, rental of office space, provision of administrative and data processing support, accounting and legal services. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 17" under Item 8. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully herein below.

  Summit, Old Standard and Old West obtain substantially all of their Receivable management and servicing support (except for commercial loan originations) from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In 1999, the Consolidated Group paid compensation to Metropolitan for Receivable acquisitions of approximately $396,000 and fees for servicing by Metwest of approximately $491,000. See "RECEIVABLE INVESTMENTS" under Item I and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--
Note 17" under Item 8. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

  Old Standard has entered into a reinsurance agreement with Western United, which became effective July 1, 1998 and remained in effect at September 30, 1999. Under this agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and premium ceded during the fiscal year ended September 30, 1999 was approximately $44.7 million. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million during the fiscal year ended September 30, 1999.

  This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2000. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

  In December 1998, Old Standard ceded a block of single premium deferred annuities in the amount of approximately $37.5 million to its wholly owned subsidiary Old West. The ceding allowance was approximately $2.1 million. The reinsurance was a one-time transaction. Future reinsurance between Old Standard and Old West currently is not anticipated. The objective of the transaction was to position Old West for consistent future profitability. In addition, management believes that the increase in Old West's asset size will better position Old West in its market place. It is expected that Old Standard will, in return, benefit from the profitability of its subsidiary.

  Summit has entered into Selling Agreements with Metropolitan Investment Securities ("MIS") to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 1999, Summit paid or accrued commissions to MIS in the amount of $1,065,232 for the sale of $25,798,321 of certificates and commissions of $508,388 upon the sale of $8,495,493 of preferred stock. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

  MIS, a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal year ended September 30, 1999, Metropolitan paid commissions to MIS in the amount of $1,451,132, on sales of debt securities in the amount of $46,399,862. During the fiscal year ended September 30, 1999, Metropolitan paid commissions to MIS in the amounts of $169,442, on sales of preferred stock in the amount of $4,681,277. Additionally, in 1999, Metropolitan paid commissions to MIS in the amount of $165,834 on sales of preferred stock through an in-house trading list.

  Summit Property Development has entered into an Agreement with Metropolitan to provide property development services to Metropolitan for a fee. During the year ended September 30, 1999 the fee was approximately $1.9 million. See "PROPERTY DEVELOPMENT SERVICES" under Item 1.

  During April 1996, C. Paul Sandifur, Jr., President of Metropolitan and controlling shareholder of Metropolitan and the Consolidated Group, sold to Summit nineteen shares of common stock in Consumers Group Holding Company (a subsidiary of Metropolitan) for $1.5 million. The purchase price was paid in cash.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

 (a) 1. Financial Statements

  Included in Part 11, Item 8 of this report:

  Report of Independent Accountants
  Consolidated Balance Sheets at September 30, 1999 and 1998
  Consolidated Statements of Income for the Years Ended September 30, 1999,
   1998 and 1997
  Consolidated Statements of Comprehensive Income for the Years Ended
   September 30, 1999, 1998 and 1997
  Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows for the Years Ended September 30,
   1999, 1998 and 1997
  Notes to Consolidated Financial Statements

 (a) 2. Financial Statements Schedules

  Included in Part IV of this report:

  Schedule I--Summary of Investments other than Investments in Related
   Parties
  Schedule II--Valuation and Qualifying Accounts and Reserves
  Schedule III--Supplementary Insurance Information
  Schedule IV--Mortgage Loans on Real Estate

  Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

 (a) 3. Exhibits

      3.01  Articles of Incorporation of the Company (Incorporated by Reference to Exhibit 3(a) to Registration
            No. 3-36775).
      3.02  Bylaws of the Company (Incorporated by Reference to Exhibit 3(b) to Registration No. 33-36775).
      4.01  Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee
            (Incorporated by Reference to Exhibit 4(a) to Registration No. 33-36775).
      4.02  Tri-Party Agreement dated as of April 24, 1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Incorporated by Reference to Exhibit 4(c) to
            Registration No. 333-19787).
      4.03  First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B (Incorporated by Reference to Exhibit 4(c) to
            Registration No. 33-36775).
      4.04  Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock
            Series S-1 (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-57619).
      4.05  Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock
            Series S-2 (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-115).
      4.06  Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock
            Series S-RP (Incorporated by Reference to Exhibit 4(f) to Summit's Annual Report on Form 10-K for
            fiscal 1997).
      4.07  Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock
            Series S-3 (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to Registration No. 333-19787).

       10.01 Receivable Management, Acquisition and Service Agreement between
             Summit Securities, Inc. and Metropolitan Mortgage & Securities
             Co., Inc. dated September 9, 1994 (Incorporated by Reference to
             Exhibit 10(a) to Registration No. 33-57619).
       10.02 Receivable Management, Acquisition and Service Agreement between
             Old Standard Life Insurance Company and Metropolitan Mortgage &
             Securities Co., Inc. dated December 31, 1994 (Incorporated by
             Reference to Exhibit 10(b) to Registration No. 33-57619).
       10.03 Receivable Management, Acquisition and Service Agreement between
             Old West Life Insurance Company and Metropolitan Mortgage &
             Securities Co., Inc. dated October 10, 1996 (Incorporated by
             Reference to Exhibit 4(c) to Registration No. 333-19787).
       10.04 Form of Reinsurance Agreement between Western United Life
             Assurance Company and Old Standard Life Insurance Company
             (Incorporated by Reference to Exhibit 10(d) to Summit's Annual
             Report on Form 10-K for fiscal 1998).
      *11.01 Statement regarding Computation of Earnings Per Common Share.
      *12.01 Statement regarding computation of ratios.
       21.01 Subsidiaries of Registrant (Incorporated by Reference to Exhibit
             21 to Summit's Annual Report on Form 10-K for fiscal 1998).
       23.01 Consent of Experts.
      *27.01 Financial Data Schedule.

--------
 * Filed herewith

 (b) Reports on Form 8-K

  Summit did not file any reports on Form 8-K for the fourth quarter of fiscal year 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUMMIT SECURITIES, INC.

                                             /s/ Tom Turner
                                          By __________________________________
                                             Tom Turner, President

Date: December 27, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                        Title             Date

/s/ Tom Turner                         President and         December 27, 1999
-------------------------------------   Director (Principal
Tom Turner                              Executive officer)

/s/ Philip Sandifur                    Vice President and    December 27, 1999
-------------------------------------   Director
Philip Sandifur

/s/ Greg Gordon                        Secretary, Treasurer  December 27, 1999
-------------------------------------   and Director
Greg Gordon

/s/ Steven Crooks                      Principal Financial   December 27, 1999
-------------------------------------   Officer and
Steven Crooks                           Principal
                                        Accounting Officer

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended September 30, 1999, 1998 and 1997

Report of Independent Accountants.....................................       F-1
Consolidated Balance Sheets...........................................       F-2
Consolidated Statements of Income.....................................       F-3
Consolidated Statements of Comprehensive Income.......................       F-4
Consolidated Statements of Stockholders' Equity.......................       F-5
Consolidated Statements of Cash Flows.................................       F-6
Notes to Consolidated Financial Statements............................ F-7--F-39

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Summit Securities, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Summit Securities, Inc. and its subsidiaries (the "Company") at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

                                          /s/ PricewaterhouseCoopers LLP

Spokane, Washington
November 19, 1999

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          September 30, 1999 and 1998

                                   1999          1998
                               ------------  ------------
Assets:
  Cash and cash equivalents... $ 42,242,161  $ 14,168,191
  Investments:
    Affiliated companies......    4,522,425     4,522,425
    Trading securities, at
     market...................   11,117,556     6,049,823
    Available-for-sale
     securities, at market....   76,474,251     5,356,652
    Held-to-maturity
     securities, at amortized
     cost.....................    1,499,914     2,005,209
    Accrued interest on
     investments..............    1,062,327       133,430
                               ------------  ------------
      Total cash and
       investments............  136,918,634    32,235,730
  Real estate contracts and
   mortgage notes receivable,
   net, including real estate
   contracts and mortgage
   notes receivable held for
   sale of approximately
   $12,323,000 in 1998........  119,683,515   121,780,402
  Other receivable
   investments, net...........   21,157,832    26,943,073
  Real estate held for sale,
   net (including foreclosed
   real estate received in
   satisfaction of debt of
   $2,447,739 and
   $2,253,962)................    2,654,284     2,645,773
  Deferred costs, net.........   11,553,751     9,193,498
  Receivables from affiliates,
   net........................                 10,985,805
  Deferred income taxes.......    1,100,986
  Other assets, net...........    2,046,957     2,809,953
                               ------------  ------------
      Total assets............ $295,115,959  $206,594,234
                               ============  ============
Liabilities:
  Annuity reserves............ $201,331,111  $136,362,403
  Investment certificates.....   71,806,904    55,894,093
  Debt payable................      279,792       184,421
  Accounts payable and accrued
   expenses...................    1,722,984     2,055,143
  Payables to affiliates,
   net........................      151,077
  Income taxes payable........      719,136
  Deferred income taxes.......                  1,414,110
                               ------------  ------------
      Total liabilities.......  276,011,004   195,910,170
                               ------------  ------------
Commitments and contingencies
 (Notes 4 and 9)
Stockholders' equity:
  Preferred stock, $10 par
   (liquidation preference
   $15,574,690 and
   $6,658,680)................    1,557,469       665,868
  Common stock, $10 par,
   10,000 shares issued and
   outstanding................      100,000       100,000
  Additional paid-in capital..   11,988,926     4,405,604
  Accumulated other
   comprehensive income
   (loss).....................   (1,938,750)       91,754
  Retained earnings...........    7,397,310     5,420,838
                               ------------  ------------
  Total stockholders' equity..   19,104,955    10,684,064
                               ------------  ------------
  Total liabilities and
   stockholders' equity....... $295,115,959  $206,594,234
                               ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             for the years ended September 30, 1999, 1998 and 1997

                                           1999         1998         1997
                                        -----------  -----------  -----------
Revenues:
  Annuity fees and charges............. $   147,184  $   148,958  $   111,999
  Interest on receivables..............  12,709,126   11,364,705    8,402,867
  Earned discount on receivables.......   3,907,961    3,437,133    3,359,652
  Other investment income..............   7,389,363    2,025,530    1,174,828
  Dividends............................     207,670      214,354      240,267
  Real estate sales....................   4,391,709    5,424,221    1,910,930
  Fees, commissions, service and other
   income..............................   4,464,279    4,845,280    3,544,946
  Gains (losses) on investments, net...    (227,953)     402,814       85,000
  Gains on sales of receivables, net...   3,209,597    2,102,552      954,973
                                        -----------  -----------  -----------
    Total revenues.....................  36,198,936   29,965,547   19,785,462
                                        -----------  -----------  -----------
Expenses:
  Annuity benefits.....................  10,645,585    6,953,757    5,071,732
  Interest expense.....................   5,856,249    4,778,443    4,325,528
  Cost of real estate sold.............   4,249,002    5,542,431    1,991,197
  Provision for losses on real estate
   assets..............................   2,325,500    1,799,173      986,435
  Salaries and employee benefits.......   2,418,788    2,113,632    1,896,748
  Commissions to agents................   6,073,818    4,776,826    4,079,786
  Other operating and underwriting
   expenses............................   3,110,799    2,351,914    2,106,789
  Less capitalized deferred costs, net
   of amortization.....................  (1,825,063)  (1,418,690)  (2,650,898)
                                        -----------  -----------  -----------
    Total expenses.....................  32,854,678   26,897,486   17,807,317
                                        -----------  -----------  -----------
Income before income taxes.............   3,344,258    3,068,061    1,978,145
Income tax provision...................    (529,430)    (544,034)    (126,905)
                                        -----------  -----------  -----------
Net income.............................   2,814,828    2,524,027    1,851,240
Preferred stock dividends..............    (838,356)    (498,533)    (446,560)
                                        -----------  -----------  -----------
Income applicable to common
 stockholder........................... $ 1,976,472  $ 2,025,494  $ 1,404,680
                                        ===========  ===========  ===========
Basic and diluted income per share
 applicable to common stockholder...... $    197.65  $    202.55  $    140.47
                                        ===========  ===========  ===========
Weighted average number of shares of
 common stock outstanding..............      10,000       10,000       10,000
                                        ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             for the years ended September 30, 1999, 1998 and 1997

                                                1999         1998       1997
                                             -----------  ---------- ----------
Net income.................................. $ 2,814,828  $2,524,027 $1,851,240
                                             -----------  ---------- ----------
Other comprehensive income (loss):
  Change in unrealized gains (losses) on
   investments..............................  (3,076,521)     61,970     94,530
  Less deferred income tax provision
   (benefit)................................  (1,046,017)     21,070     33,542
                                             -----------  ---------- ----------
  Net other comprehensive income (loss).....  (2,030,504)     40,900     60,988
                                             -----------  ---------- ----------
Comprehensive income........................ $   784,324  $2,564,927 $1,912,228
                                             ===========  ========== ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             for the years ended September 30, 1999, 1998 and 1997

                                                                     Accumulated
                                                                        Other
                                                       Additional   Comprehensive
                                                         Paid-In       Income      Retained
                          Preferred Stock Common Stock   Capital       (Loss)      Earnings      Total
                          --------------- ------------ -----------  ------------- ----------  -----------
Balance, September 30,
 1996...................    $  413,117      $100,000   $ 2,269,137   $   (10,134) $2,586,654  $ 5,358,774
Net income..............                                                           1,851,240    1,851,240
Cash dividends on
 preferred stock
 (variable rate)........                                                            (446,560)    (446,560)
Sale of variable rate
 preferred stock, net of
 offering costs (12,505
 shares)................       125,052                   1,056,870                              1,181,922
Net change in unrealized
 losses on investment
 securities, net of
 income tax provision of
 $33,542................                                                  60,988                   60,988
Contingent purchase
 price of subsidiary
 previously purchased
 from related party.....                                                            (249,721)    (249,721)
                            ----------      --------   -----------   -----------  ----------  -----------
Balance, September 30,
 1997...................       538,169       100,000     3,326,007        50,854   3,741,613    7,756,643
Net income..............                                                           2,524,027    2,524,027
Cash dividends on common
 stock ($21.07 per
 share).................                                                            (210,700)    (210,700)
Cash dividends on
 preferred stock
 (variable rate)........                                                            (498,533)    (498,533)
Sale of variable rate
 preferred stock, net of
 offering costs (13,161
 shares)................       131,612                   1,114,424                              1,246,036
Redemption and
 retirement of preferred
 stock (391 shares).....        (3,913)                    (34,827)                               (38,740)
Net change in unrealized
 gains on investment
 securities, net of
 income tax benefit of
 $21,070................                                                  40,900                   40,900
Contingent purchase
 price of subsidiary
 previously purchased
 from related party.....                                                            (135,569)    (135,569)
                            ----------      --------   -----------   -----------  ----------  -----------
Balance, September 30,
 1998...................       665,868       100,000     4,405,604        91,754   5,420,838   10,684,064
Net income..............                                                           2,814,828    2,814,828
Cash dividends on
 preferred stock
 (variable rate)........                                                            (838,356)    (838,356)
Sale of variable rate
 preferred stock, net of
 offering costs (89,392
 shares)................       893,915                   7,601,578                              8,495,493
Redemption and
 retirement of preferred
 stock (231 shares).....        (2,314)                    (18,256)                               (20,570)
Net change in unrealized
 losses on investment
 securities, net of
 income tax benefit of
 $1,046,017.............                                              (2,030,504)              (2,030,504)
                            ----------      --------   -----------   -----------  ----------  -----------
Balance, September 30,
 1999...................    $1,557,469      $100,000   $11,988,926   $(1,938,750) $7,397,310  $19,104,955
                            ==========      ========   ===========   ===========  ==========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the years ended September 30, 1999, 1998 and 1997

                                         1999           1998          1997
                                     -------------  ------------  ------------
Cash flows from operating
 activities:
 Net income......................... $   2,814,828  $  2,524,027  $  1,851,240
 Adjustments to reconcile net income
  to net cash from operating
  activities:
 Acquisition of trading securities,
  net of maturities.................   (21,976,921)   (4,324,572)      (98,874)
 Proceeds from sales of trading
  securities........................                     404,266
 Earned discounts on receivables....    (3,907,961)   (3,437,133)   (3,359,652)
 Losses (gains) on investments,
  net...............................       227,953      (402,814)      (85,000)
 Gains on sales of receivables,
  net...............................    (3,209,597)   (2,102,552)     (954,973)
 Losses (gains) on sales of real
  estate............................      (142,707)      118,210        80,267
 Provision for losses on real
  estate assets.....................     2,325,500     1,799,173       986,435
 Depreciation and amortization......     3,048,048     1,771,930       967,382
 Deferred income tax provision
  (benefit)                             (1,469,079)       67,299       (79,268)
 Changes in assets and liabilities:
  Annuity reserves..................    10,489,478     6,912,825     4,946,874
  Compound and accrued interest on
   investment certificates and debt
   payable..........................     1,089,550       701,060     1,124,113
  Accrued interest on real estate
   contracts and mortgage notes
   receivable.......................        69,864      (731,102)      157,804
  Deferred cost, net................    (4,190,063)   (2,613,690)   (3,107,424)
  Receivables from/payables to
   affiliates, net..................    11,136,882   (10,115,280)      425,765
  Other, net........................       233,470       542,789    (1,908,347)
                                     -------------  ------------  ------------
   Net cash from operating
    activities......................    (3,460,755)   (8,885,564)      946,342
                                     -------------  ------------  ------------
Cash flows from investing
 activities:
 Proceeds from sales of available-
  for-sale investments..............    12,030,278
 Proceeds from maturities of
  available-for-sale investments....     2,167,518       681,837        97,397
 Purchase of available-for-sale
  investments.......................   (71,809,272)                 (7,228,889)
 Proceeds from maturities of held-
  to-maturity investments...........     1,500,000     6,250,000     1,500,000
 Purchase of held-to-maturity
  investments.......................      (999,844)   (1,006,719)     (995,469)
 Principal payments on real estate
  contracts and mortgage notes
  receivable and other receivable
  investments.......................    35,660,396    24,551,579    18,285,669
 Proceeds from sale of real estate
  contracts and mortgage notes
  receivable........................    70,695,666    22,706,575    24,213,531
 Purchases and originations of real
  estate contracts and mortgage
  notes receivable..................  (100,092,050)  (58,146,826)  (59,193,794)
 Proceeds from sales of other
  receivable investments............    16,701,962    10,854,452
 Purchases of other receivable
  investments.......................   (12,036,444)  (18,840,127)  (13,652,880)
 Proceeds from real estate sales....     3,884,725     2,390,392     1,566,132
 Additions to real estate held for
  sale..............................    (1,901,175)   (3,391,584)   (1,962,997)
                                     -------------  ------------  ------------
   Net cash from investing
    activities......................   (44,198,240)  (13,950,421)  (37,371,300)
                                     -------------  ------------  ------------
Cash flows from financing
 activities:
 Receipts from annuity products.....    29,545,967    14,432,732    47,521,061
 Withdrawals of annuity products....   (14,610,355)  (12,908,370)   (9,568,102)
 Reinsurance of annuity products to
  reinsurers, net...................    39,543,618    22,585,528
 Proceeds from issuance of
  investment certificates...........    25,798,321    14,168,688    13,262,761
 Repayments of investment
  certificates......................   (10,975,060)   (9,382,646)   (6,812,643)
 Repayments to banks and others.....       (33,178)      (33,123)   (3,812,524)
 Debt issuance costs................    (1,172,915)     (682,228)     (651,450)
 Contingent purchase price paid on
  subsidiary purchased from related
  party.............................                    (135,569)     (249,721)
 Issuance of preferred stock........     8,495,493     1,246,036     1,181,922
 Redemption and retirement of
  preferred stock...................       (20,570)      (38,740)
 Cash dividends.....................      (838,356)     (709,233)     (446,560)
                                     -------------  ------------  ------------
   Net cash from financing
    activities......................    75,732,965    28,543,075    40,424,744
                                     -------------  ------------  ------------
 Net increase in cash and cash
  equivalents.......................    28,073,970     5,707,090     3,999,786
 Cash and cash equivalents,
  beginning of year.................    14,168,191     8,461,101     4,461,315
                                     -------------  ------------  ------------
 Cash and cash equivalents, end of
  year.............................. $  42,242,161  $ 14,168,191  $  8,461,101
                                     =============  ============  ============

See Note 15 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             for the years ended September 30, 1999, 1998 and 1997

1. Summary of Accounting Policies:

 Business

   Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio (the "Company"), was incorporated on July 25, 1990. The controlling interest in the Company is owned by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The Company was formerly a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). Metropolitan is controlled by C. Paul Sandifur, Jr. and his immediate family through his common stock ownership and voting control.

   The Company engages, nationwide, in the business of acquiring, originating, holding and selling receivables. These receivables include residential real estate contracts and mortgage notes and commercial loans that are collateralized by first position liens on real estate. The Company also invests in receivables consisting of real estate contracts and mortgage notes secured by second and lower position liens, structured settlements, annuities, lottery prizes and other investments. The acquired receivables collateralized by real estate are typically non-conventional because they were either financed by the sellers of the properties involved or they were originated by institutional lenders who specialize in borrowers with impaired credit or non-conventional properties. The Company also originates both construction and commercial real estate loans. In addition to receivables, the Company invests in U.S. Treasury obligations, corporate bonds and other securities.

   In addition to its real estate receivable activities, the Company acts as a securities broker/dealer and provides real estate property development services.

   The Company invests in receivables and securities using funds generated from receivable cash flows, the sale of annuities, the sale and securitization of receivables, the sale of investment certificates and preferred stock, secured borrowing and securities portfolio earnings.

   Metropolitan and its subsidiaries provide services to the Company for a fee and engage in various business transactions with the Company (see Note 17).

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Metropolitan Investment Securities, Inc. ("MIS"), a securities broker/dealer; Summit Property Development, Inc., a real estate property development company; Old Standard Life Insurance Company ("OSL"), a life insurance company; and its wholly owned subsidiary, Old West Annuity & Life Insurance Company ("OWAL"), also a life insurance company. All significant intercompany transactions and balances have been eliminated in consolidation.

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

 Cash and Cash Equivalents

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

 Investments

   The Company has classified its investments in debt and equity securities, other than those of affiliated companies, as "trading," "available-for- sale" or "held-to-maturity". The accounting policies related to these investments are as follows:

  Trading Securities: Trading securities consist of mortgage- and asset-backed securities and are recorded at market value. Trading securities are recorded at fair value based upon independent market quotes.

  Realized and unrealized gains and losses on these securities are included in the consolidated statements of income.

  Available-for-Sale Securities: Available-for-sale securities, consisting primarily of government-backed securities and mortgage- and asset-backed securities are carried at quoted and estimated market values. Unrealized gains and losses are presented as accumulated other comprehensive income
  (loss), net of related deferred income taxes. Restricted equity securities represent the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost.

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

   In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement was effective for the first fiscal

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES quarter beginning after December 15, 1998. On January 1, 1999, the Company adopted this new standard and reclassified approximately $16.7 million of securities that were retained after securitizations from trading securities to available-for-sale securities.

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

   Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of the SFAS No. 125". SFAS No. 125 provides accounting and reporting standards based on a consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of the provisions of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations or cash flows.

 Allowances for Losses on Real Estate Contracts and Mortgage Notes Receivable

   The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables.

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

 Deferred Costs

   Deferred annuity acquisition costs, consisting of commissions to agents and other insurance underwriting and annuity policy costs, are deferred. Costs that are estimated not to be recoverable from surrender charges are amortized as a constant percentage of the estimated gross realized and unrealized profits associated with the policies in force.

   Investment certificate issuance costs, including commissions to sales representatives and other issuance costs are deferred. These costs are amortized over the expected term of the related certificate, which ranges from 6 months to 5 years, using the interest method.

   Changes in the amount or timing of estimated gross profits on policies in force or expected term of the investment certificates will result in adjustments to the cumulative amortization of the related costs.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

 Annuity Reserves

   Premiums for annuities are recorded as annuity reserves under the deposit method. An obligation is recorded for the premiums assumed under reinsurance transactions with other insurers in annuity reserves.

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

 Guaranty Fund Assessments

   The Company's life insurance subsidiaries are subject to insurance guaranty laws in the states in which they write premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 1999 and 1998, the Company has accrued a liability for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

   In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self- insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe that the application of SOP 97-3 will have a material effect on its consolidated financial statements.

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

 Income Per Share

   Income per share--basic is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding during the period. Income per share--diluted is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 1999.

 Comprehensive Income

   During the year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Prior years financial statements have been reclassified to conform to this Statement.

   Reclassification adjustments, representing the net gains (losses) on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows:

       Year Ended
      September 30,
      -------------
       1999.............................................................  $5,830
       1998.............................................................     --
       1997.............................................................     --

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

   The Company also purchases collateralized mortgage obligations, mortgage-and other asset-backed securities for its investment portfolio. Such purchases have been limited to tranches that perform in concert with the underlying mortgages or assets; i.e., improving in value with falling interest rates and declining in value with rising interest rates. The Company has not invested in "derivative products" that have been structured to perform in a way that magnifies the normal impact of changes in interest rates or in a way dissimilar to the movement in value of the underlying securities.

   At September 30, 1999, the Company was not a party to any derivative financial instruments.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES at fair value. In June 1999, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137"), was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000; however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the implementation of SFAS No. 133 on its financial statements.

 Interest Rate Risk

   The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending September 30, 2000, approximately $174,540,000 of the Company's financial assets will reprice or mature as compared to approximately $144,261,000 of its financial liabilities, resulting in a mismatch of approximately $30,279,000. This structure is beneficial in periods of rising interest rates; however, it may result in declining net interest income during periods of declining interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 89% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

 Off-Balance-Sheet Instruments

   The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred.

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

 Reclassifications

   Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

2. Investments in Affiliated Companies:

   At September 30, 1999 and 1998, investments in affiliated companies consisted of:

                                                               Cost and
                                                            Carrying Value
                                                Number   ---------------------
          Type of Shares                       of Shares    1999       1998
          --------------                       --------- ---------- ----------
   Metropolitan Mortgage & Securities Co.,
    Inc.:
    Class A common............................        9  $  420,205 $  420,205
    Preferred:
     Series C.................................  116,094   1,160,942  1,160,942
     Series D.................................   24,328     243,278    243,278
     Series E-1...............................  105,800   1,058,000  1,058,000
     Series E-4...............................    1,400     140,000    140,000
                                                         ---------- ----------
                                                          3,022,425  3,022,425
   Consumers Group Holding Co., Inc.:
    Common....................................       19   1,500,000  1,500,000
                                                         ---------- ----------
                                                         $4,522,425 $4,522,425
                                                         ========== ==========

   Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 1999 and 1998, the Company owned 7.15% and 7.09%, respectively, of Metropolitan's outstanding Class A common stock. Metropolitan had total consolidated assets of approximately $1.2 billion at September 30, 1999.

   The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 1999, the preferred Series C, D and E-1 had dividend rates of 7.475%. The preferred Series E-4 had a dividend rate of 7.975%. Neither the common nor preferred shares are traded in a public market.

   At September 30, 1999 and 1998, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc. The Company acquired the stock investment in April 1996 in a cash purchase from C. Paul Sandifur, Jr. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. Consumers Group Holding Co., Inc. owns approximately 75.5% of Western United Life Insurance Company ("Western"), a life insurer domiciled in the state of Washington. Western had total assets of approximately $963 million at September 30, 1999.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

3. Investments:

  A summary of carrying and estimated market values of investments at September 30, 1999 and 1998 is as follows:

                                                    1999
                               -----------------------------------------------
                                                                    Estimated
                                                                     Market
                                             Gross       Gross        Value
                                Amortized  Unrealized Unrealized    (Carrying
         Trading                  Cost       Gains      Losses       Value)
         -------               ----------- ---------- -----------  -----------
   Mortgage- and asset-backed
    securities...............  $11,260,360  $         $  (142,804) $11,117,556
                               ===========  ========  ===========  ===========
                                                                    Estimated
                                                                     Market
                                             Gross       Gross        Value
                                Amortized  Unrealized Unrealized    (Carrying
         Available-for-Sale       Cost       Gains      Losses       Value)
         ------------------    ----------- ---------- -----------  -----------
   U.S. government bonds.....  $ 4,499,271  $ 25,569  $    (3,590) $ 4,521,250
   Mortgage- and asset-backed
    securities...............   74,509,379             (2,961,078)  71,548,301
                               -----------  --------  -----------  -----------
   Total fixed maturities....   79,008,650    25,569   (2,964,668)  76,069,551
   Equity securities
    (restricted).............      403,100     1,600                   404,700
                               -----------  --------  -----------  -----------
                               $79,411,750  $ 27,169  $(2,964,668) $76,474,251
                               ===========  ========  ===========  ===========
                                Amortized
                                  Cost       Gross       Gross      Estimated
                                (Carrying  Unrealized Unrealized     Market
         Held-to-Maturity        Value)      Gains      Losses        Value
         ----------------      ----------- ---------- -----------  -----------
   U.S. government bonds.....  $ 1,499,914  $  4,852  $            $ 1,504,766
                               ===========  ========  ===========  ===========
                                                    1998
                               -----------------------------------------------
                                                                    Estimated
                                                                     Market
                                             Gross       Gross        Value
                                Amortized  Unrealized Unrealized    (Carrying
         Trading                  Cost       Gains      Losses       Value)
         -------               ----------- ---------- -----------  -----------
   Mortgage- and asset-backed
    securities...............  $ 5,592,598  $457,225  $            $ 6,049,823
                               -----------  --------  -----------  -----------
                                                                    Estimated
                                                                     Market
                                             Gross       Gross        Value
                                Amortized  Unrealized Unrealized    (Carrying
         Available-for-Sale       Cost       Gains      Losses       Value)
         ------------------    ----------- ---------- -----------  -----------
   U.S. government bonds.....  $ 3,998,561  $119,563  $            $ 4,118,124
   Mortgage- and asset-backed
    securities...............    1,219,070    19,458                 1,238,528
                               -----------  --------  -----------  -----------
                               $ 5,217,631  $139,021  $            $ 5,356,652
                               ===========  ========  ===========  ===========
                                Amortized
                                  Cost       Gross       Gross      Estimated
                                (Carrying  Unrealized Unrealized     Market
         Held-to-Maturity        Value)      Gains      Losses        Value
         ----------------      ----------- ---------- -----------  -----------
   U.S. government bonds.....  $ 2,005,209  $ 13,073  $            $ 2,018,282
                               ===========  ========  ===========  ===========

   All bonds and mortgage- and asset-backed securities held at September 30, 1999 were performing in accordance with their terms.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

   Proceeds from sales of available-for-sale securities during the year ended September 30, 1999 were $12,030,278, which resulted in gross realized gains and losses of $71,624 and $62,790, respectively.

   Unrealized losses on trading securities, recorded in the statements of income, were $142,804 during the year ended September 30, 1999, while unrealized gains on trading securities were $457,225 and $85,000 during the years ended September 30, 1998 and 1997, respectively.

   The activity related to the mortgage-backed securities, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                 1999         1998       1997
                                              -----------  ----------  --------
   Carrying value, beginning of year......... $ 1,252,860  $  836,524  $245,598
   Securities resecuritized..................  (1,312,258)
   Securities retained.......................   2,677,686               304,670
   Remittances...............................     (54,582)    (24,548)  (10,970)
   Investment income.........................     319,136     165,884   212,226
   Fair market value adjustments.............     (27,510)    275,000    85,000
                                              -----------  ----------  --------
   Carrying value, end of year............... $ 2,855,332  $1,252,860  $836,524
                                              ===========  ==========  ========

   Although the Company believes it has made reasonable estimates of the fair value of the mortgage-backed securities likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. Higher than anticipated rates of loan prepayments or losses would require the Company to reduce the fair value of the mortgage-backed securities.

   The Company assumes prepayment rates and defaults based upon the seasoning of its existing securitization receivable portfolio and historical experience. As of September 30, 1999 and 1998, the Company's underlying assumptions used in determining the fair value of its mortgage-backed securities are as follows:

  Estimated annual prepayment rate: 14.0% based on actual experience;

  Constant default rate assumption: 1.00%--1.25% of the outstanding securitization pool;

  Annual discount rate: 12.0% per annum to determine the present value of cash flows from mortgage-backed securities.

   Through September 30, 1999, actual cash flows from the Company's securitization trusts have approximated management's expectations.

   During the year ended September 30, 1999, the Company participated in a resecuritization of certain of its residual interests with Metropolitan. The carrying value of the residual interests that were contributed by the Company was $1,312,258. The residual interests were restructured and a class was created and assigned a credit rating. This class was sold to Western at estimated fair value.

   During the year ended September 30, 1999, in accordance with Statement of Financial Accounting Standards No. 134, the Company reclassified trading securities with a carrying value of approximately $16.7 million to the available-for-sale classification. The reclassified securities were consistently carried at estimated fair value. However, future changes in estimated fair value will be recorded as a component of other comprehensive income (loss) rather than being recognized in operations.

   During the year ended September 30, 1997, the Company reclassified available-for-sale securities with a carrying value of approximately $1,560,000 to the trading classification. At the date of transfer, an unrealized gain of approximately $85,000 was recognized in the consolidated statement of income.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 1999 and 1998 were in excess of ten percent of stockholders' equity:

                                                                     Aggregate
                                                                     Carrying
                                Issuer                                Amount
                                ------                              -----------
   1999:
     Mortgage- and asset-backed securities:
       Metropolitan Asset Funding, Inc............................. $24,888,456
       GreenTree Home Improvement..................................  18,467,823
       Country Wide................................................   7,493,750
       Contimortgage Home Equity...................................   7,360,313
       Merrill Lynch Mortgage......................................   4,688,086
       Metropolitan Trust..........................................   4,448,736
       Oakwood Mortgage Investors Inc..............................   3,594,375
       Amresco Residential Securities..............................   2,828,438
       Select Asset Funding, Inc...................................   2,488,446
   1998:
     Mortgage- and asset-backed securities:
       Metropolitan Asset Funding, Inc............................. $ 5,589,219
       Triad Auto Receivables Trust................................   1,238,528

  The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Estimated
                                                        Amortized     Market
              Available-for-Sale Securities                Cost        Value
              -----------------------------            ------------ -----------
   Due in one year or less............................ $  3,999,431 $ 4,025,000
   Due after one year through five years..............      499,840     496,250
   Mortgage- and asset-backed securities..............   74,509,379  71,548,301
                                                       ------------ -----------
                                                       $ 79,008,650 $76,069,551
                                                       ============ ===========
                                                                     Estimated
                                                        Amortized     Market
               Held-to-Maturity Securities                 Cost        Value
               ---------------------------             ------------ -----------
   Due in one year or less............................ $    499,980 $   500,547
   Due after one year through five years..............      999,934   1,004,219
                                                       ------------ -----------
                                                       $  1,499,914 $ 1,504,766
                                                       ============ ===========

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4. Real Estate Contracts and Mortgage Notes Receivable:

  The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 1999 and 1998.

                                                       1999          1998
                                                   ------------  ------------
Face value of discounted receivables.............. $ 63,704,841  $ 72,733,711
Face value of originated and nondiscounted
 receivables......................................   68,168,931    57,467,890
Undisbursed portion of originated commercial
 loans............................................   (7,757,241)   (2,051,154)
Unrealized discounts, net of unamortized
 acquisition costs................................   (2,138,142)   (4,732,679)
Deferred fees on commercial loans.................     (503,717)     (310,024)
Allowance for losses..............................   (3,082,918)   (1,843,055)
Accrued interest receivable.......................    1,291,761       515,713
                                                   ------------  ------------
Carrying value.................................... $119,683,515  $121,780,402
                                                   ============  ============

  At September 30, 1999, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $120,490,000 (97%) and second position or lower liens of approximately $3,626,000 (3%).

  The originated receivables are collateralized primarily by first position liens and result from loans originated by the Company on commercial real estate and loans to facilitate the sale of its repossessed property. No unrealized discounts are attributable to originated receivables.

  Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable at September 30, 1999 and 1998 are collateralized by property concentrated in the following geographic regions:

                                                                     1999  1998
                                                                     ----  ----
Pacific Northwest (Washington, Oregon, Idaho, Montana and Alaska)..   30%   31%
Pacific Southwest (California, Arizona and Nevada).................   27    26
Pacific Islands (Hawaii)...........................................   21    14
Mountain (Colorado, Utah and Wyoming)..............................    8     3
North Atlantic (New York, Connecticut, Massachusetts, New Jersey
 and Pennsylvania).................................................    6     8
Southwest (Texas, New Mexico and Louisiana)........................    4     7
Southeast (Georgia, Florida, North Carolina and South Carolina)....    3     6
Other..............................................................    1     5
                                                                     ---   ---
                                                                     100%  100%
                                                                     ===   ===

  The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1999 and 1998 is grouped by the following dollar ranges:

                                                          1999          1998
                                                      ------------- ------------
   Under $15,001..................................... $   7,765,316 $  7,976,716
   $15,001 to $40,000................................     8,665,041   17,408,511
   $40,001 to $80,000................................    11,560,714   24,473,691
   $80,001 to $150,000...............................     6,951,488   18,553,173
   Greater than $150,000.............................    89,173,972   59,738,356
                                                      ------------- ------------
                                                      $ 124,116,531 $128,150,447
                                                      ============= ============


  Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 1999 and 1998 are as follows:

                                                          1999          1998
                                                      ------------- ------------
   Less than 8.00%................................... $   6,780,962 $ 16,386,613
   8.00% to 8.99%....................................     8,955,657   20,106,867
   9.00% to 9.99%....................................     9,993,742   22,350,549
   10.00% to 10.99%..................................    12,082,025   14,047,349
   11.00% to 11.99%..................................    10,930,240    6,226,350
   12.00% to 12.99%..................................    53,877,729   28,024,319
   13.00% or higher..................................    21,496,176   21,008,400
                                                      ------------- ------------
                                                      $ 124,116,531 $128,150,447
                                                      ============= ============

  The weighted-average contractual interest rate on these receivables at September 30, 1999 and 1998 is approximately 11.8% and 10.1%, respectively. Maturity dates range from 1999 to 2029. The constant effective yield on contracts purchased and loans originated during the years ended September 30, 1999 and 1998 was approximately 12.1% and 12.6%, respectively.

  The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                      September 30,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
   Beginning balance........................ $1,843,055  $1,153,278  $  974,487
     Provision for losses...................  1,507,953   1,243,044     386,525
     Charge-offs............................   (268,090)   (553,267)   (207,734)
                                             ----------  ----------  ----------
   Ending balance........................... $3,082,918  $1,843,055  $1,153,278
                                             ==========  ==========  ==========

  There was no impairment in the carrying value of real estate contracts and mortgage notes receivable at September 30, 1999 or September 30, 1998.

  During the years ended September 30, 1999, 1998 and 1997, the average recorded investment in impaired receivables was approximately $80,000, $87,000 and $113,000, respectively. During the years ended September 30, 1999, 1998 and 1997, interest income in the approximate amount of $9,500, $9,000 and $10,000, respectively, was recognized on these receivables during the period in which they were impaired, which was fully provided for in the allowance for losses on real estate assets.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $7,747,000 and $4,641,000 at September 30, 1999 and 1998, respectively.


  Aggregate amounts of contractual maturities of receivables at their face value are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     2000.......................................................... $ 37,527,000
     2001..........................................................   17,165,000
     2002..........................................................   11,242,000
     2003..........................................................   12,027,000
     2004..........................................................    7,556,000
     Thereafter....................................................   38,599,531
                                                                    ------------
                                                                    $124,116,531
                                                                    ============

  Actual repayments of receivables will likely differ from contractual amounts due to prepayments.

5. Real Estate Contracts and Mortgage Notes Receivable, Held for Sale:

  The Company acquires certain real estate contracts and mortgage notes receivable for the purpose of sale or securitization.

  The Company entered into securitization transactions during the years ended September 30, 1999, 1998 and 1997. The Company participates in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. These receivables are structured in classes by credit rating and transferred to a trust, which sells mortgage-backed securities to third parties. These securitizations are recorded as sales of receivables, and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold.

  During the years ended September 30, 1999, 1998 and 1997, proceeds from securitization transactions were approximately $12,331,000, $22,707,000 and $17,863,000 and resulted in gains of approximately $934,500, $1,400,500 and $735,500, respectively. The gains realized during the years ended September 30, 1999, 1998 and 1997 included approximately $77,800, $150,100 and $204,300, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The fair value of these rights was determined based on the estimated present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

  The Company has retained an interest in certain subordinate and residual classes of the securitized receivables which had a fair value of $24,888,456 and $6,049,823 at September 30, 1999 and 1998, respectively.

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

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 1999 and 1998 was approximately 9.8% and 9.9%, respectively. Contractual maturities range from 1999 to 2035.

  The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 1999 and 1998.

                                                       1999          1998
                                                   ------------  ------------
   Face value of receivables...................... $ 31,621,202  $ 41,174,949
   Unrealized discounts, net of unamortized
    acquisition costs.............................  (10,463,370)  (14,231,876)
                                                   ------------  ------------
   Carrying value................................. $ 21,157,832  $ 26,943,073
                                                   ============  ============

  Substantially all such receivables were performing in accordance with their contractual terms at September 30, 1999.

  During the years ended September 30, 1999, 1998 and 1997, the Company sold or securitized receivables with a carrying value of approximately $16,153,000, $10,879,000 and $2,961,000, respectively, without recourse and recognized gains of approximately $549,000, $702,000 and $124,600, respectively.

  The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 1999 and 1998.

                                                                     Aggregate
                                                                      Carrying
                               Issuer                                  Amount
                               ------                                ----------
1999:
 Texas State Agency................................................. $3,392,106
 Massachusetts State Agency.........................................  2,732,654
 Met Lottery Trust 97LA.............................................  2,280,101
1998:
 Select Assets Trust 98B............................................ $9,752,987
 Met Lottery Trust 97LA.............................................  2,468,693
 Met Lottery Trust 97NA.............................................  1,805,419

  Aggregate amounts of contractual maturities of other receivables at their face amounts are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     2000.......................................................... $  4,077,000
     2001..........................................................    3,811,000
     2002..........................................................    3,249,000
     2003..........................................................    2,958,000
     2004..........................................................    2,637,000
     Thereafter....................................................   14,889,202
                                                                    ------------
                                                                    $ 31,621,202
                                                                    ============

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

7. Deferred Costs:

  An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                            Annuity     Investment
                                          Acquisition  Certificates    Total
                                          -----------  ------------ -----------
Balance, September 30, 1996.............. $ 3,853,136   $1,008,910  $ 4,862,046
  Deferred during the period:
    Commissions..........................   2,517,323      434,795    2,952,118
    Other expense........................     555,961      216,655      772,616
                                          -----------   ----------  -----------
  Total deferred costs...................   6,926,420    1,660,360    8,586,780
  Amortization during the period.........    (422,386)    (529,695)    (952,081)
                                          -----------   ----------  -----------
Balance, September 30, 1997..............   6,504,034    1,130,665    7,634,699
  Deferred during the period:
    Commissions..........................   1,991,890      433,515    2,425,405
    Other expense........................     621,800      248,713      870,513
                                          -----------   ----------  -----------
  Total deferred costs...................   9,117,724    1,812,893   10,930,617
  Amortization during the period.........  (1,195,000)    (542,119)  (1,737,119)
                                          -----------   ----------  -----------
Balance, September 30, 1998..............   7,922,724    1,270,774    9,193,498
  Deferred during the period:
    Commissions..........................   3,246,855      860,638    4,107,493
    Other expense........................     943,208      312,277    1,255,485
                                          -----------   ----------  -----------
  Total deferred costs...................  12,112,787    2,443,689   14,556,476
  Amortization during the period.........  (2,365,000)    (637,725)  (3,002,725)
                                          -----------   ----------  -----------
Balance, September 30, 1999.............. $ 9,747,787   $1,805,964  $11,553,751
                                          ===========   ==========  ===========

  The amortization of deferred annuity acquisition costs, which is based on the estimated gross profits of the underlying life and annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

8. Annuity Reserves:

  Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from 4.7% to 7.9% during the year ended September 30, 1999, 4.7% to 8.1% during the year ended September 30, 1998 and 5.0% to 9.9% during the year ended September 30, 1997.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Beginning in fiscal 1997, OSL agreed to reinsure certain single premium deferred annuity contracts underwritten by Western. The following is a summary of reinsurance transactions assumed from Western as of and for the years ended September 30, 1999, 1998 and 1997:

                                                        Assumed
                                            Direct       from
                                            Amount      Western      Total
                                         ------------ ----------- ------------
As of and for the year ended September
 30, 1999:
  Premium and annuity considerations.... $ 29,545,967 $44,746,374 $ 74,292,341
                                         ============ =========== ============
  Annuity benefits...................... $  5,596,592 $ 5,048,993 $ 10,645,585
                                         ============ =========== ============
  Annuity reserves...................... $104,098,458 $97,232,653 $201,331,111
                                         ============ =========== ============
As of and for the year ended September
 30, 1998:
  Premium and annuity considerations.... $ 14,432,732 $25,448,538 $ 39,881,270
                                         ============ =========== ============
  Annuity benefits...................... $  5,110,866 $ 1,842,891 $  6,953,757
                                         ============ =========== ============
  Annuity reserves...................... $ 83,575,177 $52,787,226 $136,362,403
                                         ============ =========== ============
As of and for the year ended September
 30, 1997:
  Premium and annuity considerations.... $ 19,514,339 $28,006,722 $ 47,521,061
                                         ============ =========== ============
  Annuity benefits...................... $  4,402,892 $   668,840 $  5,071,732
                                         ============ =========== ============
  Annuity reserves...................... $ 76,980,881 $28,358,807 $105,339,688
                                         ============ =========== ============

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

  The net amount expensed by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 1999, 1998 and 1997 were $270,000, $119,000 and $120,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1997. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. The Company does not believe that the amount of future assessments associated with known insolvencies after 1997 will be material to its financial condition or results of operations. At September 30, 1999 and 1998, an estimated future guaranty fund assessment of approximately $650,000 and $451,000, respectively, has been recorded, which is net of a 7% discount rate applied to the estimated payment term of approximately seven years. The remaining unamortized discount associated with this accrual was approximately $55,000 at September 30, 1999.

10. Investment Certificates:

  The Company has registered $50,000,000 of Investment Certificates, Series B, of which a face amount of approximately $32,994,000 was unissued at September 30, 1999. This current registration expires January 31, 2000.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  At September 30, 1999 and 1998, investment certificates consist of:

   Annual Interest Rates                                   1999        1998
   ---------------------                               ------------ -----------
    6% to 7%.......................................... $  4,072,401 $ 2,408,575
    7% to 8%..........................................    2,054,097   1,145,184
    8% to 9%..........................................   43,862,739  35,281,596
    9% to 10%.........................................   14,321,558  10,662,392
    10% to 11%........................................      193,333     183,121
                                                       ------------ -----------
                                                         64,504,128  49,680,868
    Compound and accrued interest.....................    7,302,776   6,213,225
                                                       ------------ -----------
                                                       $ 71,806,904 $55,894,093
                                                       ============ ===========

  The weighted average interest rate on outstanding investment certificates was approximately 8.4% at September 30, 1999 and 1998.

  Investment certificates (including principal and compound and accrued interest) mature as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     2000.........................................................  $ 11,988,000
     2001.........................................................    12,915,000
     2002.........................................................     9,055,000
     2003.........................................................     9,707,000
     2004.........................................................    16,342,000
     Thereafter...................................................    11,799,904
                                                                    ------------
                                                                    $ 71,806,904
                                                                    ============

11. Debt Payable:

  At September 30, 1999 and 1998, debt payable consists of:

                                                               1999      1998
                                                             --------- --------
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 6.5% to 8.0%, due in
    installments through 2020, collateralized by senior
    liens on certain of the Company's real estate contracts,
    mortgage notes receivable and real estate held for
    sale.................................................... $ 279,195 $183,105
   Accrued interest payable.................................       597    1,316
                                                             --------- --------
                                                             $ 279,792 $184,421
                                                             ========= ========

  Aggregate amounts of principal and accrued interest due on debt payable are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
   2001..............................................................  $  27,585
   2004..............................................................     17,293
   Thereafter........................................................    234,914
                                                                       ---------
                                                                       $ 279,792
                                                                       =========

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  OSL has a borrowing agreement with the Federal Home Loan Bank of Seattle in the authorized amount of $4,596,351. All advances are subject to collateral requirements and bear interest at variable rates, determined on the date of the draw. This agreement remains in effect until written notice is provided by either party. There were no amounts outstanding under this borrowing agreement at September 30, 1999. In accordance with the terms of the agreement, OSL must maintain a minimum investment in the common stock of Federal Home Loan Bank of Seattle. This investment is recorded as an available-for-sale security at September 30, 1999 with a market value of $404,700.

12. Income Taxes:

   The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 is as follows:

                           1999                           Assets   Liabilities
                           ----                         ---------- -----------
   Allowance for losses on real estate and
    receivables........................................ $1,330,584
   Annuity reserves....................................  1,009,149
   Unrealized losses on investment securities..........    998,749
   Net operating loss carryforwards....................    926,211
   Guaranty fund assessments...........................    221,129
   Deferred policy acquisition costs...................             $2,928,888
   Contract acquisition costs and discount yield
    recognition........................................                370,743
   Management fee payable..............................                 14,256
   Other...............................................                 70,949
                                                        ----------  ----------
   Total deferred income taxes......................... $4,485,822  $3,384,836
                                                        ==========  ==========
                           1998                           Assets   Liabilities
                           ----                         ---------- -----------
   Allowance for losses on real estate and
    receivables........................................ $  971,910
   Annuity reserves....................................    588,801
   Net operating loss carryforwards....................    586,626
   Guaranty fund assessments...........................    146,550
   Deferred policy acquisition costs...................             $2,495,318
   Contract acquisition costs and discount yield
    recognition........................................                753,098
   Management fee payable..............................                 64,086
   Other...............................................                395,495
                                                        ----------  ----------
   Total deferred income taxes......................... $2,293,887  $3,707,997
                                                        ==========  ==========

   No valuation allowance has been established to reduce the deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences and the probability of the generation of future taxable income. Realization is dependent on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

   At September 30, 1999, the Company's remaining net operating loss carryforwards of approximately $2,700,000 expire in years 2006 through 2012. Due to the Company's previous change in ownership, approximately $1,000,000 of these operating losses, representing those generated prior to the change in ownership, are subject to the provisions of Internal Revenue Code Section 382, which limits the annual utilization of net operating losses to approximately $200,000 per year plus any unused limitation carried over from the prior years.

   The components of the provision for income taxes for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                  1999        1998      1997
                                               -----------  --------- ---------
   Current.................................... $ 1,998,509  $ 476,735 $ 206,173
   Deferred...................................  (1,469,079)    67,299   (79,268)
                                               -----------  --------- ---------
                                               $   529,430  $ 544,034 $ 126,905
                                               ===========  ========= =========

   The following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 1999, 1998 and 1997.

                                 1999              1998             1997
                            ---------------   ---------------   --------------
   Federal income tax at
    statutory rate......... $1,137,048   34 % $1,043,141   34 % $ 672,569   34 %
   Affiliate corporate
    dividend received
    deduction..............    (49,425)  (1)     (51,016)  (1)    (57,184)  (3)
   Small life insurance
    company deduction......   (587,748) (18)    (481,602) (16)   (497,449) (25)
   Other...................     29,555    1       33,511    1       8,969
                            ----------  ---   ----------  ---   ---------  ---
   Income tax provision.... $  529,430   16 % $  544,034   18 % $ 126,905    6 %
                            ==========  ===   ==========  ===   =========  ===

13. Stockholders' Equity:

   A summary of preferred and common stock at September 30, 1999 and 1998 is as follows:

                                                  Issued and Outstanding Shares
                                                ----------------------------------
                             Authorized Shares         1999             1998
                            ------------------- ------------------ ---------------
                              1999      1998    Shares    Amount   Shares  Amount
                            --------- --------- ------- ---------- ------ --------
   Registered preferred
    stock:
     Series S-1............   185,000   185,000  37,540 $  375,395 37,225 $372,246
     Series S-2............   150,000   150,000   8,464     84,644  8,375   83,752
     Series S-RP...........    80,000    80,000   2,560     25,600  2,560   25,600
     Series S-3............   250,000   200,000 107,183  1,071,830 18,427  184,270
                            --------- --------- ------- ---------- ------ --------
                              665,000   615,000 155,747 $1,557,469 66,587 $665,868
                            ========= ========= ======= ========== ====== ========
   Common stock............ 2,000,000 2,000,000  10,000 $  100,000 10,000 $100,000
                            ========= ========= ======= ========== ====== ========

   The Company has authorized 10,000,000 total shares of Series S preferred stock. The Company has the right, without further stockholder approval, to establish additional series of preferred stock with provisions different than those described below for the Series S-1, S-2, S-3 and S-RP preferred stock.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

14. Statutory Accounting:

   The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected differences between the statutory and the GAAP financial statements for the insurance subsidiaries as of and for the years ended September 30, 1999, 1998 and 1997, respectively, are as follows:

                                  Old Standard               Old West
                             ------------------------ -----------------------
                              Statutory      GAAP      Statutory      GAAP
                             -----------  ----------- -----------  ----------
   Stockholders' equity:
     1999................... $15,257,212  $24,341,398 $ 7,284,820  $9,336,893
     1998...................  12,373,875   19,060,776   3,785,690   4,558,591
     1997...................   8,729,543   13,139,713   3,074,487   3,474,838
   Net income (loss):
     1999................... $ 2,684,315  $ 3,284,324 $(1,147,718) $  760,294
     1998...................     937,837    2,889,916     (36,275)    322,019
     1997...................     281,174    2,264,074    (120,881)    145,186
                                  Old Standard               Old West
                             ------------------------ -----------------------
                              Statutory      GAAP      Statutory      GAAP
                             -----------  ----------- -----------  ----------
   Unassigned statutory
    surplus (deficit) and
    retained earnings
    (accumulated deficit):
     1999................... $   457,212  $10,472,315 $(2,822,580) $   92,516
     1998...................     573,875    7,187,990  (1,421,710)   (667,777)
     1997...................     (70,457)   4,298,075  (1,382,913)   (989,796)

   The Idaho Insurance Code presently requires the life insurance subsidiary domiciled in the state of Idaho to maintain $1 million in common stock and $1 million in contributed surplus. The life insurance subsidiary domiciled in this state had an unassigned statutory surplus of approximately $457,000 at September 30, 1999, which is available to be paid out in dividends, upon approval.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

   The Arizona Insurance Code presently requires the life insurance subsidiary domiciled in the state of Arizona to maintain $450,000 in common stock and contributed surplus. This life insurance subsidiary domiciled in this state had an unassigned statutory deficit of approximately $2,823,000 at September 30, 1999 and thus, is currently restricted from paying dividends.

   The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas.

   It is not known whether the Insurance Departments of the States of Idaho and Arizona (the states of domicile of the Company's life insurance subsidiaries) will adopt the Codification, and whether the Insurance Departments of the States of Idaho and Arizona will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted by the Insurance Departments of the States of Idaho and Arizona. However, the actual effect of adoption could differ as changes are made to the Codification guidance prior to its recommended effective date of January 1, 2001.

   The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital ("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the life insurance subsidiaries at September 30, 1999 was above the minimum standards.

15. Supplemental Disclosures for Statements of Cash Flows:

   Supplemental information on interest and income taxes paid during the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Interest paid.............................. $4,283,583 $3,695,984 $2,864,831
   Income taxes paid..........................  1,361,817    455,214    370,569

   Non-cash investing and financing activities of the Company during the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                  1999       1998       1997
                                               ---------- ---------- ----------
   Assumption of other debt payable in
    conjunction with purchase of real estate
    contracts and mortgage notes receivable... $  115,296 $   16,942 $  171,435
   Real estate acquired through foreclosure...  3,173,885  2,555,076  2,256,460
   Receivables originated to facilitate the
    sale of real estate.......................    506,984  3,033,829    344,798
   Transfer of securities from available-for-
    sale to trading...........................                        1,559,962
   Transfer of securities from trading to
    available-for-sale........................ 16,675,773

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

16. Business Segment Reporting:

   The Company principally operates in three industry segments which encompasses: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties.

   Information about the Company's separate business segments and in total as of and for the years ended September 30, 1999, 1998 and 1997 is as follows:

                                                         1999
                            ------------------------------------------------------------------
                                                        Property
                                            Annuity    Development  Intersegment
                             Investing     Operations  Operations   Eliminations     Total
                            ------------  ------------ -----------  ------------  ------------
   Revenues................ $ 10,444,610  $ 23,843,214  $1,911,112                $ 36,198,936
   Income (loss) from
    operations.............   (1,750,051)    5,270,357    (176,048)                  3,344,258
   Identifiable assets,
    net....................  104,499,760   238,238,836     455,651  $(48,078,288)  295,115,959
   Depreciation and
    amortization...........      658,837     2,373,588      15,623                   3,048,048
   Capital expenditures....       18,257         8,823      46,760                      73,840
                                                         1998
                            ------------------------------------------------------------------
                                                        Property
                                            Annuity    Development  Intersegment
                             Investing     Operations  Operations   Eliminations     Total
                            ------------  ------------ -----------  ------------  ------------
   Revenues................ $ 12,470,713  $ 15,644,245  $1,850,589                $ 29,965,547
   Income (loss) from
    operations.............   (1,364,655)    4,168,652     264,064                   3,068,061
   Identifiable assets,
    net....................   76,213,656   163,626,195     396,887  $(33,642,504)  206,594,234
   Depreciation and
    amortization...........      736,182     1,027,361       8,387                   1,771,930
   Capital expenditures....        6,682        10,379       7,094                      24,155
                                                         1997
                            ------------------------------------------------------------------
                                                        Property
                                            Annuity    Development  Intersegment
                             Investing     Operations  Operations   Eliminations     Total
                            ------------  ------------ -----------  ------------  ------------
   Revenues................ $  7,514,347  $ 10,425,908  $1,845,207                $ 19,785,462
   Income (loss) from
    operations.............   (1,173,951)    2,947,133     204,963                   1,978,145
   Identifiable assets,
    net....................   66,682,711   123,723,713     657,443  $(24,709,797)  166,354,070
   Depreciation and
    amortization...........      533,668       428,461       5,253                     967,382
   Capital expenditures....       16,743        12,856      21,369                      50,968

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

17. Related-Party Transactions:

   The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended September 30, 1999, 1998 and 1997:

                                               1999        1998        1997
                                            ----------- ----------- -----------
  Real estate contracts and mortgage notes
   receivable and other receivable
   investments purchased through
   Metropolitan or affiliates.............. $47,063,832 $36,268,548 $63,980,678
  Capitalized acquisition costs charged to
   the Company on purchased receivables,
   including management underwriting fees..     395,856     899,999   3,384,542
                                            ----------- ----------- -----------
  Total cost of receivables purchased
   through Metropolitan.................... $47,459,688 $37,168,547 $67,365,220
                                            =========== =========== ===========
  Proceeds from real estate contracts and
   mortgage notes receivable and other
   receivable investments sold to
   Metropolitan or its affiliates.......... $56,587,031 $ 9,350,960 $ 3,815,973
  Gains on real estate contracts and
   mortgage notes receivable and other
   receivable investments sold to
   Metropolitan or its affiliates..........   1,707,175     749,085     103,947
  Service fees charged to Metropolitan for
   property development assistance.........   1,911,112   1,844,026   1,845,207
  Servicing and collection fees charged by
   a Metropolitan affiliate................     490,726     500,832     341,000
  Commissions and service fees charged to
   Metropolitan on sale of Metropolitan's
   debentures and preferred stock..........   1,786,408   2,448,075   1,307,110
  Net change in note receivable from
   Metropolitan............................   9,947,289   2,560,000
  Interest received on note receivable from
   Metropolitan............................     734,126      80,028
  Dividends received on affiliated
   companies' stock investments............     207,589     214,354     240,267
  Direct reinsurance premiums received from
   affiliate (Note 8)......................  44,746,374  25,448,538  28,006,722
  Ceding commissions paid to affiliate.....   2,300,000   1,600,000

   Payables to Metropolitan or its affiliates of $151,077 at September 30, 1999 and receivables from Metropolitan or its affiliates of $10,985,805 at September 30, 1998 represent amounts owed by or to the Company related primarily to collections on real estate contract and mortgage notes receivable and reinsurance premiums due.

   During the year ended September 30, 1999, the Company sold pools of real estate contracts and mortgage notes receivable to Metropolitan or its affiliates, which were subsequently securitized by Metropolitan or its affiliates. To the extent these sales were consummated just prior to the securitization transaction, the Company was allocated a gain as if they had participated in the securitization transaction. If the sales were made in advance of the securitization transaction, then such sales were made at fair value on the date of the sale, and Metropolitan or its affiliates assumed all credit and market risk associated with the real estate contracts and mortgage notes receivable from the date of the sale through the securitzation.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

   The Company receives management, receivable acquisition and receivable collections services from Metropolitan for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by the Company. The Company pays, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the receivable is acquired. During the years ended
September 30, 1999, 1998 and 1997, the Company incurred service fees for receivable acquisition from Metropolitan of approximately $396,000, $900,000 and $3,385,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

   The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $1,153,000, $891,000 and $706,000 in the years ended September 30, 1999, 1998 and 1997, respectively, and were assessed based on the number of real estate contracts and mortgage notes receivable serviced by Metropolitan on the Company's behalf. Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.

   Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

   MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .25% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and service fees charged to Metropolitan during the years ended September 30, 1999, 1998 and 1997 were approximately $1,786,000, $2,448,000 and $1,307,000, respectively.

   Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to Metropolitan for these services were approximately $1,911,000, $1,844,000 and $1,845,000 during the years ended September 30, 1999, 1998 and 1997, respectively.

   The Company's employees are included in the Metropolitan Mortgage & Securities Co., Inc. Retirement Savings Plan (the "Plan"), authorized under
Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 21 upon completion of six months of service in which he or she has earned 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages. The Company matches contributions equal to 50% of pre-tax contributions up to a maximum of 6% of compensation. This match is made only if the Company has a net profit during the preceding fiscal year. For services performed, the contribution relating to the Company's employees was made by Metropolitan during the years ended September 30, 1999, 1998 and 1997.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

    Non-Publicly Traded Investment Securities--Fair value is determined based upon quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows.

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

    Annuity Reserves--The fair value of annuity reserves approximates the carrying value because the majority of the annuity policies provide for variable rates of interest.

    Investment Certificates and Debt Payable--The fair value of investment certificates and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

    Off-Balance-Sheet Financial Instruments--Fair value approximates the notional amount of commitments to extend credit because advances bear current interest rates and are made contingent to the borrowers compliance with the existing loan agreement.

   The estimated fair values of the following financial instruments as of September 30, 1999 and 1998 are as follows:

                                                                 1999
                                                        -----------------------
                                                         Carrying
                                                          Amounts   Fair Value
                                                        ----------- -----------
Financial assets:
  Cash and cash equivalents............................ $42,242,161 $42,242,161
  Investments:
    Affiliated companies...............................   4,522,425   4,522,425
    Trading securities.................................  11,117,556  11,117,556
    Available-for-sale securities......................  76,474,251  76,474,251
    Held-to-maturity securities........................   1,499,914   1,504,766

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                                                1999
                                                      -------------------------
                                                        Carrying
                                                        Amounts     Fair Value
                                                      ------------ ------------
Financial assets, continued:
  Real estate contracts and mortgage notes
   receivable........................................ $121,474,672 $131,451,855
  Other receivable investments.......................   21,157,832   22,095,142
Financial liabilities:
  Annuity reserves...................................  201,331,111  201,331,111
  Investment certificates--principal and compound
   interest..........................................   70,725,716   72,472,641
  Debt payable--principal............................      279,195      286,091
Off-balance-sheet instruments:
  Commitments to extend credit.......................    7,757,241    7,757,241
                                                                1998
                                                      -------------------------
                                                        Carrying
                                                        Amounts     Fair Value
                                                      ------------ ------------
Financial assets:
  Cash and cash equivalents.......................... $ 14,168,191 $ 14,168,191
  Investments:
    Affiliated companies.............................    4,522,425    4,522,425
    Trading securities...............................    6,049,823    6,049,823
    Available-for-sale securities....................    5,356,652    5,356,652
    Held-to-maturity securities......................    2,005,209    2,018,282
  Real estate contracts and mortgage notes
   receivable........................................  123,107,744  135,190,084
  Other receivable investments.......................   26,943,073   29,319,884
Financial liabilities:
  Annuity reserves...................................  136,362,403  136,362,403
  Investment certificates--principal and compound
   interest..........................................   55,037,297   55,934,405
  Debt payable--principal............................      183,105      186,090
Off-balance-sheet instruments:
  Commitments to extend credit.......................    2,051,154    2,051,154

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

19. Parent Company Only Financial Statements:

   The condensed balance sheets of Summit Securities, Inc. ("Summit" or the "parent company") at September 30, 1999 and 1998 are as follows:

                                                          1999         1998
                                                       -----------  -----------
                        ASSETS
Cash and cash equivalents............................. $ 8,413,848  $ 1,814,803
Investments...........................................  10,822,908    8,405,975
Real estate contracts and mortgage notes receivable
 and other receivable investments, net................  41,113,637   31,322,746
Real estate held for sale, net (including foreclosed
 real estate received in satisfaction of debt of
 $694,959 and $918,903)...............................     901,503    1,310,714
Equity in subsidiary companies........................  25,034,093   19,911,362
Deferred costs, net...................................   2,152,034    1,518,636
Other assets, net.....................................     965,955    1,995,748
Deferred income taxes.................................   1,446,683      690,343
Receivables from affiliates...........................     260,145      185,652
                                                       -----------  -----------
  Total assets........................................ $91,110,806  $67,155,979
                                                       ===========  ===========
                     LIABILITIES
Investment certificates and accrued interest.......... $71,806,904  $55,894,093
Debt payable..........................................     138,838       38,811
Accounts payable and accrued expenses.................      60,109      539,011
                                                       -----------  -----------
  Total liabilities...................................  72,005,851   56,471,915
                                                       -----------  -----------
                 STOCKHOLDERS' EQUITY
Preferred stock, $10 par (liquidation preference,
 $15,574,690 and $6,658,680)..........................   1,557,469      665,868
Common stock, $10 par.................................     100,000      100,000
Additional paid-in capital............................  11,988,926    4,405,604
Accumulated other comprehensive income (loss).........  (1,938,750)      91,754
Retained earnings.....................................   7,397,310    5,420,838
                                                       -----------  -----------
  Total stockholders' equity..........................  19,104,955   10,684,064
                                                       -----------  -----------
  Total liabilities and stockholders' equity.......... $91,110,806  $67,155,979
                                                       ===========  ===========

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Summit's condensed statements of income for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                             1999         1998         1997
                                          -----------  -----------  ----------
   Revenues:
     Interest and earned discounts......  $ 4,904,417  $ 4,194,680  $4,048,087
     Dividends..........................      207,589      214,354     240,267
     Fees, commissions, service and
      other income......................       66,991       78,773      95,751
     Real estate sales..................    2,253,209    4,333,321   1,342,030
     Net gains on investments and
      receivables.......................      764,222      871,980     289,880
                                          -----------  -----------  ----------
       Total revenues...................    8,196,428    9,693,108   6,016,015
                                          -----------  -----------  ----------
   Expenses:
     Interest expense...................    5,845,279    4,768,082   4,269,214
     Cost of real estate sold...........    2,172,782    4,487,903   1,443,014
     Provision for losses on real estate
      assets............................      830,539      841,060     289,308
     Salaries and employee benefits.....      206,067      116,134     107,941
     Other operating expenses...........      886,837      877,382     844,978
                                          -----------  -----------  ----------
       Total expenses...................    9,941,504   11,090,561   6,954,455
                                          -----------  -----------  ----------
   Loss from operations before income
    taxes and equity in net income of
    subsidiaries........................   (1,745,076)  (1,397,453)   (938,440)
   Income tax benefit...................      634,884      516,356     404,837
                                          -----------  -----------  ----------
   Loss before equity in net income of
    subsidiaries........................   (1,110,192)    (881,097)   (533,603)
   Equity in net income of
    subsidiaries........................    3,925,020    3,405,124   2,384,843
                                          -----------  -----------  ----------
   Net income...........................  $ 2,814,828  $ 2,524,027  $1,851,240
                                          ===========  ===========  ==========

  Summit's condensed statements of cash flows for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                             1999        1998         1997
                                          ----------  -----------  -----------
   Cash flows from operating activities:
     Net income.........................  $2,814,828  $ 2,524,027  $ 1,851,240
     Adjustments to reconcile net income
      to net cash from operating
      activities........................    (341,568)  (3,092,688)  (1,230,286)
                                          ----------  -----------  -----------
       Net cash from operating
        activities......................   2,473,260     (568,661)     620,954
                                          ----------  -----------  -----------
   Cash flows from investing activities:
     Principal payments on real estate
      contracts and mortgage notes
      receivable and other receivable
      investments.......................   5,306,256    6,250,637    5,711,139
     Proceeds from sales of real estate
      contracts and mortgage notes
      receivable and other receivable
      investments.......................  16,176,114    6,597,635    7,047,780

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                            1999         1998          1997
                                        ------------  -----------  ------------
   Cash flows from investing
    activities, continued:
     Acquisition of real estate
      contracts and mortgage notes and
      other receivable investments....  $(31,362,510) $(6,790,468) $(18,740,065)
     Proceeds from real estate sales..     1,746,225    1,299,492       768,695
     Purchase of investments..........    (1,642,386)                  (715,277)
     Proceeds from sales of
      investments.....................       600,174
     Proceeds from maturities of
      investments.....................       542,100
     Additions to real estate held for
      sale............................    (1,267,441)  (3,048,240)   (1,910,347)
     Net change in investment in and
      advances to subsidiaries........    (7,082,919)  (7,085,451)      284,308
                                        ------------  -----------  ------------
       Net cash from investing
        activities....................   (16,984,387)  (2,776,395)   (7,553,767)
                                        ------------  -----------  ------------
   Cash flows from financing
    activities:
     Repayments to banks and others...        (1,033)     (17,249)      (14,719)
     Debt issuance costs..............    (1,348,623)    (775,095)     (651,450)
     Proceeds from issuance of
      investment certificates.........    25,798,321   14,168,688    13,262,761
     Repayments of investment
      certificates....................   (10,975,060)  (9,382,646)   (6,812,643)
     Contingent purchase price paid on
      subsidiary purchased from
      related party...................                   (135,569)     (249,721)
     Issuance of preferred stock, net
      of redemptions..................     8,474,923    1,207,296     1,181,922
     Cash dividends...................      (838,356)    (709,235)     (446,560)
                                        ------------  -----------  ------------
       Net cash from financing
        activities....................    21,110,172    4,356,190     6,269,590
                                        ------------  -----------  ------------
   Net change in cash and cash
    equivalents.......................     6,599,045    1,011,134      (663,223)
   Cash and cash equivalents,
    beginning of year.................     1,814,803      803,669     1,466,892
                                        ------------  -----------  ------------
   Cash and cash equivalents, end of
    year..............................  $  8,413,848  $ 1,814,803  $    803,669
                                        ============  ===========  ============

  Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                     1999       1998      1997
                                                  ---------- ---------- --------
   Receivables originated to facilitate the sale
    of real estate..............................  $  506,984 $3,033,829 $573,335
   Real estate acquired through foreclosure.....     801,241  1,157,640  834,620
   Assumption of debt payable in conjunction
    with acquisition of real estate contracts
    and mortgage notes receivable or foreclosure
    of real estate..............................      99,092              32,755
   Transfer of securities from available-for-
    sale to trading.............................                         908,484
   Transfer of securities from trading to
    available-for-sale..........................   5,497,387

  Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  At September 30, 1999 and 1998, Summit's debt payable consists of the following:

                                                               1999      1998
                                                             ---------  -------
   Real estate contracts and mortgage notes payable,
    interest rates ranging from 6.5% to 8.0%, due in
    installments through 2020; collateralized by senior
    liens on certain of the Company's real estate contracts,
    mortgage notes and real estate held for sale............ $ 139,065  $38,338
   Accrued interest payable.................................      (227)     473
                                                             ---------  -------
                                                             $ 138,838  $38,811
                                                             =========  =======

  Aggregate amounts of principal and accrued interest due on the parent company's debt payable is all due after five years.

  At September 30, 1999 and 1998, Summit's investment certificates consisted of the following:

   Annual Interest Rates                                   1999        1998
   ---------------------                               ------------ -----------
     6% to 7%......................................... $  4,072,401 $ 2,408,575
     7% to 8%.........................................    2,054,097   1,145,184
     8% to 9%.........................................   43,862,739  35,281,596
     9% to 10%........................................   14,321,558  10,662,392
     10% to 11%.......................................      193,333     183,121
                                                       ------------ -----------
                                                         64,504,128  49,680,868
     Compound and accrued interest....................    7,302,776   6,213,225
                                                       ------------ -----------
                                                       $ 71,806,904 $55,894,093
                                                       ============ ===========

  Maturities of the parent company's investment certificates are as follows:

   Fiscal Year Ending
    September 30,
   ------------------
     2000.......................................................... $ 11,988,000
     2001..........................................................   12,915,000
     2002..........................................................    9,055,000
     2003..........................................................    9,707,000
     2004..........................................................   16,342,000
     Thereafter....................................................   11,799,904
                                                                    ------------
                                                                    $ 71,806,904
                                                                    ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                  1999       1998       1997
                                               ---------- ---------- -----------
   Real estate contracts, mortgage notes and
    other receivable investments purchased
    through Metropolitan or affiliates.......  $  400,237 $4,230,050 $16,771,405
   Contract acquisition costs charged to
    Summit on purchased real estate
    contracts, mortgage notes and other
    receivable investments, including
    management underwriting fees.............       5,624    267,950     709,875
                                               ---------- ---------- -----------
   Total costs of real estate contracts,
    mortgage notes and other receivable
    investments purchased through
    Metropolitan.............................  $  405,861 $4,498,000 $17,481,280
                                               ========== ========== ===========
   Proceeds on sales of real estate
    contracts, mortgage notes and other
    receivable investments to Metropolitan or
    its affiliates...........................  $3,844,656 $9,350,960 $ 4,054,130
   Realized net gains on sale of receivables
    to Metropolitan or its affiliates........     209,630    749,085      59,251
   Dividends received on affiliated
    companies' stock investments.............     207,589    214,354     240,267
   Note receivable from Metropolitan.........  10,000,000  2,560,000
   Interest received on note receivable from
    Metropolitan.............................     642,417     80,078
   Servicing and collection fees charged by a
    Metropolitan affiliate...................     155,168    224,064

                                                                      SCHEDULE I

                            SUMMIT SECURITIES, INC.

        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

                               September 30, 1999

               Column A                   Column B    Column C      Column D
               --------                 ------------ ----------- --------------
                                                                   Amount At
                                         Amortized     Market    Which Shown On
          Type of Investments               Cost        Value    Balance Sheet
          -------------------           ------------ ----------- --------------
FIXED MATURITIES
Investments:
  U.S. Government and Government
   Agencies and Authorities............ $  5,999,185 $ 6,026,016  $  6,021,164
  Mortgage and Asset-Backed Bonds......   85,912,664  82,665,857    82,665,857
                                        ------------ -----------  ------------
TOTAL FIXED MATURITIES.................   91,911,849  88,691,873    88,687,021
                                        ============ ===========  ============
Equity Securities......................      403,100     404,700       404,700
                                        ============ ===========  ============
Real Estate Contracts and Mortgage
 Notes Receivables.....................  119,683,515               119,683,515
                                        ============              ============
Other Investment Receivables...........   21,157,832                21,157,832
                                        ============              ============
Real Estate Held for Sale..............    2,654,284                 2,654,284
                                        ============              ============
Other Assets-Policy Loans..............        7,521                     7,521
                                        ============              ============
TOTAL INVESTMENTS...................... $235,818,101              $232,594,873
                                        ============              ============

                                                                     SCHEDULE II

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 Years Ended September 30, 1999, 1998, and 1997

                                           Additions
                                          (Reductions)  Deductions
                               Balance at  Charged to  and Accounts
                               Beginning   Costs and   Written Off   Balance at
         Description            of Year     Expenses    (Recovery)   End of Year
         -----------           ---------- ------------ ------------  -----------
Allowance for losses deducted
 from real estate contracts
 and mortgage notes
 receivable on balance
 sheet.......................
  1999.......................  $1,843,055   $1,507,953     $268,090   $3,082,918
  1998.......................   1,153,278    1,243,044      553,267    1,843,055
  1997.......................     974,487      386,525      207,734    1,153,278
Allowance for losses deducted
 from real estate held for
 sale on balance sheet.......
  1999.......................  $  617,754   $  817,547     $557,199   $  878,102
  1998.......................     457,427      556,129      395,802      617,754
  1997.......................     206,785      599,910      349,268      457,427
Allowance for losses on
 accounts and notes
 receivable deducted from
 other assets on balance
 sheet.......................
  1999.......................  $   31,875   $   12,000     $    --    $   43,875
  1998.......................      22,375        9,500          --        31,875
  1997.......................      10,375        9,500       (2,500)      22,375

                                                                    SCHEDULE III
                                                                     Page 1 of 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                            Future Policy
                                 Deferred      Benefits             Other Policy
                                  Policy    Losses, Claims           Claims and
                                Acquisition    and Loss    Unearned   Benefits
                                   Cost        Expenses    Premiums   Payable
                                ----------- -------------- -------- ------------
September 30, 1999
  Annuities....................  $9,747,787   $201,331,111    $ --         $ --
September 30, 1998
  Annuities....................  $7,922,724   $136,362,403    $ --         $ --
September 30, 1997
  Annuities....................  $6,504,034   $105,339,688    $ --         $ --

                                                                    SCHEDULE III
                                                                     Page 2 of 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                              Benefits   Amortization
                                               Claims    of Deferred
                                     Net     Losses and     Policy      Other
                        Premium  Investment  Settlement  Acquisition  Operating
                        Revenue    Income     Expenses      Costs     Expenses
                        -------- ----------- ----------- ------------ ---------
September 30, 1999
  Annuities............ $147,184 $18,778,782 $10,645,585   $2,365,000  $778,436
September 30, 1998
  Annuities............ $148,958 $12,575,824 $ 6,953,757   $1,195,000  $417,042
September 30, 1997
  Annuities............ $111,999 $ 8,555,418 $ 5,071,732   $  422,386  $295,114

                                                                    SCHEDULE IV
                                                                    Page 1 of 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE

                              September 30, 1999

  Approximately 1% of the contracts are subject to variable interest rates. Interest rates range from 0% to 18% with rates principally (77% of face value) within the range of 8% to 13%. The following table segregates the Consolidated Group's Receivable portfolio by type, size, and lien position.

                                                                                         Non
                                      Interest     Carrying    Delinquent  Number of   Accrual   Number of
                          Number of     Rates     Amount of    Principal  Delinquent  Principal Non Accrual
      Description        Receivables Principally Receivables     Amount   Receivables  Amount   Receivables
      -----------        ----------- ----------- ------------  ---------- ----------- --------- -----------
RESIDENTIAL
First Mortgage >
 $75,000................       56        8-11%   $  6,914,078  $1,244,424       9        --         --
First Mortgage >
 $40,000................      139        8-10       7,204,023     294,999       6        --         --
First Mortgage <
 $40,000................    1,710        8-14      13,519,766     545,520      45        --         --
Second or Lower >
 $75,000................        2         8-9         332,230         --      --         --         --
Second or Lower >
 $40,000................        8        9-10         415,056      40,000       1        --         --
Second or Lower <
 $40,000................       70        8-11       1,142,835     167,690       6        --         --
COMMERCIAL
First Mortgage >
 $75,000................       81        8-13      58,301,129   5,014,895       7        --         --
First Mortgage >
 $40,000................       35        8-10       1,896,952     128,613       2        --         --
First Mortgage <
 $40,000................       51        8-18         678,730         --      --         --         --
Second or Lower >
 $75,000................        6       10-15         945,062         --      --         --         --
Second or Lower >
 $40,000................        2       10-11         128,975      60,470       1        --         --
Second or Lower <
 $40,000................        6        8-10          84,644         --      --         --         --
FARM, LAND AND OTHER
First Mortgage >
 $75,000................       16        8-12      30,554,949         --      --         --         --
First Mortgage >
 $40,000................       13        8-10         669,320      41,300       1        --         --
First Mortgage <
 $40,000................       37        8-10         751,147         --      --         --         --
Second or Lower >
 $75,000................        2           9         345,601     186,403       1        --         --
Second or Lower >
 $40,000................        1           6          72,201         --      --         --         --
Second or Lower <
 $40,000................        8        9-11         159,833      22,183       1        --         --
Unrealized discounts,
 net of unamortized
 acquisition costs, on
 Receivables purchased
 at a discount..........                           (2,641,859)
Accrued Interest
 Receivable.............                            1,291,761
Allowance for Losses....                           (3,082,918)
                                                 ------------  ----------
CARRYING VALUE..........                         $119,683,515  $7,746,497
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

                               September 30, 1999

  The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                           Residential Commercial    Farm, Land,      Total
                            Principal   Principal  Other Principal  Principal
                           ----------- ----------- --------------- ------------
October 1999-September
 2002....................  $ 4,975,778 $39,038,805   $21,919,399   $ 65,933,982
October 2002-September
 2004....................    3,223,142   9,742,559     9,124,912     22,090,613
October 2004-September
 2006....................    8,364,853   4,040,143       355,823     12,760,819
October 2006-September
 2009....................    4,107,482   4,264,670       172,198      8,544,350
October 2009-September
 2014....................    4,750,501   2,551,856       346,153      7,648,510
October 2014-September
 2019....................    1,638,423   1,157,254       240,138      3,035,815
October 2019-Thereafter..    2,467,809   1,240,205       394,428      4,102,442
                           ----------- -----------   -----------   ------------
                           $29,527,988 $62,035,492   $32,553,051   $124,116,531
                           =========== ===========   ===========   ============

                                                                     SCHEDULE IV
                                                                     Page 3 of 3

                            SUMMIT SECURITIES, INC.
                         MORTGAGE LOANS ON REAL ESTATE

                               September 30, 1999

                                           For the Years Ended September 30,
                                         --------------------------------------
                                             1999         1998         1997
                                         ------------ ------------ ------------
Balance at beginning of period.......... $121,780,402 $103,623,728 $ 80,008,753
                                         ------------ ------------ ------------
Additions during period
  New Receivables-cash..................  100,092,050   58,146,826   59,193,794
  Loans to facilitate the sale of real
   estate held-noncash..................      506,984    3,033,829      344,798
  Assumption of other debt payable in
   conjunction with acquisition of new
   Receivables-noncash..................      115,296       16,942      171,435
  Increase in accrued interest..........          --       731,102          --
                                         ------------ ------------ ------------
Total additions.........................  100,714,330   61,928,699   59,710,027
                                         ------------ ------------ ------------
Deductions during period
  Collections of principal-cash.........   30,083,280   18,781,579   13,034,662
  Cost of Receivables sold..............   68,035,501   21,306,086   20,297,105
  Foreclosures-non cash.................    3,382,709    2,994,583    2,426,690
  Decrease in accrued interest..........       69,864          --       157,804
  Increase in allowances for losses.....    1,239,863      689,777      178,791
                                         ------------ ------------ ------------
Total deductions........................  102,811,217   43,772,025   36,095,052
                                         ------------ ------------ ------------
Balance at end of period................ $119,683,515 $121,780,402 $103,623,728
                                         ============ ============ ============