Form 10-Q
period 1999-12-31
SUMMIT SECURITIES INC /ID/
filed 2000-02-14
CIK 868016

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 1999

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________

                        Commission file number 0-29075

                            SUMMIT SECURITIES, INC.
                            -----------------------
          (Exact name of registrant as specified in its charter)

          IDAHO                              82-0438135
          -----                              ----------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

     601 W. 1st AVENUE, SPOKANE, WASHINGTON   99201
     --------------------------------------   -----
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

     Common: 10,000 shares at January 31, 2000.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Condensed Consolidated Balance Sheets
     As of December 31, 1999 and September 30, 1999 (unaudited)

     Condensed Consolidated Statements of Income
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Consolidated Statements of Comprehensive Income
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Condensed Consolidated Statements of Cash Flows
     Three Months Ended December 31, 1999 and 1998 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    December 31,              September 30,
                                                                        1999                      1999
                                                                   --------------             --------------
ASSETS
 Cash and cash equivalents                                           $ 10,380,987               $ 42,242,161
 Investments in affiliated companies                                    4,522,425                  4,522,425
 Trading securities, at market                                         25,029,688                 11,117,556
 Available-for-sale securities, at market                              76,012,613                 76,474,251
 Held-to-maturity securities, at amortized cost (market
  value: $1,486,094 and $1,504,766)                                     1,500,835                  1,499,914
 Real estate contracts and mortgage notes and other
  receivables, net of unrealized discounts and allowances
  for losses                                                          159,814,933                140,841,347
 Real estate held for sale                                              1,367,179                  2,654,284
 Deferred acquisition costs, net                                       11,351,403                 11,553,751
 Income taxes                                                             562,115                    381,850
 Other assets, net                                                      3,418,082                  3,109,284
                                                                   --------------             --------------
TOTAL ASSETS                                                         $293,960,260               $294,396,823
                                                                   ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
   Annuity reserves                                                  $198,336,194               $201,331,111
   Investment certificates and accrued interest                        72,004,012                 71,806,904
   Debt payable                                                           279,329                    279,792
   Accounts payable and accrued expenses                                2,025,424                  1,874,061
                                                                   --------------             --------------
   TOTAL LIABILITIES                                                  272,644,959                275,291,868
                                                                   --------------             --------------
 STOCKHOLDERS' EQUITY
   Common stock, $10 par value, 2,000,000 shares
    authorized:  10,000 shares issued and outstanding                     100,000                    100,000
   Preferred stock, $10 par value, 10,000,000 shares
    authorized, 195,121 and 155,747 shares issued and
    outstanding (liquidation preference $19,512,080 and
    $15,574,690, respectively)                                          1,951,208                  1,557,469
   Additional paid-in capital                                          15,329,014                 11,988,926
   Retained earnings                                                    6,411,401                  7,397,310

   Accumulated other comprehensive loss          (2,476,322)        (1,938,750)
                                               -------------    --------------
   TOTAL STOCKHOLDERS' EQUITY                     21,315,301        19,104,955
                                               -------------    --------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                     $293,960,260      $294,396,823
                                               =============    ==============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                               1999                     1998
                                                                           -------------           -------------
REVENUES
 Interest and earned discounts                                               $ 6,914,874             $ 5,194,109
 Annuity fees and charges                                                         66,440                  21,752
 Realized investment gains (losses)                                              286,588                 (53,222)
 Realized net gains on sales of receivables                                      300,523               1,491,686
 Real estate sales                                                             1,422,933                 849,066
 Dividend income                                                                  58,066                  47,359
 Fees, commissions, service and other income                                   1,263,544                 887,307
                                                                           -------------           -------------
   TOTAL REVENUES                                                             10,312,968               8,438,057
                                                                           -------------           -------------
EXPENSES
 Annuity benefits                                                              2,953,233               2,527,670
 Interest                                                                      1,645,221               1,317,861
 Cost of real estate sold                                                      1,406,122                 832,356
 Provision for losses on real estate contracts and real estate                   592,891                 517,789
  held
 Salaries and employee benefits                                                  631,097                 602,859
 Commissions to agents                                                         1,280,344               2,059,323
 Other operating and underwriting expenses                                       920,047                 796,541
 Decrease (increase) in deferred acquisition costs, net of                       142,204              (1,307,736)
  amortization
                                                                           -------------           -------------
   TOTAL EXPENSES                                                              9,571,159               7,346,663
                                                                           -------------           -------------
Income before income taxes                                                       741,809               1,091,394
Provision for income taxes                                                      (310,056)               (226,953)
                                                                           -------------           -------------
NET INCOME                                                                       431,753                 864,441
Preferred stock dividends                                                       (417,662)               (138,051)
                                                                           -------------           -------------
Income applicable to common stockholder                                      $    14,091             $   726,390
                                                                            ============            ============
Basic and diluted income per share                                                 $1.41                  $72.64
applicable to common stockholder

Weighted average number of shares of common                                       10,000                  10,000
stock outstanding



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                        Three Months Ended
                                                            December 31,
                                                      1999               1998
                                                   -----------       -----------

 NET INCOME                                        $ 431,753         $864,441

   OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized gains (losses) on
   investments                                      (814,503)          33,582
   Deferred income tax (provision) benefit           276,931           (4,669)
                                                   ---------         --------
 Net other comprehensive income (loss)              (537,572)          28,913
                                                   ---------         --------
 Comprehensive income (loss)                       $(105,819)        $893,354
                                                   ==========        ========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                               Three Months Ended December 31,
                                                                              1999                        1998
                                                                         --------------              --------------
 CASH USED IN OPERATING ACTIVITIES                                         $ (9,763,579)               $ (1,122,833)
                                                                         --------------              --------------
Cash flows from investing activities:
 Proceeds from sales of available-for-sale investments                        7,494,375                   2,991,773
 Purchase of available-for-sale investments                                  (9,228,870)                 (8,673,819)
 Proceeds from investment maturities                                            885,739                     152,558
 Principal payments on real estate contracts and mortgage                    16,724,688                   5,084,293
  notes and other receivables
 Purchase of real estate contracts and mortgage notes and                   (40,236,134)                (42,556,419)
  other receivables
 Proceeds from real estate sales                                              1,397,801                     412,057
 Additions to real estate held for sale                                        (164,348)                   (479,371)
 Proceeds from sale of receivables                                            4,942,630                  52,291,885
                                                                         --------------              --------------
   NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITIES                                                   (18,184,119)                  9,222,957
                                                                         --------------              --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Receipts from annuity products                                               8,384,990                   6,327,029
 Withdrawals of annuity products                                             (7,397,322)                 (3,390,210)
 Redemption and retirement of preferred stock                                    (2,044)                       (332)
 Proceeds from issuance of investment certificates                            2,288,730                   6,011,303
 Repayment of investment certificates                                        (2,484,281)                 (1,985,937)
 Repayment to banks and others                                                     (368)                       (259)
 Debt issuance costs                                                           (154,926)                   (248,141)
 Issuance of preferred stock                                                  3,735,871                     839,905
 Reinsurance of annuity products to/from reinsurers, net                     (6,866,464)                 30,044,835
 Cash dividends on preferred and common stock                                (1,417,662)                   (138,051)
                                                                         --------------              --------------
   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                                                    (3,913,476)                 37,460,142
                                                                         --------------              --------------
Net change in cash and cash equivalents                                     (31,861,174)                 45,560,266
Cash and cash equivalents, beginning of period                               42,242,161                  14,168,191
                                                                         --------------              --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 10,380,987                $ 59,728,457
                                                                         ==============              ==============

NON CASH INVESTING AND FINANCING
 ACTIVITIES OF COMPANY:
 Real estate acquired through foreclosure                                  $    312,283                $    790,327
 Receivables originated to facilitate the sale of real                           25,132                     437,009
  estate

               The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and changes in cash flows for the three months ended December 31, 1999 and 1998. The results of operations for the three month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $9,001,000 at December 31, 1999 and $7,747,000 at September 30, 1999.

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

6. The Company principally operates in three industry segments which encompasses: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties.

     Information about the Company's separate business segments and in total as of and for the quarters ended December 31, 1999 and 1998 is as follows:

                                                    As of and for the quarter ended December 31, 1999
                                 -------------------------------------------------------------------------------------
                                                                                        Property
                                                                                      Development
                                           Investing           Operations              Operations            Total
                                 -------------------------------------------------------------------------------------
Revenues                                  $ 4,394,293         $  5,393,859              $524,816          $ 10,312,968
Income (loss) from operations               1,286,047             (509,126)              (35,112)              741,809
Identifiable assets, net                   55,672,328          238,111,547               176,385           293,960,260
Depreciation and amortization                 220,816              692,259                 4,198               917,273
Capital expenditures                                -               13,902                   698                14,600

                                                    As of and for the quarter ended December 31, 1998
                                 --------------------------------------------------------------------------------------
                                                                                        Property
                                                                                      Development
                                           Investing           Operations              Operations            Total
                                 --------------------------------------------------------------------------------------
Revenues                                  $ 3,772,294          $  4,180,130             $485,633           $  8,438,057
Income (loss) from operations                (150,719)            1,287,274              (45,161)             1,091,394
Identifiable assets, net                   41,857,783           205,829,546              350,908            248,038,237
Depreciation and amortization                 153,812               107,047                3,742                264,601
Capital expenditures                                -                 2,732               36,007                 38,740

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Significant First Quarter Transactions:

          The Company had no significant or unusual transactions during the quarter ended December 31, 1999.

Financial Condition and Liquidity:

     As of December 31, 1999, the Company had cash or cash equivalents of approximately $10.4 million and liquid investments (trading or available-for-sale securities) of $101.0 million compared to $42.2 million and $87.6 million at September 30, 1999. Management anticipates that cash generated from operations, current cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. Total cash and investments at December 31, 1999, including held-to-maturity securities and investments in affiliates, were $117.4 million as compared to $135.9 million at September 30, 1999. During the three months ended December 31, 1999, approximately $9.8 million were used in operating activities. Funds used in investing activities of $18.2 million were primarily the result of sale proceeds and collections of receivables of $21.7 million, proceeds from the sale of real estate of $1.4 million and sales and maturities of investments of $8.4 million, being exceeded by the $40.2 million of new receivable acquisitions, additions to real estate held of $0.2 million and purchase of available-for-sale securities of $9.2 million. Funds used in financing activities of $3.9 million were primarily the result of the net outflow of ceded annuity products with reinsurers of $6.9 million, a net outflow from investment certificate maturities less sales of $0.2 million, cash dividends of $1.4 million and other debt issue costs of $0.2 million which exceeded the cash inflow, net of redemptions, of $3.7 million from the sale of preferred stock and reinvested dividends and $1.0 million net cash inflow from annuity products.

     The receivable portfolio increased $19.0 million to $159.8 million at December 31, 1999 from $140.8 million at September 30,

1999. For the three months ended December 31, 1999, the increase was primarily the result of the acquisition of receivables of $40.2 million which exceeded the principal collections on receivables of $16.7 million, a reduction for the cost basis of receivables sold of $4.6 million and an increase in allowance for losses of $0.6 million.

     Real estate held for sale decreased $1.3 million to $1.4 million at December 31, 1999 from $2.7 million at September 30, 1999. For the three months ended December 31, 1999, the cost of real estate sold of $1.4 million exceeded the real estate additions of $0.2 million.

     Annuity policy reserves decreased $3.0 million to $198.3 million at December 31, 1999 from $201.3 million at September 30, 1999. For the three months ended December 31, 1999, the decrease resulted primarily from $5.9 million net cash outflows from annuity products, including reinsurance transactions which exceeded credited earnings of $3.0 million.

     Investment certificates outstanding increased slightly to $72.0 million at December 31, 1999 from $71.8 million at September 30, 1999. For the three months ended December 31, 1999, credited interest of $0.4 million exceeded the net cash outflow from maturities of investment certificates less issuances of $0.2 million. Additionally, the Company had cash inflow, net of redemptions, of approximately $3.7 million from the sale of preferred stock and reinvestment of preferred stock dividends during the three months ended December 31, 1999.

     Total assets were $294.0 million at December 31, 1999 compared to $294.4 million at September 30, 1999. Total stockholders' equity was $21.3 million or 7.2% of total assets at December 31, 1999 compared to $19.1 million or 6.5% of total assets at September 30, 1999. At December 31, 1999, the Company had net unrealized losses on available-for-sale securities in the amount of $2.5 million as compared to net unrealized losses of $1.9 million at September 30, 1999. Net unrealized losses on available-for-sale securities are presented as a component of accumulated other comprehensive loss in stockholders' equity.

Results of Operations:

     The Company recorded net income before preferred stock dividends for the three months ended December 31, 1999 of approximately $432,000 compared to $864,000 in the prior year's similar period. Comparing the current year's three month period with the prior year's similar period, the decrease in net income is primarily due to a decrease of $1.2 million in net gains on sales of receivables and a net increase of $0.8 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. These increases were partially offset by an increase of $1.0 million in net interest spread, an increase of $0.3 million in realized gains on sale of investments and an increase of $0.4 million in fees commissions and service income.

     For the three month period ended December 31, 1999, the Company reported a positive spread on its interest sensitive assets and liabilities of $2.4 million as compared to $1.4 million in the prior year's similar period. The increase was primarily the result of additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates.

     During the three months ended December 31, 1999, the Company realized net gains on sales of receivables of $0.3 million as compared to $1.5 million in the prior year's similar period. The current year gains resulted primarily from sales of real estate receivables to affiliates, while in the prior period, the Company participated in a real estate receivable securitization in November 1998 and the securitization of structured settlements in December 1998.

     During the three months ended December 31, 1999, the Company realized net gains on investments of approximately $0.3 million, including mark-to-market adjustments on trading securities, compared to net losses of approximately $0.1 million in the prior year's similar period. The gains in the current period were primarily the result of $1.5 million in mark-to-market gains which exceeded $1.2 million of realized losses on the sale of investments. The mark-to-market gains in the current period resulted from investments that the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Company's investment. The prior year's loss was the result of higher interest rates and increased spreads to treasuries, thus decreasing the value of certain trading securities.

     During the three months ended December 31, 1999, the Company realized gains of $17,000 on sales of $1.4 million of real estate as compared to gains of $17,000 on sales of $0.8 million in the prior year's similar period. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the three months ended December 31, 1999, the Company made provisions for losses on receivables and real estate assets of approximately $0.6 million as compared to $0.5 million in the prior year's similar period. The changes in reserves and valuation accounts were based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

     In the three months ended December 31, 1999, the Company has incurred increases of approximately $0.8 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. In addition to the expense increase, the Company has recorded an increase in fee, service and commission income of approximately $0.4 million with the current year revenues at $1.3 million compared to $0.9 million in the prior year primarily due to an increase in the average receivables balances.


New Accounting Rules:

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. SOP 97-3 is effective for financial statements for fiscal years after December 15, 1998. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software by identifying the characteristics of internal-use software. The Company adopted this standard effective October 1, 1999 with no material effect on its consolidated financial statements

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, Statement of Financial Accounting Standards No. 137,"Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133" ("SFAS No. 137") was issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15,2000. however, earlier application is encouraged as of the beginning of any fiscal quarter. The Company has not yet determined the effect of the application of this statement on its consolidated financial statements.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement was effective for the first fiscal quarter beginning after December 15, 1998. On January 1, 1999, the Company adopted this new standard and reclassified approximately $16.7 million of securities that were retained after securitizations from trading securities to available-for-sale securities.

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

     State of Readiness

     The Consolidated Group has established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. The plan, with the exception of the contingency plan, was completed by September 30, 1999. The contingency plan, including rollover planning was completed by December 1, 1999, but has continued to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan included the following phases:

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

     The plan included a timeline for the completion of each of the phases and components of the work within each phase. Many of the different phases had overlapping timelines and, therefore, progressed simultaneously. The Year 2000 task force generally met weekly to coordinate its efforts as well as to monitor progress.

     The status of the Consolidated Group's Year 2000 efforts are regularly monitored by the internal auditor. In addition, during the first quarter of calendar 1999, the Consolidated Group intends to engage a third party to provide an external evaluation of its Year 2000 action plan and the status of the preparations of the Consolidated Group at that time.

     The Consolidated Group has completed the testing of its internally supported software applications and its hardware. Testing to date did not produce any results which were not able to be resolved. Newly acquired or upgraded software, hardware and facilities systems will continue to be tested as deemed necessary.

     The Consolidated Group has requested vendor documentation certifying Year 2000 compliance with respect to third party software applications, third party services, equipment and facilities related systems. Certain equipment and facilities systems which were identified as higher priority were tested for compliance, where testing is possible. The Consolidated Group has not received any indication from any third party that a mission critical system or service was not Year 2000 compliant.


     Expected Costs of Remediation

     Prior to fiscal 1998, the Consolidated Group did not track Year 2000 related costs. The Consolidated Group and its affiliates incurred $1.4 million in Year 2000 related costs through December 31, 1999. The Consolidated Group does not believe that remaining remediation costs will be significant. The Consolidated Group will pay certain of these costs while the remainder of the costs will be paid by or charged to the affiliated companies. The predominant components of both past and future costs consist of soft costs related to employee time and resource allocations rather than direct costs such as the acquisition of new software.

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

     Contingency Plans

The Consolidated Group developed a contingency plan which included plans for mission critical items as the first and top priority. Where appropriate and feasible, the plan also addressed alternatives for internally developed systems as well as externally developed ones, and included steps to implement transition to an alternative system. The plan included trigger dates for implementing alternative solutions prior to the Year 2000, where system testing or third party documentation indicates that a system was not and would not be compliant. There can be no assurance that this contingency plan, or that the Year 2000 action plan will be able to prevent a material disruption of the Consolidated Group's business.


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

     The Consolidated Group believes that there has not been a material change in its market risk since the end of its last fiscal year.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  There are no material legal proceedings or actions pending or threatened against Summit Securities, Inc. and its subsidiaries or to which its property is subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Security Holders during the reporting period.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
              3.01. Articles of Incorporation of the Company (Exhibit 3(a) to Registration No. 3-36775).

              3.02. Bylaws of the Company (Exhibit 3(b) to Registration No. 33-36775).

              4.01. Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee (Exhibit 4(a) to Registration No. 33-36775).

              4.02. Tri-Party Agreement dated as of April 24, 1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Exhibit 4(c) to Registration No. 333-19787).

              4.03. First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B. (Exhibit 4(c) to Form 10-K filed January 7, 1998).

              4.04. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1 (Exhibit 4(c) to Registration No. 33-57619).

              4.05. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-2 (Exhibit 4(c) to Registration No. 333-115).

              4.06. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-RP (Exhibit 4(f) to Form 10-K file January 13, 1997).

              4.07. Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock, Series S-3 (Exhibit 4(f) to Amendment 3 to Registration No. 333-19787).

              10.01. Receivable Management, Acquisition and Service Agreement
                     between Summit Securities, Inc. and Metropolitan Mortgage & Securities Co., Inc. dated September 9, 1994 (Exhibit 10(a) to Registration No. 33-57619).

              10.02. Receivable Management, Acquisition and Service Agreement
                     between Old Standard Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated December 31, 1994 (Exhibit 10(b) to Registration No. 33-57619).

              10.03. Receivable Management, Acquisition and Service Agreement
                     between Arizona Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated October 10, 1996 (Exhibit 4(c) to Registration No. 333-19787).

              10.04. Reinsurance Agreement between Western United Life Assurance
                     Company and Old Standard Life Insurance Company (Exhibit 10(d) to Form 10-K filed January 7, 1998.

              11. Statement regarding Computation of Earnings Per Common Share (See Financial Statements).

              *27.   Financial Data Schedule.

              *Filed herewith

     (b)  Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of February 2000 on its behalf by the undersigned, thereunto duly authorized.

          SUMMIT SECURITIES, INC.

          /s/ TOM TURNER
          ----------------------------------------------
          Tom Turner
          President/Director

          /s/ JULIE HANLEY
          ----------------------------------------------
          Julie Hanley
          Principal Accounting Officer
          Principal Financial Officer