Form 10-Q
period 2000-03-31
SUMMIT SECURITIES INC /ID/
filed 2000-05-15
CIK 868016

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2000

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

  Common: 10,000  shares at April 30, 2000.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Consolidated Balance Sheets
     As of March 31, 2000 and September 30, 1999 (unaudited)................ 3

     Consolidated Statements of Income
     Three Months and Six Months Ended March 31, 2000 and 1999 (unaudited).. 4

     Consolidated Statements of Comprehensive Income
     Three Months and Six Months Ended March 31, 2000 and 1999 (unaudited).. 5

     Consolidated Statement of Stockholders' Equity
     Six Months Ended March 31, 2000 (unaudited)............................ 6

     Consolidated Statements of Cash Flows
     Six Months Ended March 31, 2000 and 1999 (unaudited)................... 7

     Notes to Consolidated Financial Statements............................. 8

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                March 31,             September 30,
                                                                                  2000                    1999
                                                                              ------------            -------------
ASSETS
 Cash and cash equivalents                                                    $  8,056,522             $ 42,242,161
 Investments:
   Affiliated companies                                                          4,522,425                4,522,425
   Trading securities, at market                                                30,401,078               11,117,556
   Available-for-sale securities, at market                                     80,101,321               76,474,251
   Held-to-maturity securities, at amortized cost                                1,500,729                1,499,914
   Accrued interest on investments                                               1,139,959                1,062,327
                                                                             -------------            -------------
     Total cash and investments                                                125,722,034              136,918,634

 Real estate contracts and mortgage notes receivable, net                      124,609,664              119,683,515
 Other receivable investments, net                                              31,910,710               21,157,832
 Real estate held for sale, net                                                  4,666,374                2,654,284
 Deferred costs, net                                                            11,287,809               11,553,751
 Deferred Income taxes                                                                   -                1,100,986
 Other assets, net                                                               1,477,946                2,046,957
                                                                             -------------            -------------
TOTAL ASSETS                                                                  $299,674,537             $295,115,959
                                                                             =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
   Annuity reserves                                                           $194,486,341             $201,331,111
   Investment certificates                                                      74,480,039               71,806,904
   Debt payable                                                                    282,066                  279,792
   Accounts payable and accrued expenses                                         1,392,735                1,722,984
   Payables to affiliates, net                                                   1,576,458                  151,077
   Income taxes payable                                                            665,013                  719,136
                                                                             -------------            -------------
   TOTAL LIABILITIES                                                           272,882,652              276,011,004
                                                                             -------------            -------------
 STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 220,005 and 155,747 shares                    2,200,053                1,557,469
    issued and outstanding (liquidation preference $22,000,530 and $15,574,690)
   Common stock, $10 par value, 10,000 shares issued and                           100,000                  100,000
    outstanding
   Additional paid-in capital                                                   17,448,912               11,988,926
   Accumulated other comprehensive loss                                         (1,817,779)              (1,938,750)
   Retained earnings                                                             8,860,699                7,397,310
                                                                             -------------            -------------
   TOTAL STOCKHOLDERS' EQUITY                                                   26,791,885               19,104,955
                                                                             -------------            -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $299,674,537             $295,115,959
                                                                             =============            =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                          Three Months Ended           Six Months Ended
                                                               March 31,                  March 31,
                                                           2000         1999          2000          1999
                                                       -----------   ----------   -----------   -----------
REVENUES
 Annuity fees and charges                              $    32,101   $   30,928   $    98,541   $    52,680
 Interest on receivables                                 3,709,929    3,072,395     7,558,582     6,413,366
 Earned discounts on receivables                         1,077,229    1,015,610     1,832,493     1,952,872
 Other investment income                                 2,291,996    1,683,398     4,602,953     2,599,274
 Dividends                                                  61,958       55,030       120,024       102,389
 Real estate sales                                         796,941      978,610     2,219,874     1,827,676
 Fees, commissions, service and other income             2,687,079      926,489     3,950,623     1,813,796
 Gains on investments, net                               3,303,971      102,676     3,590,559        49,454
 Gains (losses) on sales of receivables, net                (6,867)     487,044       293,656     1,978,730
                                                       -----------    ---------    ----------    ----------
   TOTAL REVENUES                                       13,954,337    8,352,180    24,267,305    16,790,237
                                                       -----------    ---------    ----------    ----------
EXPENSES
 Annuity benefits                                        2,808,598    2,380,524     5,761,831     4,908,194
 Interest expense                                        1,644,703    1,412,102     3,289,924     2,729,963
 Cost of real estate sold                                  718,195    1,014,061     2,124,317     1,846,417
 Provision for losses on real estate assets                369,620      650,162       587,511     1,167,951
 Provision for losses on other assets                       75,000       50,000       450,000        50,000
 Salaries and employee benefits                            651,692      588,803     1,282,789     1,191,662
 Commissions to agents                                   2,751,709      796,573     4,032,053     2,855,896
 Other operating and underwriting expenses                 615,945      792,261     1,535,992     1,588,802
 (Increase) decrease in capitalized deferred costs,        146,462       71,881       288,666    (1,235,855)
  net of amortization
                                                       ----------   ----------    ----------    ----------
   TOTAL EXPENSES                                        9,781,924    7,756,367    19,353,083    15,103,030
                                                        ----------   ----------    ----------    ----------
Income before income taxes                               4,172,413      595,813     4,914,222     1,687,207
Income tax provision                                    (1,242,676)     (29,871)   (1,552,732)     (256,824)
                                                        ----------   ----------    ----------    ----------
NET INCOME                                               2,929,737      565,942     3,361,490     1,430,383
Preferred stock dividends                                 (480,439)    (165,020)     (898,101)     (303,071)
                                                        ----------   ----------    ----------    ----------
Income applicable to common stockholder                $ 2,449,298   $  400,922   $ 2,463,389   $ 1,127,312
                                                        ==========   ==========    ==========    ==========
Basic and diluted income per share applicable to
 common stockholder                                    $    244.93   $    40.09   $    246.34   $    112.73

Weighted average number of shares of common stock
 outstanding                                                10,000       10,000        10,000        10,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                        Three Months Ended        Six Months Ended
                                                             March 31,                 March 31,
                                                          2000       1999          2000         1999
                                                      -----------  ---------    ----------   -----------
 NET INCOME                                            $2,929,737  $ 565,942    $3,361,490   $1,430,383

   OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized gains (losses) on investments     997,793   (921,490)      183,290     (887,908)
   Less deferred income tax provision (benefit)           339,250   (306,559)       62,319     (301,890)
                                                       ----------  ---------    ----------   ----------
 Net other comprehensive income (loss)                    658,543   (614,931)      120,971     (586,018)
                                                       ----------  ---------    ----------   ----------
 Comprehensive income (loss)                           $3,588,280  $ (48,989)   $3,482,461   $  844,365
                                                       ==========  =========    ==========   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                              Accumulated
                                                             Additional          Other
                                 Preferred      Common         Paid-In        Comprehensive         Retained
                                   Stock         Stock         Capital            Loss              Earnings            Total
                                -----------   -----------  --------------   -----------------    --------------    --------------
BALANCE, SEPTEMBER 30, 1999     $1,557,469      $100,000     $11,988,926       $ (1,938,750)       $ 7,397,310      $ 19,104,955

NET INCOME                                                                                           3,361,490         3,361,490
Net Change in unrealized
 gains on investments, net
 of taxes                                                                           120,971                              120,971
Cash dividends, common                                                                              (1,000,000)       (1,000,000)
Cash dividends, preferred
 (variable rate)                                                                                      (898,101)         (898,101)
Redemption and retirement
 of preferred stock                 (6,907)                      (62,167)                                                (69,074)
Sale of variable rate
 preferred stock, net              649,491                     5,522,153                                               6,171,644
                                ----------     ---------    ------------      -------------       ------------      ------------
BALANCE, MARCH 31, 2000         $2,200,053      $100,000     $17,448,912       $ (1,817,779)       $ 8,860,699       $26,791,885
                                ==========     =========    ============      =============       ============      ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Six Months Ended March 31,
                                                                              2000              1999
                                                                          ------------      ------------
Cash flows from operating activities:
 Net income                                                               $  3,361,490      $  1,430,383
 Adjustments to reconcile net income to net cash from operating activities:
   Acquisition of trading securities, net of maturities                    (21,917,484)      (22,497,906)
   Proceeds from sales of trading securities                                 6,753,769                 -
   Earned discounts on receivables                                          (1,832,493)       (1,952,872)
   Gains on investments, net                                                (3,590,559)          (49,454)
   Gains on sales of receivables, net                                         (293,656)       (1,978,730)
   Losses (gains) on sales of real estate                                      (95,557)           18,741
   Provision for losses on real estate assets                                  587,511         1,167,951
   Provision for losses on other assets                                        450,000            50,000
   Depreciation and amortization                                             1,833,435         1,429,512
   Deferred income tax provision (benefit)                                   1,280,459          (356,572)
   Changes in assets and liabilities:
     Annuity reserves                                                        5,657,323         4,904,460
     Compound and accrued interest on investment certificates                  873,394           710,771
      and debt payable
     Accrued interest on real estate contracts and mortgage                   (418,529)           (3,606)
      notes receivable
     Deferred cost, net                                                     (1,111,334)       (2,325,855)
     Accounts payable and accrued expense including receivable               1,425,381         9,703,623
      from/payable to affiliates, net
     Other, net                                                               (312,485)         (556,742)
                                                                           -----------       -----------
 NET CASH FROM OPERATING ACTIVITIES                                         (7,349,335)      (10,306,296)
                                                                           -----------       -----------
Cash flows from investing activities:
 Proceeds from sales of available-for-sale investments                      14,246,640         9,021,773
 Purchase of available-for-sale investments                                (19,880,467)      (63,823,069)
 Proceeds from investment maturities                                         1,753,871           796,259
 Principal payments on real estate contracts and mortgage notes             30,572,342        14,363,747
  and other receivables
 Purchase of real estate contracts and mortgage notes and other            (53,698,920)      (54,689,405)
  receivables
 Proceeds from real estate sales                                             2,219,874         1,320,692
 Additions to real estate held for sale                                       (266,124)         (645,575)
 Proceeds from sale of receivables                                           5,148,435        59,209,366
                                                                           -----------       -----------
     NET CASH FROM INVESTING ACTIVITIES                                    (19,904,349)      (34,446,212)
                                                                           -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Receipts from annuity products                                             14,273,603        15,467,290
 Withdrawals of annuity products                                           (15,822,136)       (6,475,930)
 Redemption and retirement of preferred stock                                                    (17,572)
                                                                               (69,074)
 Proceeds from issuance of investment certificates                           6,418,347        11,985,933
 Repayment of investment certificates                                       (4,618,607)       (4,028,415)
 Repayment to banks and others                                                  (3,416)             (523)
 Debt issuance costs                                                          (430,655)         (590,724)
 Issuance of preferred stock                                                 6,171,644         2,211,303
 Reinsurance of annuity products to (from) reinsurers, net                 (10,953,560)       30,107,195
 Cash dividends                                                             (1,898,101)         (303,071)
                                                                           -----------       -----------
     NET CASH FROM FINANCING ACTIVITIES                                     (6,931,955)       48,355,486
                                                                           -----------       -----------
Net change in cash and cash equivalents                                    (34,185,639)        3,602,978
Cash and cash equivalents, beginning of period                              42,242,161        14,168,191
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  8,056,522      $ 17,771,169
                                                                           ===========       ===========


NON CASH INVESTING AND FINANCING
 ACTIVITIES OF COMPANY:
 Real estate acquired through foreclosure                                 $  3,949,886      $  1,856,644
Transfer of securities from trading to available-for-sale                            -        16,716,534
 Assumption of other debt payable in conjunction with purchase                       -            16,203
  of real estate contracts and mortgage notes receivable
 Receivables originated to facilitate the sale of real estate                        -           506,984

               The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month and six month periods ended March 31, 2000 and 1999 and changes in cash flows for the six month periods ended March 31, 2000 and 1999. The results of operations for the three month and six month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. As provided for in regulations promulgated by the Securities and Exchange Commission, all financial statements included herein are unaudited; however, the condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated balance sheet. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $8,069,000 at March 31, 2000 and $7,747,000 at September 30, 1999.

3. Summit Securities, Inc. had no outstanding material legal proceedings other than normal proceedings associated with receivable foreclosures.

4. In November, 1998, the Company and its subsidiaries, and with Metropolitan Mortgage & Securities Co., Inc (Metropolitan), its former parent company, and Metropolitan subsidiaries participated in a receivable securitization sponsored by Metropolitan Asset Funding Inc., II, an affiliated company. Approximately $194.4 million of receivables, with $12.0 million provided by the Company and its subsidiaries, were sold in the securitization. The Company and its subsidiaries recorded approximately $934,000 in pre-tax gains from their portion of the sale. In December 1998, the Company participated as one of the two co-sellers in a structured settlement securitization sponsored by Select Asset Funding Corporation, an affiliated company. Approximately $37.7 million in structured settlements at amortized costs, with $16.0 million provided by the Company, were sold in the securitization. The Company recorded approximately $546,000 in pre-tax gains from their portion of the sale.

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

     Information about the Company's separate business segments and in total as of and for the quarter ended March 31, 2000 and 1999 is as follows:

                                                 As of and for the quarter ended March 31, 2000
                                 ------------------------------------------------------------------------------
                                                                                Property
                                                             Annuity           Development
                                        Investing          Operations           Operations            Total
                                 ------------------------------------------------------------------------------
Revenues                               $ 7,650,855         $  5,741,573          $561,909          $ 13,954,337
Income (loss) from operations            2,326,981            1,916,257           (70,825)            4,172,413
Identifiable assets, net                63,492,527          236,079,255           102,755           299,674,537
Depreciation and amortization              198,762              712,974             4,426               916,162
Capital expenditures                             -                4,739             8,108                12,847

                                                     As of and for the quarter ended March 31, 1999
                                 ---------------------------------------------------------------------------------
                                                                                 Property
                                                             Annuity            Development
                                       Investing            Operations          Operations              Total
                                 ---------------------------------------------------------------------------------
Revenues                              $ 3,202,390          $  4,709,824           $439,966          $  8,352,180
Income (loss) from operations          (1,010,886)            1,454,406            152,293               595,813
Identifiable assets, net               45,670,072           214,537,115            285,947           260,493,134
Depreciation and amortization             173,981               987,097              3,833             1,164,911
Capital expenditures                       13,652                 3,200              2,067                18,919

Information about the Company's separate business segments and in total as of and for the six months ended March 31, 2000 and 1999 is as follows:

                                                  As of and for the six months ended March 31, 2000
                                   ------------------------------------------------------------------------------
                                                                                 Property
                                                             Annuity            Development
                                        Investing           Operations          Operations            Total
                                   ------------------------------------------------------------------------------
Revenues                                $12,045,148        $ 11,135,432         $1,086,725         $ 24,267,305
Income (loss) from operations             3,613,028           1,407,131           (105,937)           4,914,222
Identifiable assets, net                 63,492,527         236,079,255            102,755          299,674,537
Depreciation and amortization               419,578           1,405,233              8,624            1,833,435
Capital expenditures                              -              18,641              8,806               27,447

                                                 As of and for the six months ended March 31, 1999
                                 -----------------------------------------------------------------------------------
                                                                                      Property
                                                                Annuity              Development
                                         Investing            Operations             Operations            Total
                                 -----------------------------------------------------------------------------------
Revenues                                $ 6,974,684          $  8,889,954             $925,599          $ 16,790,237
Income (loss) from operations            (1,161,605)            2,741,680              107,132             1,687,207
Identifiable assets, net                 45,670,072           214,537,115              285,947           260,493,134
Depreciation and amortization               327,793             1,094,144                7,575             1,429,512
Capital expenditures                         13,652                 5,932               38,074                57,658

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
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

Significant Second Quarter Transactions:

     The Company had no significant or unusual transactions during the quarter ended March 31, 2000.

Financial Condition and Liquidity:

     As of March 31, 2000, the Company had cash or cash equivalents of approximately $8.1 million and liquid investments (trading or available-for-sale securities) of $110.5 million compared to $42.2 million and $87.6 million at September 30, 1999. Management anticipates that cash generated from operations, current cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. Total cash and investments at March 31, 2000, including held-to-maturity securities and investments in affiliates, were $125.7 million as compared to $136.9 million at September 30, 1999. During the six month period ended March 31, 2000, approximately $7.3 million was used in operating activities. Funds used in investing activities of $19.9 million were primarily the result of sale proceeds and collections of receivables of $35.7 million, proceeds from the sale of real estate of $2.2 million and sales and maturities of investments of $16.0 million, being exceeded by the $53.7 million of new receivable acquisitions, additions to real estate held of $0.3 million and purchase of available-for-sale securities of $19.9 million. Funds used in financing activities of $6.9 million were primarily the result of the net outflow of ceded annuity products with reinsurers of $11.0 million, $1.5 million net cash outflow from annuity products, cash dividends of $1.9 million and other debt issue costs of $0.4 million which exceeded the cash inflow, net of redemptions, of $6.1 million from the sale of preferred stock and reinvested dividends and a net inflow from investment certificate sales less maturities of $1.8 million.

  The receivable portfolio increased $15.7 million to $156.5 million at March 31, 2000 from $140.8 million at September 30,

1999. For the six months ended March 31, 2000, the increase was primarily the result of the acquisition of receivables of $53.7 million which exceeded the principal collections on receivables of $30.6 million, a reduction due to foreclosed receivables of $3.9 million and a reduction for the cost basis of receivables sold of $4.9 million.

     Real estate held for sale increased $2.0 million to $4.7 million at March 31, 2000 from $2.7 million at September 30, 1999. For the six months ended March 31, 2000, the real estate additions of $4.2 million, including $3.9 million of foreclosed receivables, were offset by the cost of real estate sold of $2.1 million.

     Annuity policy reserves decreased $6.8 million to $194.5 million at March 31, 2000 from $201.3 million at September 30, 1999. For the six months ended March 31, 2000, the decrease resulted primarily from $12.5 million net cash outflows from annuity products, including reinsurance transactions, which exceeded credited earnings of $5.7 million.

     Investment certificates outstanding increased $2.7 million to $74.5 million at March 31, 2000 from $71.8 million at September 30, 1999. For the six months ended March 31, 2000, net cash inflow resulted from compound and accrued interest of $0.9 million and from issuances less maturities of investment certificates of $1.8 million. Additionally, the Company had cash inflow, net of redemptions, of approximately $6.1 million from the sale of preferred stock and reinvestment of preferred stock dividends during the six months ended March 31, 2000.

     Total assets were $299.7 million at March 31, 2000 compared to $295.1 million at September 30, 1999. Total stockholders' equity was $26.8 million or 8.9% of total assets at March 31, 2000 compared to $19.1 million or 6.5% of total assets at September 30, 1999. At March 31, 2000, the Company had net unrealized losses on available-for-sale securities in the amount of $1.8 million as compared to net unrealized losses of $1.9 million at September 30, 1999. Net unrealized losses on available-for-sale securities are presented as a component of accumulated other comprehensive loss in stockholders' equity.

Results of Operations:

Six Months Ended March 31, 2000 Compared to Six Months Ended March 31, 1999

     The Company recorded net income before preferred stock dividends for the six months ended March 31, 2000 of approximately $3.4 million compared to $1.4 million in the prior year's similar period. Comparing the current year's six month period with the prior year's similar period, the increase in net income is primarily due to an increase of $3.5 million in net gains on investments, an increase of $1.7 million in net interest spread, and an increase of $2.1 million in fees, commissions and service income. These increases were partially offset by a decrease of $1.7 million in net gains on sales of receivables and a net increase of $2.7 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs.

     For the six month period ended March 31, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $5.0 million as compared to $3.4 million in the prior year's similar period. The increase was primarily the result of higher returns on earning assets.

     During the six months ended March 31, 2000, the Company realized net gains on sales of receivables of $0.3 million as compared to $2.0 million in the prior year's similar period. The current year gains resulted primarily from sales of real estate receivables to affiliates, while in the prior period, the Company participated in a real estate receivable securitization in November 1998 and the securitization of structured settlements in December 1998.

     During the six months ended March 31, 2000, the Company realized net gains on investments of approximately $3.6 million, including mark-to-market adjustments on trading securities, compared to net gains of approximately $49,000 in the prior year's similar period. The gains in the current period were primarily the result of $4.7 million in mark-to-market gains, which exceeded $1.1 million of realized losses on the sale of investments. The mark-to-market gains in the current period resulted from investments that the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Company's investment. The prior year's gain includes some mark-to-market losses, as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities.

     During the six months ended March 31, 2000, the Company realized gains of $96,000 on sales of $2.2 million of real estate as compared to losses of $19,000 on sales of $1.8 million in the prior year's similar period. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the six months ended March 31, 2000, the Company made provisions for losses on real estate assets and other assets of approximately $0.6 million and $0.5 million, respectively, as compared to $1.2 million and $50,000, respectively, in the prior year's similar period. The changes in reserves and valuation accounts were based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

     In the six months ended March 31, 2000, the Company has incurred increases of approximately $2.7 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. In addition to the expense increase, the Company has recorded an increase in fee, service and commission income of approximately $2.1 million with the current year revenues at $4.0 million compared to $1.8 million in the prior year primarily due to an increase in the average receivables balances.

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Company recorded net income before preferred stock dividends for the three months ended March 31, 2000 of approximately $2.9 million compared to $0.6 million in the prior year's similar period. Comparing the current year's three month period with the prior year's similar period, the increase in net income is primarily due to an increase of $3.2 million in net gains on investments, an increase of $0.6 million in net interest spread, and an increase of $1.8 million in fees, commissions and service income. These increases were partially offset by a decrease of $0.5 million in net gains on sales of receivables and a net increase of $1.9 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs.

     For the three month period ended March 31, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $2.7 million as compared to $2.0 million in the prior year's similar period. The increase was primarily the result of higher returns on earning assets.

     During the three months ended March 31, 2000, the Company realized a slight loss on the sale of receivables as compared to a gain of $0.5 million in the prior year's similar period. The prior period gain resulted primarily from sales of real estate receivables to affiliates.

     During the three months ended March 31, 2000, the Company realized net gains on investments of approximately $3.3 million, including mark-to-market adjustments on trading securities, compared to net gains of approximately $103,000 in the prior year's similar period. The gains in the current period were primarily the result of $3.2 million in mark-to-market gains and $0.1 million of realized losses on the sale of investments. The mark-to-market gains in the current period resulted from investments that the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Company's investment.

     During the three months ended March 31, 2000, the Company realized gains of $79,000 on sales of $0.8 million of real estate as compared to losses of $35,000 on sales of $1.0 million in the prior year's similar period. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the three months ended March 31, 2000, the Company made provisions for losses on real estate assets and other assets of approximately $0.4 million and $75,000, respectively, as compared to $0.7 million and $50,000, respectively, in the prior year's similar period. The changes in reserves and valuation accounts were based upon updated appraisals on delinquent receivables and appraisals or fair market valuations of newly acquired repossessed properties.

     In the three months ended March 31, 2000, the Company has incurred increases of approximately $1.9 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. In addition to the expense increase, the Company has recorded an increase in fee, service and commission income of approximately $1.8 million with the current year revenues at $2.7 million compared to $0.9 million in the prior year primarily due to an increase in the average receivables balances.

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

     State of Readiness

     The Consolidated Group established a Year 2000 task force which has developed an action plan for addressing issues related to the Year 2000. The plan, with the exception of the contingency plan, was completed by September 30, 1999. The contingency plan, including rollover planning was completed by December 1, 1999, but has continued to be revised thereafter as needed in order to maintain an effective contingency plan. The action plan included the following phases:

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

Testing did not produce any results which were not able to be resolved. Newly acquired or upgraded software, hardware and facilities systems will continue to be tested as deemed necessary.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Consolidated Group is in a "asset sensitive" position in that its interest sensitive liabilities reprice or mature more quickly than do its interest sensitive assets. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to decrease, thus rising interest rates will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to improve, thus falling interest rates will have a positive impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates.
NPV is
calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 15th day of May 2000 on its behalf by the undersigned, thereunto duly authorized.

          SUMMIT SECURITIES, INC.

          /s/ TOM TURNER
          --------------------------------------
          Tom Turner
          President/Director

          /s/ JULIE HANLEY
          --------------------------------------
          Julie Hanley
          Principal Accounting Officer
          Principal Financial Officer