Form 10-Q
period 2000-06-30
SUMMIT SECURITIES INC /ID/
filed 2000-08-14
CIK 868016

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes /X/   No / /   N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common: 10,000  shares at  July 31, 2000.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Consolidated Balance Sheets
     As of June 30, 2000 and September 30, 1999 (unaudited)

     Consolidated Statements of Operations
     Three Months and Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Consolidated Statements of Comprehensive Income (Loss)
     Three Months and Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Consolidated Statement of Stockholders' Equity
     Nine Months Ended June 30, 2000 (unaudited)

     Consolidated Statements of Cash Flows
     Nine Months Ended June 30, 2000 and 1999 (unaudited)

     Notes to Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                June 30,              September 30,
                                                                                  2000                    1999
                                                                             -------------            -------------
ASSETS
 Cash and cash equivalents                                                    $  9,616,869             $ 42,242,161
 Investments:
   Affiliated companies                                                          4,522,425                4,522,425
   Trading securities, at market                                                24,404,767               11,117,556
   Available-for-sale securities, at market                                     72,087,478               76,474,251
   Held-to-maturity securities, at amortized cost                                4,609,425                1,499,914
   Accrued interest on investments                                               1,079,609                1,062,327
                                                                             -------------            -------------
     Total cash and investments                                                116,320,573              136,918,634

     Real estate contracts and mortgage notes receivable, net                  145,887,902              109,683,515
     Other receivable investments, net                                          30,202,501               31,157,832
     Real estate held for sale, net                                              5,540,170                2,654,284
     Deferred costs, net                                                        11,252,843               11,553,751
     Deferred Income taxes                                                       2,032,126                1,100,986
     Other assets, net                                                           1,347,555                2,046,957
                                                                             -------------            -------------
     TOTAL ASSETS                                                             $312,583,670             $295,115,959
                                                                             =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
   Annuity reserves                                                           $198,263,041             $201,331,111
   Investment certificates                                                      72,949,260               71,806,904
   Debt payable                                                                    284,919                  279,792
   Other debt payable                                                           12,020,183                        -
   Accounts payable and accrued expenses                                         2,068,236                1,722,984
   Payables to affiliates, net                                                   1,328,429                  151,077
   Income taxes payable                                                                  -                  719,136
                                                                             -------------            -------------
   TOTAL LIABILITIES                                                           286,914,068              276,011,004
                                                                             -------------            -------------
 STOCKHOLDERS' EQUITY
   Preferred stock, $10 par value, 256,497 and 155,747 shares issued and outstanding (liquidation preference
    $25,649,720 and $15,574,690)                                                 2,564,972                1,557,469
   Common stock, $10 par value, 10,000 shares issued and                           100,000                  100,000
    outstanding
   Additional paid-in capital                                                   20,538,257               11,988,926
   Accumulated other comprehensive loss                                         (4,847,772)              (1,938,750)
   Retained earnings                                                             7,314,145                7,397,310
                                                                             -------------            -------------
   TOTAL STOCKHOLDERS' EQUITY                                                   25,669,602               19,104,955
                                                                             -------------            -------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                                                                   $312,583,670             $295,115,959
                                                                             =============            =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended          Nine Months Ended
                                                                 June 30,                   June 30,
                                                            2000         1999          2000          1999
                                                        -----------   ----------   ------------  ------------
REVENUES
  Annuity fees and charges                              $    70,060   $   46,052   $   168,601   $    98,732
  Interest on receivables                                 3,851,430    3,075,919    11,410,012     9,489,285
  Earned discounts on receivables                         1,295,665      829,273     3,128,158     2,782,145
  Other investment income                                 2,244,925    2,096,802     6,847,878     4,696,076
  Dividends                                                  58,650       51,477       178,674       153,866
  Real estate sales                                         504,988    1,063,133     2,724,862     2,890,809
  Fees, commissions, service and other income             2,044,920      999,153     5,995,543     2,812,949
  Gains (losses) on investments, net                     (2,449,605)    (179,436)    1,140,954      (129,982)
  Gains on sales of receivables, net                         51,525        9,202       345,181     1,987,932
                                                        -----------   ----------   -----------   -----------
     TOTAL REVENUES                                       7,672,558    7,991,575    31,939,863    24,781,812
                                                        -----------   ----------   -----------   -----------
EXPENSES
  Annuity benefits                                        2,850,445    2,721,213     8,612,276     7,629,407
  Interest expense                                        1,721,884    1,525,892     5,011,808     4,255,855
  Cost of real estate sold                                  544,803    1,023,788     2,669,120     2,870,205
  Provision (recoveries) for losses on real estate
     assets                                                (247,894)      69,882       339,617     1,237,833
  Provision for losses on other assets                      388,674       50,000       838,674       100,000
  Salaries and employee benefits                            812,655      608,822     2,095,444     1,800,484
  Commissions to agents                                   2,351,224    1,139,306     6,383,277     3,995,202
  Other operating and underwriting expenses                 948,379      949,011     2,484,371     2,537,813
  (Increase) decrease in capitalized deferred costs,
     net of amortization                                    (45,290)    (141,465)      243,376    (1,377,320)
                                                        -----------   ----------   -----------   -----------
     TOTAL EXPENSES                                       9,324,880    7,946,449    28,677,963    23,049,479
                                                        -----------   ----------   -----------   -----------
Income (loss) before income taxes                        (1,652,322)      45,126     3,261,900     1,732,333
Income tax benefit (provision)                              626,621       60,513      (926,111)     (196,311)
                                                        -----------   ----------   -----------   -----------
NET INCOME (LOSS)                                        (1,025,701)     105,639     2,335,789     1,536,022
Preferred stock dividends                                  (520,853)    (225,045)   (1,418,954)     (528,116)
                                                        -----------   ----------   -----------   -----------
Income (loss) applicable to common stockholder          $(1,546,554)  $ (119,406)  $   916,835   $ 1,007,906
                                                        ===========   ==========   ===========   ===========
Basic and diluted income (loss) per share applicable
  to common stockholder                                 $   (154.66)  $   (11.94)  $     91.68   $    100.79

Weighted average number of shares of common stock
  outstanding                                                10,000       10,000        10,000        10,000

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)

                                                        Three Months Ended          Nine Months Ended
                                                              June 30,                   June 30,
                                                         2000          1999         2000         1999
                                                     -----------    ---------   -----------   -----------
 NET INCOME (LOSS)                                   $(1,025,701)   $ 105,639   $ 2,335,789   $ 1,536,022

   OTHER COMPREHENSIVE INCOME (LOSS):
   Change in unrealized gains (losses) on
    investments                                       (4,590,899)    (863,064)   (4,407,609)   (1,750,972)
   Less deferred income tax provision (benefit)       (1,560,906)    (293,441)   (1,498,587)     (595,331)
                                                     -----------    ---------   -----------   -----------
 Net other comprehensive income (loss)                (3,029,993)    (569,623)   (2,909,022)   (1,155,641)
                                                     -----------    ---------   -----------   -----------
 Comprehensive income (loss)                         $(4,055,694)   $(463,984)  $  (573,233)  $   380,381
                                                     ===========    =========   ===========   ===========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                          Accumulated
                                                                          Additional         Other
                                               Preferred      Common       Paid-In      Comprehensive      Retained
                                                 Stock         Stock       Capital          Loss           Earnings       Total
                                               ----------    --------    -----------    -------------    -----------   -----------
BALANCE, SEPTEMBER 30, 1999                    $1,557,469    $100,000    $11,988,926      $(1,938,750)   $ 7,397,310   $19,104,955

NET INCOME                                                                                                 2,335,789     2,335,789
Net change in unrealized gains (losses)
 on investments, net of taxes                                                              (2,909,022)                  (2,909,022)
Cash dividends, common                                                                                    (1,000,000)   (1,000,000)
Cash dividends, preferred (variable
 rate)                                                                                                    (1,418,954)   (1,418,954)
Redemption and retirement of preferred
 stock                                            (10,329)                   (92,966)                                     (103,295)
Sale of variable rate preferred stock,
 net                                            1,017,832                  8,642,297                                     9,660,129
                                               ----------    --------    -----------    -------------    -----------   -----------
BALANCE, JUNE 30, 2000                         $2,564,972    $100,000    $20,538,257      $(4,847,772)   $ 7,314,145   $25,669,602
                                               ==========    ========    ===========    =============    ===========   ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine Months Ended June 30,
                                                                                2000                   1999
                                                                            ------------           ------------
Cash flows from operating activities:
  Net income                                                                $  2,335,789           $  1,536,022
  Adjustments to reconcile net income to net cash from operating activities:
     Acquisition of trading securities, net of maturities                    (22,671,777)           (22,200,845)
     Proceeds from sales of trading securities                                11,501,211                      -
     Earned discounts on receivables                                          (3,128,158)            (2,782,145)
     Losses (gains) on investments, net                                       (1,576,031)               129,982
     Gains on sales of receivables, net                                         (345,181)            (1,987,932)
     Gains on sales of real estate                                               (55,742)               (20,604)
     Provision for losses on real estate assets                                  339,617              1,237,833
     Provision for losses on other assets                                        838,674                100,000
     Depreciation and amortization                                             2,798,234              2,255,939
     Deferred income tax provision (benefit)                                     283,387               (599,395)
     Changes in assets and liabilities:
        Annuity reserves                                                       8,434,473              7,623,265
        Compound and accrued interest on investment certificates
          and debt payable                                                       802,785                922,323
        Accrued interest on real estate contracts and mortgage
          notes receivable                                                      (453,953)                66,969
        Deferred cost, net                                                    (1,891,624)            (3,097,320)
        Accounts payable and accrued expense including receivable
          from/payable to affiliates, net                                      1,177,352              9,041,561
        Other, net                                                               617,560               (940,180)
                                                                            ------------           ------------
  NET CASH FROM OPERATING ACTIVITIES                                            (993,384)            (8,714,527)
                                                                            ------------           ------------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale investments                       14,246,641             10,901,460
  Purchase of available-for-sale investments                                 (21,820,788)           (66,701,993)
  Purchase of held to maturity investments                                    (3,105,250)                     -
  Proceeds from investment maturities                                          6,739,985              1,394,729
  Principal payments on real estate contracts and mortgage notes
    and other receivables                                                     35,762,860             16,874,462
  Purchase of real estate contracts and mortgage notes and other
    receivables                                                              (84,055,833)           (73,109,222)
  Proceeds from real estate sales                                              2,724,862              2,208,205
  Additions to real estate held for sale                                        (706,201)            (1,193,931)
  Proceeds from sale of receivables                                           11,155,848             63,232,544
                                                                            ------------           ------------
     NET CASH FROM INVESTING ACTIVITIES                                      (39,057,876)           (46,393,746)
                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Receipts from annuity products                                              21,394,153             22,584,357
  Withdrawals of annuity products                                            (21,893,546)           (10,269,290)
  Redemption and retirement of preferred stock                                  (103,295)               (18,903)
  Proceeds from issuance of investment certificates                            8,826,711             19,500,533
  Repayment of investment certificates                                        (8,487,140)            (7,174,861)
  Repayment to banks and others                                                   (3,014)                  (792)
  Debt issuance costs                                                           (566,110)              (927,349)
  Issuance of preferred stock                                                  9,660,129              5,431,500
  Reinsurance of annuity products to (from) reinsurers, net                  (11,003,149)            32,513,524
  Cash dividends                                                              (2,418,954)              (528,116)
  Increase in other debt borrowings                                           12,020,183                      -
                                                                            ------------           ------------
     NET CASH FROM FINANCING ACTIVITIES                                        7,425,968             61,110,603
                                                                            ------------           ------------
Net change in cash and cash equivalents                                      (32,625,292)             6,002,330
Cash and cash equivalents, beginning of period                                42,242,161             14,168,191
                                                                            ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  9,616,869           $ 20,170,521
                                                                            ============           ============


NON CASH INVESTING AND FINANCING
  ACTIVITIES OF COMPANY:
  Real estate acquired through foreclosure                                 $  4,345,870           $  2,766,237
  Transfer of securities from trading to available-for-sale                           -             16,716,534
  Assumption of other debt payable in conjunction with purchase
    of real estate contracts and mortgage notes receivable                            -                 16,203
  Receivables originated to facilitate the sale of real estate                        -                682,604

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the "Company") as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the cash flows for the nine months ended June 30, 2000 and 1999. The results of operations for the nine months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 1999 Form 10-K.

2. The principal amount of receivables as to which payments were in arrears more than three months was $11,072,000 at June 30, 2000 and $7,747,000 at September 30, 1999.

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

     Information about the Company's separate business segments and in total as of and for the quarter ended June 30, 2000 and 1999 is as follows:

                                                       As of and for the quarter ended June 30, 2000
                                    ----------------------------------------------------------------------------------
                                                                                     Property
                                                                 Annuity            Development
                                          Investing             Operations           Operations              Total
                                    ----------------------------------------------------------------------------------
Revenues                                  $ 1,151,889          $  5,980,757            $ 539,912          $  7,672,558
Income (loss) from operations              (2,112,166)              671,823             (211,979)           (1,652,322)
Identifiable assets, net                   61,223,413           251,217,481              142,776           312,583,670
Depreciation and amortization                 222,646               737,671                4,482               964,799
Capital expenditures                                -                     -                    -                     -

                                                       As of and for the quarter ended June 30, 1999
                                    ----------------------------------------------------------------------------------
                                                                                     Property
                                                                 Annuity            Development
                                          Investing             Operations           Operations              Total
                                    ----------------------------------------------------------------------------------
Revenues                                  $ 2,866,850          $  4,759,091            $ 365,634           $  7,991,575
Income (loss) from operations                (303,257)              630,593             (282,210)                45,126
Identifiable assets, net                   49,335,910           226,853,907              223,158            276,412,975
Depreciation and amortization                 190,326               632,206                3,895                826,427
Capital expenditures                            2,253                 2,150                1,065                  5,468

Information about the Company's separate business segments and in total as of and for the nine months ended June 30, 2000 and 1999 is as follows:

                                                    As of and for the nine months ended June 30, 2000
                                    ----------------------------------------------------------------------------------
                                                                                     Property
                                                                 Annuity            Development
                                          Investing             Operations           Operations              Total
                                    ----------------------------------------------------------------------------------
Revenues                                  $13,197,037        $ 17,116,189           $1,626,637          $ 31,939,863
Income (loss) from operations               1,500,862           2,078,954             (317,916)            3,261,900
Identifiable assets, net                   61,223,413         251,217,481              142,776           312,583,670
Depreciation and amortization                 642,224           2,142,904               13,106             2,798,234
Capital expenditures                                -              18,641                8,806                27,447

                                                    As of and for the nine months ended June 30, 1999
                                    ----------------------------------------------------------------------------------
                                                                                     Property
                                                                 Annuity            Development
                                          Investing             Operations           Operations              Total
                                    ----------------------------------------------------------------------------------
Revenues                                  $ 9,841,534        $ 13,649,045           $1,291,233          $ 24,781,812
Income (loss) from operations              (1,464,862)          3,372,273             (175,078)            1,732,333
Identifiable assets, net                   49,335,910         226,853,907              223,158           276,412,975
Depreciation and amortization                 518,119           1,726,350               11,470             2,255,939
Capital expenditures                           15,905               8,082               39,139                63,126

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
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

Financial Condition and Liquidity:

     As of June 30, 2000, the Company had cash or cash equivalents of approximately $9.6 million and liquid investments (trading or available-for-sale securities) of $96.5 million compared to $42.2 million and $87.6 million at September 30, 1999. Management anticipates that cash generated from operations, current cash and cash equivalents and liquidity provided by other investments are adequate to meet planned asset additions, required debt retirements or other business requirements during the next twelve months. Total cash and investments at June 30, 2000, including held-to-maturity securities and investments in affiliates, were $116.3 million as compared to $136.9 million at September 30, 1999. During the nine month period ended June 30, 2000, approximately $1.0 million was used in operating activities. Funds used in investing activities of $39.1 million were primarily the result of sale proceeds and collections of receivables of $46.9 million, proceeds from the sale of real estate of $2.7 million and sales and maturities of investments of $21.0 million, being exceeded by the $84.1 million of new receivable acquisitions, additions to real estate held of $0.7 million and purchase of available-for-sale and held to maturity securities of $24.9 million. Funds provided from financing activities of $7.4 million were primarily the result of the cash inflow of $12.0 million increase in other debt borrowings and inflow, net of redemptions, of $9.6 million from the sale of preferred stock and reinvested dividends and a net inflow from investment certificate sales less maturities of $0.3 million which exceeded the net outflow of ceded annuity products with reinsurers of $11.0 million, $0.5 million net cash outflow from annuity products, cash dividends of $2.4 million and other debt issue costs of $0.6 million.

     The receivable portfolio increased $35.3 million to $176.1 million at June 30, 2000 from $140.8 million at September 30, 1999. For the nine months ended June 30, 2000, the increase was primarily the result of the acquisition of receivables of $84.1 million which exceeded the principal collections on receivables of $35.8 million, a reduction due to foreclosed receivables of $4.3 million and a reduction for the cost basis of receivables sold of $10.8 million.

     Real estate held for sale increased $2.8 million to $5.5 million at June 30, 2000 from $2.7 million at September 30, 1999. For the nine months ended June 30, 2000, the real estate additions of $5.0 million, including $4.3 million of foreclosed receivables, were offset by the cost of real estate sold of $2.7 million.

     Annuity policy reserves decreased $3.0 million to $198.3 million at June 30, 2000 from $201.3 million at September 30, 1999. For the nine months ended June 30, 2000, the decrease resulted primarily from $11.5 million net cash outflows from annuity products, including reinsurance transactions, which exceeded credited earnings of $8.4 million.

     The Company has secured a line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB) through its subsidiary, Old Standard Life Insurance Company (OSL). The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 150%. At June 30, 2000 OSL had borrowed $12.0 million to fund activities related to real estate contracts and mortgage notes receivable.

     Investment certificates outstanding increased $1.1 million to $72.9 million at June 30, 2000 from $71.8 million at September 30, 1999. For the nine months ended June 30, 2000, net cash inflow resulted from compound and accrued interest of $0.8 million and from issuances less maturities of investment certificates of $0.3 million. Additionally, the Company had cash inflow, net of redemptions, of approximately $9.6 million from the sale of preferred stock and reinvestment of preferred stock dividends during the nine months ended June 30, 2000.

     Total assets were $312.6 million at June 30, 2000 compared to $295.1 million at September 30, 1999. Total stockholders' equity was $25.7 million or 8.2% of total assets at June 30, 2000 compared to $19.1 million or 6.5% of total assets at September 30, 1999. At June 30, 2000, the Company had net unrealized losses on available-for-sale securities in the amount of $4.8 million as compared to net unrealized losses of $1.9 million at September 30, 1999. Net unrealized losses on available-for-sale securities are presented as a component of accumulated other comprehensive loss in stockholders' equity.

Results of Operations:

Nine Months Ended June 30, 2000 Compared to Nine Months Ended June 30, 1999

     The Company recorded net income before preferred stock dividends for the nine months ended June 30, 2000 of approximately $2.3 million compared to $1.5 million in the prior year's similar period. Comparing the current year's nine month period with the prior year's similar period, the increase in net income is primarily due to an increase of $1.3 million in net gains on investments, an increase of $2.7 million in net interest spread, and an increase of $3.2 million in fees, commissions and service income. These increases were partially offset by a decrease of $1.6 million in net gains on sales of receivables and a net increase of $4.3 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs.

     For the nine month period ended June 30, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $7.9 million as compared to $5.2 million in the prior year's similar period. The increase was primarily the result of higher returns on earning assets.

     During the nine months ended June 30, 2000, the Company realized net gains on sales of receivables of $0.3 million as compared to $2.0 million in the prior year's similar period. In the prior period, the gains resulted primarily from the Company participating directly in a real estate receivable securitization in November 1998 and the securization of structured settlements in December 1998. In the current period, the gains resulted primarily from sales of real estate receivables to affiliates. The Company did not participate in any securitizations in the current period.

     During the nine months ended June 30, 2000, the Company realized net gains on investments of approximately $1.1 million, including mark-to-market adjustments on trading securities, compared to net losses of approximately $0.1 million in the prior year's similar period. The gains in the current period were primarily the result of $1.9 million in mark-to-market gains, which exceeded $0.8 million of realized losses on the sale of investments. The mark-to-market gains in the current period resulted from investments that the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Company's investment. The prior year's losses includes some mark-to-market losses, as higher interest rates and increased spreads to treasuries decreased the valuation of certain trading securities.

     During the nine months ended June 30, 2000, the Company realized gains of $56,000 on sales of $2.7 million of real estate as compared to losses of $21,000 on sales of $2.9 million in the prior year's similar period. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the nine months ended June 30, 2000, the Company made provisions for losses on real estate assets and other assets of approximately $1.1 million as compared to $1.3 million in the prior year's similar period. The decrease in provisions reflects the decrease in the Company's purchases of real estate contracts and mortgage notes receivables from affiliates.

     In the nine months ended June 30, 2000, the Company has incurred increases of approximately $4.3 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. In addition to the expense increase, the Company has recorded an increase in fee, service and commission income of approximately $3.2 million with the current year revenues at $6.0 million compared to $2.8 million in the prior year primarily due to an increase in its securities broker/dealer and real estate property development activities.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

    The Company recorded net loss before preferred stock dividends for the three months ended June 30, 2000 of approximately $1.0 million compared to a net income of $0.1 million in the prior year's similar period. Comparing the current year's three month period with the prior year's similar period, the decrease in net income is primarily due to a decrease of $2.3 million in net gains on investments and a net increase of $1.5 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs offset by an increase of $1.1 million in net interest spread, and an increase of $1.0 million in fees, commissions and service income.

     For the three month period ended June 30, 2000, the Company reported a positive spread on its interest sensitive assets and liabilities of $2.9 million as compared to $1.8 million in the prior year's similar period. The increase was primarily the result of higher returns on earning assets.

     During the three months ended June 30, 2000, the Company realized a gain of $52,000 on the sale of receivables as compared to a gain of $9,000 in the prior year's similar period. The prior period gain resulted primarily from sales of real estate receivables to affiliates.

     During the three months ended June 30, 2000, the Company realized net losses on investments of approximately $2.4 million, including mark-to-market adjustments on trading securities, compared to net losses of approximately $179,000 in the prior year's similar period. The losses in the current period were primarily the result of $2.8 million in mark-to-market losses and $0.4 million of realized gains on the sale of investments. The mark-to-market losses in the current period resulted primarily from investments that the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities decreased, thereby decreasing the value of the Company's investment.

     During the three months ended June 30, 2000, the Company realized losses of $40,000 on sales of $0.5 million of real estate as compared to gains of $39,000 on sales of $1.1 million in the prior year's similar period. It is the policy of management to actively market real estate in order to return the investment to an earning asset.

     In the three months ended June 30, 2000, the Company recorded provisions for losses on real estate assets and other assets of approximately $100,000, as compared to $100,000 in the prior year's similar period.

     In the three months ended June 30, 2000, the Company has incurred increases of approximately $1.5 million in other operating expenses, salaries, commissions and benefits after related adjustments for deferred acquisition costs. In addition to the expense increase, the Company has recorded an increase in fee, service and commission income of approximately $1.0 million with the current year revenues at $2.0 million compared to $1.0 million in the prior year primarily due to an increase in its securities broker/dealer and real estate property development activities.

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of August 2000 on its behalf by the undersigned, thereunto duly authorized.

          SUMMIT SECURITIES, INC.

          /s/ TOM TURNER
          ----------------------------------------------
          Tom Turner
          President/Director

          /s/ JULIE HANLEY
          ----------------------------------------------
          Julie Hanley
          Principal Accounting Officer
          Principal Financial Officer