Form 10-K405
period 2000-09-30
SUMMIT SECURITIES INC /ID/
filed 2001-01-16
CIK 868016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-16177

                            ------------------------

                            SUMMIT SECURITIES, INC.
             (Exact name of registrant as specified in its charter)

                 IDAHO                                      82-0438135
       (State of incorporation)                 (IRS Employer Identification No.)

   601 WEST FIRST AVENUE SPOKANE, WA                        99201-5015
    (Address of principal executive                         (Zip Code)
               offices)

                      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                      (509) 838-3111

                      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                      ACT: 9.50% NOTES DUE 2005

                      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
                      ACT:

                      VARIABLE RATE CUMULATIVE PREFERRED STOCK, SERIES S-1

                      VARIABLE RATE CUMULATIVE PREFERRED STOCK, SERIES S-2

                      VARIABLE RATE CUMULATIVE PREFERRED STOCK, SERIES S-RP

                      VARIABLE RATE CUMULATIVE PREFERRED STOCK, SERIES S-3

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

    The number of shares outstanding of the Registrant's common stock, as of December 31, 2000, was 10,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                              ORGANIZATIONAL CHART
                           (AS OF SEPTEMBER 30, 2000)

                              [ORGANIZATION CHART]

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

    Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"), investment securities and other assets through funds provided by annuity sales, receivable cash flow, certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, including sales through securitization, and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"), which has as its principal subsidiaries Metwest Mortgage Services, Inc. ("Metwest") and Western United Life Assurance Company ("Western United"). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--NOTE 16" under Item 8.

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

    As of September 30, 2000, Summit's personnel consisted of its officers and directors, and various administrative personnel. See "MANAGEMENT" under
Item 10. Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations to holders of its preferred stock or debt securities, and its duties under the Indenture pursuant to which it issues investment certificates ("Certificates") and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law. No additional Summit employees are expected to be necessary or hired during the foreseeable future.

    On September 30, 2000, Summit and its subsidiaries employed a total of 37 employees.

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

    Summit's future results may be affected by certain risks and uncertainties including the following:

FALLING INTEREST RATES COULD
NEGATIVELY EFFECT THE PROFITABILITY
AND THE FAIR VALUE OF EQUITY OF THE
CONSOLIDATED GROUP...................    If interest rates fall, the profitability and the fair value of equity of the Consolidated Group may decline because of refinancing of Receivables and a net decrease in interest
                                         revenues. When interest rates fall, borrowers have an
                                         incentive to refinance their Receivables by taking out new loans having a lower rate of interest and repaying existing loans at a higher rate of interest in full. Because the
                                         Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may
                                         decline. In addition, lower interest rates could cause
                                         interest revenues to decrease faster than interest expenses decrease, because more financial assets than liabilities are scheduled to reprice or mature for the Consolidated Group
                                         during the fiscal year that began on October 1, 2000.

FINANCIAL PERFORMANCE AND GROWTH OF
THE CONSOLIDATED GROUP COULD BE
NEGATIVELY EFFECTED BY THE INABILITY
TO SELL RECEIVABLES..................    The Consolidated Group currently sells and intends to
                                         continue to sell pools of receivables and previously,
                                         together with Metropolitan, securitized pools of
                                         Receivables. Several factors affect the Consolidated Group's ability to sell pools of Receivables, including conditions in the securities markets generally, conditions in the
                                         asset-backed securities markets specifically, the credit
                                         quality of the Receivables, compliance of the Consolidated
                                         Group's Receivables with the eligibility requirements
                                         established by the purchaser and the absence of any material downgrading or withdrawal of ratings given to securities
                                         issued in the Consolidated Group's previous securitizations.
                                         The Consolidated Group's financial performance and growth
                                         prospects may be adversely effected if they cannot favorably sell Receivables, or if they are completely unable to sell
                                         Receivables.

RESIDUAL AND SUBORDINATE INTERESTS IN
SECURITIZATIONS MAY NOT PERFORM
CONSISTENT WITH OUR VALUATION
ASSUMPTIONS, RESULTING IN LOWER THAN
ANTICIPATED INCOME OR EARNINGS BY THE
CONSOLIDATED GROUP...................    The Consolidated Group owns subordinated and residual
                                         interests in several securitized loan pools, which generally are in a "first loss" position relative to the more senior securities sold to third parties and which carry a greater risk if loans in the securitizations are not paid or losses occur. The Consolidated Group values these residual
                                         interests by discounting the expected cash flows using a
                                         discount rate commensurate with the risks involved. When
                                         determining the expected cash flow, the Consolidated Group must estimate the future rate of prepayments, defaults and losses of the securitized Receivables. If those assumptions are inaccurate, the Consolidated Group will have incorrectly valued these interests on its balance sheet and may earn
                                         less income than was anticipated from those assets.

RISK THAT FORECLOSURE ON MORTGAGES
WILL DELAY OR REDUCE PAYMENTS ON
RECEIVABLES..........................    Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to
                                         principles of equity which are designed to relieve the
                                         indebted party from the legal effect of such party's
                                         default. Statutes may limit the right of the Consolidated
                                         Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any
                                         such principal may lead to a loss or delay in the payment on a certificate in a securitization in which the Consolidated
                                         Group is involved or in loans held by the Consolidated
                                         Group.

REAL ESTATE USED AS COLLATERAL TO
COVER LOSSES ON RECEIVABLES MAY BE
INADEQUATE...........................    Most of the Receivables purchased by the Consolidated Group are collateralized by real estate to provide collateral if a borrower defaults on such borrower's mortgage. The real
                                         estate used as collateral may be insufficient to cover any loss in the event of foreclosure. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in
                                         economic conditions, property values, zoning, land use,
                                         environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of
                                         foreclosure.

RISK OF DEFAULT ON RECEIVABLES THAT
ARE SECURED ONLY BY A PROMISE TO
PAY..................................    The Consolidated Group purchases some Receivables that are not collateralized, such as annuities, lottery prizes,
                                         structured settlements or other investments. In these cases, since the Consolidated Group does not have collateral in a specific asset, it relies instead upon a promise to pay from an insurance company, state government or other entity.
                                         There is a risk that an insurance company, state government or other entity will not keep its promise to pay and will
                                         default.

UNDERWRITING MAY INSUFFICIENTLY
EVALUATE THE RISK OF LOSSES ON
RECEIVABLES..........................    Metropolitan or the Consolidated Group underwrites the
                                         Receivables that are purchased by the Consolidated Group
                                         using underwriting practices that may vary from conventional lending underwriting. Metropolitan or the Consolidated Group uses a variety of procedures to evaluate Receivables
                                         depending on the type of investment. While Metropolitan or the Consolidated Group tries to minimize the risk of default and the risk of losses if there is a default, there is no
                                         assurance that these underwriting procedures will be
                                         effective.

RISKS RESULTING FROM THE INEXPERIENCE
OF THE CONSOLIDATED GROUP IN
ORIGINATING COMMERCIAL LOANS.........    The Consolidated Group focuses its loan originations on
                                         loans that are collateralized by commercial real estate,
                                         including multi-family properties ("Commercial Loans").
                                         Management cannot predict whether it will have the ability or the desire to originate these commercial loans in the
                                         future, whether such loans will achieve desirable yields or whether it will be able to accurately predict commercial
                                         loan default rates.

LACK OF CONTROL OVER SERVICING AND
SELLING RECEIVABLES..................    As a result of several contracts, Metropolitan and Metwest provide most of the administrative services related to
                                         servicing and selling of Receivables for the Consolidated
                                         Group. Management cannot predict whether Metropolitan and
                                         Metwest will effectively service and sell Receivables in the future or whether it will be more effective and efficient to get these services internally or from a third party. If
                                         these services are provided by third parties, the costs to the Consolidated Group may be more or less than the costs
                                         charged by Metropolitan or Metwest.

INSURANCE SUBSIDIARY EARNINGS MAY BE
UNAVAILABLE FOR DIVIDENDS AND FEES...    At September 30, 2000, approximately 80% of the Consolidated
                                         Group's assets were held by its insurance subsidiaries, Old
                                         Standard and Old West. Insurance company regulations
                                         restrict the way in which an insurance company can transfer assets and the amount of money that can be paid out in
                                         dividends by the insurance company. To use money for
                                         dividends, the insurance company must obtain permission from the insurance commissioner in the state of domicile of the insurance company. These restrictions on the ability to
                                         declare dividends and transfers of assets could have an
                                         adverse effect on Summit's financial performance and ability to meet its debt obligations and preferred stock dividend
                                         payments.

THE CONSOLIDATED GROUP MAY BE UNABLE
TO MEET ITS FINANCIAL OBLIGATIONS AS
THEY BECOME DUE......................    The Consolidated Group generates cash flow primarily from
                                         earnings on Receivables and other investments, the sale of annuities, the sale of Receivables and the sale of debt and equity securities. The cash flow from the existing assets
                                         has been adequate during the past five years to satisfy the obligation for payment of maturing certificates and to pay preferred stock dividends. However, the Consolidated Group's ability to repay certificates, notes and preferred stock
                                         dividends that become due in the future and other
                                         outstanding obligations depends in part on the success of
                                         future public offerings of certificates and preferred stock.

AN INCREASE IN ANNUITY TERMINATION
RATES MAY DECREASE EARNINGS..........    An increase in the termination rate of annuity contracts
                                         would tend to decrease the earnings of Old Standard and Old
                                         West. If terminations increase, costs would increase because the insurance subsidiaries would have to immediately expense the unamortized deferred acquisition costs on those
                                         surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts
                                         terminate is effected by several factors, including changes in interest rates, competition and changes in tax and other regulations. Management cannot predict the future rate of
                                         termination of annuity policies.

ENVIRONMENTAL CONDITIONS AND
REGULATIONS OF PROPERTY ACQUIRED BY
THE CONSOLIDATED GROUP MAY LEAD TO
LOSSES...............................    The Consolidated Group acquires properties in the course of its business some of which may contain hazardous waste or
                                         other toxic materials. Various federal, state and local
                                         environmental laws, ordinances and regulations hold the
                                         owner or the previous owner liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. Historically, the
                                         Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties which may be
                                         contaminated. As a result of its current business or if the proposed program is implemented, the Consolidated Group may sustain significant losses due to such liability.

THE CONSOLIDATED GROUP MAY BE LIABLE
FOR ENVIRONMENTAL CLEAN-UP ON REAL
ESTATE...............................    The government can place a lien on environmentally
                                         contaminated property to guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The
                                         Consolidated Group may be subject to these liens directly if they own real property subject to these liens, or indirectly if they participate in a securitization of property and have a role in the day-to-day management of the facility or
                                         property. Environmental assessments to determine whether
                                         certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be
                                         insulated from liability for an environmental condition.

THE CONSOLIDATED GROUP MAY BE
ADVERSELY AFFECTED BY COMPETITION
AMONG COMPANIES IN THE CONSOLIDATED
GROUP................................    Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Certain
                                         officers and directors of the Consolidated Group are also
                                         employees of these affiliated companies. In addition, the
                                         Consolidated Group provides services to affiliated
                                         companies, buys and sells Receivables to and from such
                                         affiliated companies and makes loans to or borrows money
                                         from affiliated companies. These factors may lead to
                                         conflicts of interest such as which company receives a
                                         particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and
                                         purchases of Receivables are priced and the terms of any
                                         intercompany loans. Old Standard and Old West may compete
                                         with the Consolidated Group in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may
                                         compete with Metropolitan for the acquisition of Receivables and the sale of securities.

THE CONSOLIDATED GROUP MAY BE
NEGATIVELY IMPACTED BY SOME OF ITS
EQUITY INVESTMENTS...................    The Consolidated Group invests in venture capital, joint
                                         ventures and other related equity investments. The market
                                         price and valuations of these investments may fluctuate due to market conditions and other conditions over which the
                                         Consolidated Group has no control. Fluctuations in the
                                         market price and valuations of these investments may reduce the amount of carrying costs by the Consolidated Group.
                                         These investment may also not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if they are able to be
                                         sold, they may not be sold at favorable prices.

                             RECEIVABLE INVESTMENTS

BACKGROUND

    Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. During the fiscal year ended September 30, 2000, the majority of the Consolidated Group's acquisitions were Commercial Loans underwritten and originated in coordination with Metropolitan and the Consolidated Group. Management anticipates that this emphasis will continue. However, the Consolidated Group may also acquire loans pursuant to the agreement with Metropolitan. In 2000, the Consolidated Group paid to Metropolitan approximately $111,000 as compensation to Metropolitan for Receivable acquisition services.

    Unless otherwise indicated in this section and in the section entitled "SECURITIES INVESTMENTS," or the context otherwise requires, references to a year (e.g., 2000) refer to the fiscal year of the Consolidated Group ended September 30 of that year.

    Metwest, a subsidiary of Metropolitan, provides Receivable collection and servicing for a fee to Summit, Old Standard and Old West. During 2000, the Consolidated Group paid Receivable collection and servicing fees of approximately $404,000 to Metwest.

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

COMMERCIAL LOAN ORIGINATIONS

    The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million.

    The Consolidated Group currently projects expansion of the origination of commercial loans during 2001. Current projections include the possibility that principally all of the Consolidated Group's Receivable acquisitions during 2001 may be new commercial loan originations. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets. The

Consolidated Group also underwrites and originates commercial loans which are held by Metropolitan, Western United and Metwest.

    The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group.

    Commercial loans originated by the Consolidated Group are underwritten applying criteria which may include the following: evaluating the borrower's credit and credit scores, obtaining a current interior appraisal of the collateral, obtaining title insurance and calculating debt-to-income levels and combined loan-to-value ratios. The sum of the underwriting evaluation and the speed within which a borrower needs a decision all determine the interest rate and loan-to-value ratio which the Consolidated Group will require. A higher risk evaluation would result in a higher required interest rate and a lower loan-to-value ratio. The Consolidated Group typically lends, through its insurance companies, at 50-75% loan-to-value ratios, and may require multiple collateral in order to adequately collateralize a particular loan.

    For the fiscal year ended September 30, 2000, the average weighted annual yield (including fees and points) was approximately 16.2% on the Consolidated Group's commercial loans closed during the fiscal year. Frequently, the loans closed have required short-term balloon payments (approximately two to five years). However, because the Consolidated Group individually underwrites and prices these loans, the current terms may not be a reflection of the terms which may be negotiated in future transactions.

RECEIVABLE ACQUISITION VOLUME

    The Consolidated Group's real estate Receivable and other Receivable investment acquisition activities grew from approximately $77.0 million in 1998 to $112.1 million in 1999 and to $148.9 million in 2000. During 2000, the average monthly acquisition volume was approximately $12.4 million. The majority of acquisitions were commercial loan originations.

RECEIVABLE ACQUISITIONS: SOURCES, STRATEGIES AND UNDERWRITING

    The following information describes Metropolitan's Receivable acquisition and underwriting procedures as of September 30, 2000. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and the Consolidated Group.

    Metropolitan has developed marketing techniques, sources and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired or originated by Metropolitan for the Consolidated Group consist of non-conventional, A-, B and C credit grade loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose non-conventional financing. With this type of lending, the lender generally focuses on the quality of the collateral as the ultimate recourse in the event of the borrower's default rather than the ability of a borrower to repay.

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

    Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies by centralizing acquisition activities and implementing flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. There can be no assurance that any new strategies or programs developed will achieve these goals.

CAPITAL MARKETS (LOAN POOL) ACQUISITION SOURCES

    Previously Metropolitan acquired pools of real estate Receivables through the capital markets group. These loans may have been seller originated or institutionally originated. They may have been acquired by Metropolitan from brokers, banks, savings and loan organizations, mortgage brokerage firms and other financial institutions. Metropolitan intends to this acquisition method during 2000.

    Capital markets department acquisitions were typically negotiated through direct contact with the selling broker or portfolio departments at the various selling institutions, or are acquired through bidding at an auction. The closing costs per loan for institutional acquisitions were generally lower than private secondary mortgage market acquisitions. However, the investment yield generally was lower than yields available in the private market.

LOAN ORIGINATIONS SOURCES

    Metwest previously originated first lien residential mortgage loans, including both fixed and adjustable interest rate loans. Metwest is currently licensed or exempt to originate such mortgage loans as a wholesale lender in 32 states and as a retail lender in 34 states. Metwest discontinued its origination of wholesale and retail loans in January of 2001.

    Metwest previously originated real estate loans through licensed mortgage brokers who submitted loan applications on behalf of the borrower. Before Metwest entered into a broker agreement, the mortgage broker had to demonstrate that it was properly licensed, experienced and knowledgeable in lending. During 2000, Metwest originated an average of approximately 286 real estate loans per month, including loans to facilitate the resale of repossessed real estate.

CORRESPONDENT LENDING

    Beginning in 1997, Metropolitan began acquiring loans through loan correspondent agreements. Under these agreements, Metropolitan agreed to purchase loans at a specified yield immediately after their origination, so long as they comply with Metropolitan's underwriting guidelines. Metropolitan discontinued originations through this source in January of 2001. Such loans previously originated through correspondent lending may be insured by a primary mortgage guarantee insurance policy. Each correspondent makes standard representations and warranties with respect to each loan and has certain limited repurchase obligations.

  REAL ESTATE RECEIVABLE UNDERWRITING

    Prior to discontinuance of the origination activities, Metropolitan's loan correspondent underwriting guidelines and Metwest's real estate loan acquisition and origination underwriting guidelines applied criteria which included the following: evaluating the borrower's credit (which generally may include credit scores), income and debt to income ratios, obtaining and reviewing a current appraisal of the collateral, evaluating the property type, comparing the loan amount to the collateral value and evaluating the economics of the region where the collateral is located. For certain, but not all, of the loans with higher loan-to-value ratios, mortgage insurance may be required. In addition, title insurance in an amount equal to the Receivable balance at the time of acquisition was generally obtained. Generally, a lower credit rating would result in a higher required down payment, higher collateral value to loan amount and/or a higher interest rate or yield (through a discounted purchase price). Unlike the seller financed real estate Receivables, the loans originated by Metwest, certain pool acquisitions and the loans purchased through

Metropolitan's loan correspondent program have standardized documentation and terms. Real estate Receivables acquired or originated for inclusion in securitization pools generally have more stringent underwriting guidelines than other acquired or originated real estate loans.

LOTTERIES, STRUCTURED SETTLEMENTS AND ANNUITIES SOURCES

    Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate or other assets, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be liquidated directly with the issuing insurance company. Metropolitan's primary source for these investments is private brokers who specialize in these types of Receivables.

  LOTTERIES, STRUCTURED SETTLEMENTS AND ANNUITIES UNDERWRITING

    In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of: (1) an application for sale of structured benefits which requests certain information regarding (i) the annuitant, including current employment, (ii) the annuity policy, and (iii) the nature of the claim and, if applicable, injuries sustained in connection with the structured settlement; (2) a copy of the executed settlement agreement or judgment, if applicable; and (3) a copy of the executed annuity policy together with any qualified assignments. In certain circumstances, Metropolitan waives certain of these submission requirements if, in its sole best judgment, it determines that the failure to have those documents would not impair the acquiring company's interest in the structured settlement. Upon submission of the file, the closing department obtains a credit report regarding the annuitant and the most current credit rating of the annuity issuer. Furthermore, Metropolitan conducts a Uniform Commercial Code ("UCC") search by county or state where applicable, on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

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

    Receivables may be purchased by the Consolidated Group from Metropolitan or another party at a price that is less than the face amount of the Receivable. The difference between the price paid by the Consolidated Group and the face amount of the Receivable is the "discount." The Consolidated Group attempts to purchase Receivables at prices which will maintain a positive interest spread for the Consolidated Group. For Receivables of all types, the discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual basis using the level yield (interest) method over the remaining contractual term of the Receivable.

    The Consolidated Group establishes the yield requirements for Receivable investments by assuming that all payments on the Receivables will be made and that a certain percentage of unpaid balances will be prepaid on an annual basis (15% for 2000). During 2000, the Consolidated Group's average initial yield requirement ranged from 9.5% to 14% for Receivables collateralized by real estate. However, to the extent that Receivables are purchased at a discount and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield. Conversely, to the extent that payments are received later than anticipated, the discount is earned less quickly resulting in a lower yield.

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

    The following table presents consolidated information regarding the Consolidated Group's investments in Receivables collateralized by all types of real estate, as of September 30, 2000 and 1999:

                                                                  2000           1999
                                                              ------------   ------------
Face value of discounted Receivables........................  $ 23,469,937   $ 63,704,841
Face value of originated and non discounted Receivables.....   162,425,971     50,411,690
Unrealized discounts, net of unamortized acquisition
  costs.....................................................    (8,299,143)    (2,641,859)
Allowance for losses........................................    (5,363,345)    (3,082,918)
Accrued interest receivable.................................       316,455      1,291,761
                                                              ------------   ------------
Carrying value..............................................  $172,549,875   $109,683,515
                                                              ============   ============

    As of September 30, 2000, approximately 98% of the Consolidated Group's investments in Receivables were collateralized by first lien positions on real estate and 2% in second lien positions. The Receivables which are collateralized by residential and commercial properties represented approximately 10% and 57%, respectively, of such investments as of September 30, 2000.

    The Consolidated Group's Receivables at September 30, 2000 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

Hawaii......................................................  31%
Washington..................................................  13
California..................................................  13
Utah........................................................   5
Colorado....................................................   5
Oregon......................................................   5
Arizona.....................................................   4
New York....................................................   4

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                   RECEIVABLES COLLATERALIZED BY REAL ESTATE
                               SEPTEMBER 30, 2000

    Less than 1% of the Receivables are subject to variable interest rates. Contractual interest rates principally range from 6% to 14% with approximately 92% of the face value of the Receivables within this range. The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                            INTEREST       CARRYING     DELINQUENT     NUMBER OF
                                              NUMBER OF       RATES       AMOUNT OF      PRINCIPAL    DELINQUENT
                DESCRIPTION                  RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT      RECEIVABLES
                -----------                  -----------   -----------   ------------   -----------   -----------
RESIDENTIAL
  First Mortgage > $75,000.................        37          7-10%     $  4,226,826   $   980,741            5
  First Mortgage > $40,000.................        91          7-11         4,766,611       270,099            5
  First Mortgage < $40,000.................     1,065          7-12         8,619,103       277,038           20
  Second or Lower > $75,000................         1             9            81,857            --           --
  Second or Lower > $40,000................         8          8-10           407,794        40,000            1
  Second or Lower < $40,000................        38          7-10           619,432        58,355            2

COMMERCIAL
  First Mortgage > $75,000.................       197          8-14       103,627,076     9,059,762           11
  First Mortgage > $40,000.................        17          8-10           872,225            --           --
  First Mortgage < $40,000.................        30          8-10           523,667            --           --
  Second or Lower > $75,000................         2          7-10           158,442            --           --
  Second or Lower > $40,000................         2          9-10            94,818            --           --
  Second or Lower < $40,000................         4          8-10            73,350            --           --

FARM, LAND AND OTHER
  First Mortgage > $75,000.................        33          8-14        58,588,552     1,282,334            4
  First Mortgage > $40,000.................         8          8-10           401,757        41,300            1
  First Mortgage < $40,000.................        17          8-10           331,279            --           --
  Second or Lower > $75,000................         2             8           373,797       186,403            1
  Second or Lower > $40,000................         2           6-9           108,356            --           --
  Second or Lower < $40,000................       118          8-10         2,020,966        22,183            1
  Unrealized discounts, net of unamortized
    acquisition costs, on Receivables
    purchased at a discount................                                (8,299,143)
  Accrued Interest Receivable..............                                   316,455
  Allowance for Losses.....................                                (5,363,345)
                                                                         ------------

CARRYING VALUE.............................                              $172,549,875   $12,218,215
                                                                         ============   ===========

    The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

    The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                                           RESIDENTIAL    COMMERCIAL      FARM, LAND,        TOTAL
                                                            PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL    PRINCIPAL
                                                           -----------   ------------   ---------------   ------------
October 2000--September 2003.............................  $ 2,416,067   $ 78,217,053     $32,400,731     $113,033,851
October 2003--September 2005.............................    5,041,907     18,968,583      27,701,467       51,711,957
October 2005--September 2007.............................    2,799,093      3,124,822       1,088,562        7,012,477
October 2007-- September 2010............................    3,125,299      1,792,724         258,996        5,177,019
October 2010--September 2015.............................    2,071,926      1,740,189         182,330        3,994,445
October 2015--September 2020.............................    1,167,885        534,774         146,540        1,849,199
October 2020--Thereafter.................................    2,099,403        971,437          46,120        3,116,960
                                                           -----------   ------------     -----------     ------------
                                                           $18,721,580   $105,349,582     $61,824,746     $185,895,908
                                                           ===========   ============     ===========     ============

    The Consolidated Group held 1,672 Receivables collateralized by real estate, as of September 30, 2000. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 12.4%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

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

                                                               INTEREST       CARRYING     DELINQUENT         NUMBER OF
                                                 NUMBER OF       RATES       AMOUNT OF      PRINCIPAL        DELINQUENT
                 DESCRIPTION                    RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT          RECEIVABLES
                 -----------                    -----------   -----------   ------------   -----------       -----------
RESIDENTIAL
  First Mortgage > $75,000....................        56          8-11%     $  6,914,078   $ 1,244,424                9
  First Mortgage > $40,000....................       139          8-10         7,204,023       294,999                6
  First Mortgage < $40,000....................     1,710          8-14        13,519,766       545,520               45
  Second or Lower > $75,000...................         2           8-9           332,230            --               --
  Second or Lower > $40,000...................         8          9-10           415,056        40,000                1
  Second or Lower < $40,000...................        70          8-11         1,142,835       167,690                6

COMMERCIAL
  First Mortgage > $75,000....................        81          8-13        58,301,129     5,014,895                7
  First Mortgage > $40,000....................        35          8-10         1,896,952       128,613                2
  First Mortgage < $40,000....................        51          8-18           678,730            --               --
  Second or Lower > $75,000...................         6         10-15           945,062            --               --
  Second or Lower > $40,000...................         2         10-11           128,975        60,470                1
  Second or Lower < $40,000...................         6          8-10            84,644            --               --

FARM, LAND AND OTHER
  First Mortgage > $75,000....................        15          8-12        20,554,949            --               --
  First Mortgage > $40,000....................        13          8-10           669,320        41,300                1
  First Mortgage < $40,000....................        37          8-10           751,147            --               --
  Second or Lower > $75,000...................         2             9           345,601       186,403                1
  Second or Lower > $40,000...................         1             6            72,201            --               --
  Second or Lower < $40,000...................         8          9-11           159,833        22,183                1
  Unrealized discounts, net of unamortized
    acquisition costs, on Receivables
    purchased at a discount...................                                (2,641,859)
  Accrued Interest Receivable.................                                 1,291,761
  Allowance for Losses........................                                (3,082,918)
                                                                            ------------   -----------

CARRYING VALUE................................                              $109,683,515   $ 7,746,497
                                                                            ============   ===========

    The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

    The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                                           RESIDENTIAL    COMMERCIAL      FARM, LAND,        TOTAL
                                                            PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL    PRINCIPAL
                                                           -----------   ------------   ---------------   ------------
October 1999--September 2002.............................  $ 4,975,778   $ 39,038,805     $11,919,399     $ 55,933,982
October 2002--September 2004.............................    3,223,142      9,742,559       9,124,912       22,090,613
October 2004--September 2006.............................    8,364,853      4,040,143         355,823       12,760,819
October 2006--September 2009.............................    4,107,482      4,264,670         172,198        8,544,350
October 2009--September 2014.............................    4,750,501      2,551,856         346,153        7,648,510
October 2014--September 2019.............................    1,638,423      1,157,254         240,138        3,035,815
October 2019--Thereafter.................................    2,467,809      1,240,205         394,428        4,102,442
                                                           -----------   ------------     -----------     ------------
                                                           $29,527,988   $ 62,035,492     $22,553,051     $114,116,531
                                                           ===========   ============     ===========     ============

    The Consolidated Group held 2,243 Receivables collateralized by real estate, as of September 30, 1999. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 11.8%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

DELINQUENCY EXPERIENCE AND COLLECTION PROCEDURES

    The principal amount of Receivables collateralized by real estate, held by the Consolidated Group (as a percentage of the total outstanding principal amount of such Receivables) which was in arrears for more than ninety days at September 30, 2000 was 6.6% compared to 6.2% and 4.2% at September 30, 1999 and 1998, respectively. Management expects higher delinquency rates, because Receivables purchased or originated by the Consolidated Group are typically not of the same quality as mortgages that are originated for sale to agencies such as the Federal National Mortgage Association (Fannie Mae), because of the increasing concentration of acquisitions in commercial loans and because loans which have no current delinquency can be sold, while delinquent loans cannot be sold. Management also believes that these higher delinquency rates will be generally offset by higher yields and the value of the underlying collateral. In addition, the Consolidated Group maintains an allowance for losses on delinquent real estate Receivables. See "--Allowance for Losses on Receivables." As a result, management believes losses from resales of repossessed properties are generally lower than might otherwise be expected given the delinquency rates. In addition, the Consolidated Group is compensated for the risk associated with delinquencies through Receivable yields that are greater than typically available through the conventional, "A" credit lending markets.

    Metwest provides Receivable collections and servicing to Summit, Old Standard and Old West pursuant to specific procedures. Collections efforts of delinquent amounts of Receivables are organized in a step stage format which staggers the intensity of the collection effort based upon the delinquency severity and allowing the more experienced collectors to handle the more delinquent accounts. The Consolidated Group's commercial underwriting resources are active in the monitoring and collection process of commercial loans. Metwest utilizes a computer generated payment behavior and scoring system to determine at which point a borrower will be called on a late payment which sometimes may be as soon as the first day of delinquency. If the system determines that a call should be placed to a borrower prior to the tenth day of delinquency a front-end collector will place a collection call to the payor. Generally, if a payment becomes seven days past due, a late notice will automatically be sent to the payor notifying the payor of the delinquency and the applicable late charge. When 10 days delinquent, the Receivable will be assigned to a second stage collector who will attempt to make verbal contact with the payor no later than the twenty-ninth day of delinquency if the payment and behavior scoring system indicates that a call should be placed at that time. The collector works closely with a more senior collector in a team environment. If no satisfactory arrangement is made by the twenty-second day of delinquency a pre-litigation (demand) letter will be sent to the payor. Additionally at the thirtieth day of delinquency the senior collector for that team will attempt to make contact with the payor. If verbal contact or satisfactory arrangements are not made by the forty-fifth day, a decision matrix is used to determine whether to forward the file: (i) to the loan modification center for a workout solicitation or acceleration; (ii) to the foreclosure department; or (iii) to the pre-foreclosure committee for review to determine the best method for solving the delinquency (either through additional workout attempts or through foreclosure). Generally, for those loans for which verbal contact has been made, a collector will work with the borrower to bring the loan current, or refer the loan to the loan modification center for a work out. Collectors continue to attempt to make contact with the payor, unless otherwise referred to the foreclosure department or the loan modification center, through the sixtieth day of delinquency. Collection activity may also involve the initiation of legal proceedings against the Receivable obligor. Legal proceedings, when necessary, are generally initiated within approximately 75 days after the initial default. If accounts are reinstated prior to completion of the legal action, as a condition of reinstatement, attorney fees, costs, expenses and late charges are generally collected from the payor, or added to the Receivable balance, in some cases.

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

  ALLOWANCE FOR LOSSES ON RECEIVABLES

    The Consolidated Group establishes an allowance for losses on Receivables based on an evaluation of delinquent Receivables. The Consolidated Group reviews the results of its resales of repossessed real estate to identify market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group then adjusts its allowance for losses requirement as appropriate, based upon such observed trends in delinquencies and losses on resales. The allowance for losses was 2.9%, 2.7% and 1.4% of the face value of Receivables collateralized by real estate at September 30, 2000, 1999 and 1998, respectively.

    The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                                      SEPTEMBER 30,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Balance, beginning of year...............................  $3,082,918   $1,843,055   $1,153,278
Provision for losses.....................................   2,721,039    1,507,953    1,243,044
Chargeoffs...............................................    (440,612)    (268,090)    (553,267)
                                                           ----------   ----------   ----------
                                                           $5,363,345   $3,082,918   $1,843,055
                                                           ==========   ==========   ==========

    The provision for losses on real estate contracts and mortgage notes receivable, including commercial loans, is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Consolidated Group considers its delinquency and loss experience in determining the likelihood that receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Consolidated Group manages its risk of loss upon default through the underwriting process, which is performed by Metropolitan, which reviews demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a receivable. Management does not expect that the loss experience related to the receivables will increase materially during the next full year of operations.

  REPOSSESSED PROPERTIES

    Summit, Old Standard and Old West own various repossessed properties that are held for sale. At September 30, 2000, 13 properties, acquired in satisfaction of debt, with a combined carrying amount of approximately
$4.6 million were held, of which the largest single property had a carrying value of approximately $3.2 million. This single large property of residential lots is located the State of Hawaii and the Consolidated Group is actively marketing the property for sale.

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

    Historically, the majority of the Consolidated Group's receivable sales have been through securitizations. The Consolidated Group did not participate in any securitizations during 2000 and does not anticipate doing so during the next fiscal year. Generally, a securitization involves the sale of certain specified Receivables to a bankruptcy remote single purpose trust. The trust issues certificates which represent an undivided ownership interest in the Receivables transferred to the trust. Typically, the certificates consist of several different classes, including senior certificates, residual interest certificates and may also include intermediate classes of subordinated certificates. The senior certificates are sold to investors who are generally institutional investors. If a market exists, some or all of the subordinate certificates are also sold to investors. The companies which sell their Receivables to the trust receive a cash payment representing their respective interest in the sales price for the senior certificates and any subordinate certificates sold. The selling companies receive an interest in any unsold subordinate certificates, and also typically receive an interest in the residual interest certificates. Such interests are generally initially apportioned based upon the respective companies' contribution of Receivables to the pool of Receivables sold to the trust and may be resecuritized.

    In the typical securitization structure, the Receivable payments are distributed first to the senior certificates, next to the subordinated certificates, if any, and finally to the residual interests. As a result, the residual interest is the interest first affected by any loss of income due to the failure of the Receivable to pay as scheduled. The rights of the senior certificate holders can be further enhanced by subordinating the rights of the subordinate certificate holders to receive distributions or by establishing a reserve fund. The holders of the residual interest value such interest in their respective financial statements based upon certain assumptions regarding anticipated losses and prepayments. To the extent actual prepayments and losses are greater or less than the assumptions, the companies holding the residual interests will experience a gain or a loss. When determining the expected cash flow, the Consolidated Group must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the quarter ended June 30, 2000, the Consolidated Group adjusted its assumptions based on the actual historical performance and expectations of future performance of the loan pools.

    The Consolidated Group may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as "available-for-sale" securities. Temporary declines in the fair value of residuals that are "available-for-sale" are excluded from earnings and reported as a separate component of shareholders' equity. The Consolidated Group will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities. During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in equity as other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

    During the fiscal year ended September 30, 2000, the Consolidated Group did not participate in any securitizations. Through September 30, 2000, the Consolidated Group (principally Summit and Old Standard) had participated as a seller of Receivables in five real estate Receivable securitizations and one structured settlement Receivable securitization with Metropolitan. The Consolidated Group's percentage of each real estate securitization has been less than approximately 10% in each transaction. The Consolidated Group's percentage of the structured settlement securitization was approximately 42%. In each securitization, Metropolitan has typically used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the Consolidated Group at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

    The Consolidated Group (principally Summit and Old Standard) has participated as Sellers in securitizations with Metropolitan and Western United. In these securitizations, the rights of the senior certificate holders were enhanced though subordinating the right of subordinate certificate holders to receive distributions with respect to the mortgage loans to such rights of senior certificate holders. The selling companies initially retained their respective residual interests but recently, certain of such residual interests were resecuritized. At September 30, 2000, the residual interests held by Summit and Old Standard from the prior securitizations aggregated approximately
$3.1 million.

    In addition to sales through securitizations, the Consolidated Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale. During 2000, Summit, Old Standard, and Old West received proceeds of approximately
$9.7 million from the sale of portfolios of real estate Receivables through direct sales and received proceeds of approximately $1.7 million from the direct sale of other Receivable investments. During 2000 gains on these direct sales were approximately $0.4 million.

                               ANNUITY OPERATIONS

INTRODUCTION

    The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group from Metropolitan on May 31, 1995. Old Standard had total assets of approximately $203 million at September 30, 2000. Old Standard markets its annuity products through over 300 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Iowa, Montana, North Dakota, Oregon, South Dakota, Washington and Utah. During calendar 2000, the most recent year for which statistical information is available, Old Standard's individual annuity market share in Idaho was 3%, ranking it the tenth largest producer of annuities in Idaho during the period.

    The Consolidated Group acquired Arizona Life Insurance Company ("Arizona Life") on December 28, 1995. Arizona Life subsequently changed its name to Old West. As of September 30, 2000, Old West had total assets of approximately
$83 million. Old West is licensed in Arizona, California, Delaware, Idaho, New Mexico, Texas and Utah.

    Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

    There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may invest in Receivables collateralized by first position liens on real estate. As of September 30, 2000, 55% of Old Standard's assets were invested in Receivables collateralized by real estate, and 5% in lotteries. As of September 30, 2000, 39% of Old West's assets were invested in Receivables collateralized by real estate. As of September 30, 2000, the balance of Old Standard's and Old West's investments were principally invested in corporate and government securities. See "REGULATION."

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

    During 2001, the Consolidated Group anticipates correlating premium cash flows substantially with the cash flows availability from Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium cash flows and resulting total asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Old West, and the ability to securitize or otherwise sell Receivables.

    Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 2000, deferred policy acquisition costs were approximately 4.7% of annuity reserves. Since surrender charges typically do not exceed 5% of policy amounts, increasing termination rates may have an adverse impact on the insurance subsidiaries' earnings, requiring faster amortization of these costs. During the years ended
September 30, 1998, 1999 and 2000, the amortization of deferred policy acquisition costs was approximately $1,195,000, $2,365,000 and $2,870,000, respectively. An actuary has reviewed the calculations.

    Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the years ended September 30, 1998, 1999 and 2000, annualized lapse rates were approximately, 11.6%, 12.0% and 23.8% respectively. The change in lapse rates from 1999 to 2000 was primarily attributable to maturities of one-year products issued in 1999.

    The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2000, 1999 and 1998, respectively, is as follows:

                                            2000          1999          1998
                                         -----------   -----------   -----------
Net Income-GAAP........................  $ 3,427,741   $ 4,044,618   $ 3,211,934
Adjustments to reconcile:
  Deferred policy acquisition cost.....   (1,503,689)   (1,824,402)   (1,597,861)
  State insurance guaranty fund........     (180,615)      302,320           864
  Annuity reserves and benefits........   (2,418,256)      630,260      (703,876)
  Capital gains and IMR amortization...    2,488,235    (1,400,626)   (1,592,281)
  Allowance for losses.................    2,227,969        66,481     1,112,982
  Federal income taxes.................     (204,595)     (282,054)      416,457
  Net investment income adjustment.....   (1,068,111)           --            --
  Other................................       59,649            --        53,343
                                         -----------   -----------   -----------
Net Income-Statutory...................  $ 2,828,328   $ 1,536,597   $   901,562
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

    Old Standard has entered into a reinsurance agreement with Western United that became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded during the fiscal year ended September 30, 1999 and 2000 were approximately $44.7 million and $27.4 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately
$2.3 million and $1.5 million during the fiscal years ended September 30, 1999 and 2000 respectively.

    This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2001. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

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

    The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves were approximately $237.6 million at September 30, 2000 based on GAAP financial reporting.

                             SECURITIES INVESTMENTS

    At September 30, 2000 and 1999, 83% and 93%, respectively, of the Consolidated Group's securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

    The following table outlines the nature and carrying value of securities investments held by Old Standard and Old West at September 30, 2000:

                             TRADING     AVAILABLE-FOR-SALE   HELD-TO-MATURITY
                            PORTFOLIO        PORTFOLIO           PORTFOLIO          TOTAL      PERCENTAGE
                           -----------   ------------------   ----------------   -----------   -----------
Total Amount.............  $15,825,508      $64,337,967          $ 4,616,744     $84,780,219        100.0%
                           ===========      ===========          ===========     ===========   ===========

% Invested in:
  Fixed Income...........  $15,213,255      $63,720,867          $ 4,616,744     $83,550,866         98.50
  Equities...............      612,253          617,100                   --       1,229,353          1.45
                           -----------      -----------          -----------     -----------   -----------
                           $15,825,508      $64,337,967          $ 4,616,744     $84,780,219         100.0
                           ===========      ===========          ===========     ===========   ===========

% Fixed Income:
  Taxable................  $15,213,255      $63,720,867          $ 4,616,744     $83,550,866        100.00
  Non-taxable............           --               --                   --              --            --
                           -----------      -----------          -----------     -----------   -----------
                           $15,213,255      $63,720,867          $ 4,616,744     $83,550,866         100.0
                           ===========      ===========          ===========     ===========   ===========

% Taxable:
  U.S. Government........  $        --      $ 1,510,547          $ 4,616,744     $ 6,127,291          7.33
  Corporate..............   15,213,255       62,210,320                   --      77,423,575         92.67
                           -----------      -----------          -----------     -----------   -----------
                           $15,213,255      $63,720,867          $ 4,616,744     $83,550,866         100.0
                           ===========      ===========          ===========     ===========   ===========

% Corporate:
  AAA....................  $ 1,458,126      $ 5,804,364          $        --     $ 7,262,490          9.38
  AA.....................    3,280,421       17,026,843                   --      20,307,264         26.23
  A......................   10,474,708        3,820,472                   --      14,295,180         18.46
  BBB....................           --       30,197,669                   --      30,197,669         39.00
  BB.....................           --        4,500,823                   --       4,500,823          5.81
  B......................           --          860,149                   --         860,149          1.11
  Below investment
    grade................           --               --                   --              --            --
                           -----------      -----------          -----------     -----------   -----------
                           $15,213,255      $62,210,320          $        --     $77,423,575         100.0
                           ===========      ===========          ===========     ===========   ===========

% Corporate:
  Mortgage- and asset-
    backed...............  $15,213,255      $62,210,320          $        --     $77,423,575        100.00
  Finance................           --               --                   --              --            --
  Industrial.............           --               --                   --              --            --
                           -----------      -----------          -----------     -----------   -----------
                           $15,213,255      $62,210,320          $        --     $77,423,575        100.0%
                           ===========      ===========          ===========     ===========   ===========

    Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION." Investments primarily include corporate, government agency, and direct government obligations.

    Old Standard and Old West are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. See "RECEIVABLE INVESTMENTS--Receivable Sales." At September 30, 2000, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under Item 7.

                              METHOD OF FINANCING

    The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, certificates, preferred stock, sales of Receivables, and collateralized borrowings. Such funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of brokerage firms and including the Federal Home Loan Bank of Seattle. As of September 30, 2000, the Consolidated Group had $7,000,000 in short-term collateralized borrowings outstanding.

    The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

                            BROKER/DEALER ACTIVITIES

    MIS is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit and of Metropolitan. In addition, MIS currently markets several families of mutual funds, and general securities. MIS is licensed as a broker/dealer in 47 states. MIS had net income of approximately $209,000 during 2000. Management is considering staffing, management systems and budget changes which are designed to expand the market and improve the profitability of MIS. There can be no assurance that these efforts will continue to be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under
Item 7 and Item 13.

                         PROPERTY DEVELOPMENT SERVICES

    Summit Property Development, Inc. provides real estate development services for a fee. Currently, its principal clients are Metropolitan and Western United. Such services may include but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties, and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development does not own any real estate itself. Summit Property Development, Inc. produced operating losses for the Consolidated Group during the fiscal year ended September 30, 2000 of approximately $485,000 on revenues of approximately $1,975,000. Management is considering staffing changes, exploring new marketing methods and exploring strategic alliances with other companies to expand the activities and improve the profitability of the Summit Property Development, Inc. There can be no assurance that these efforts will be successful. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under Item 7 and Item 13.

                                  COMPETITION

    Summit, Old Standard and Old West's ability to compete for Receivable investments (except for commercial loans) is currently dependent upon Metropolitan's Receivable acquisition network. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In Receivable acquisitions, the Consolidated Group competes with financial institutions many of which are larger, have access to more resources and have greater name recognition. Management believes its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by Summit, Old Standard and Old West include access to Metropolitan's Receivable acquisition network, which allows access to markets throughout the United States and flexibility in structuring Receivable acquisitions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

    Summit, Old Standard and Old West compete in the secondary mortgage market as sellers of pools of Receivables through direct sales. This market is a multi-billion dollar industry and includes many financial institutions and government participants. Competitors generally have access to larger resources, better name recognition and greater transaction volumes and economies of scale.

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

    The life insurance and annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's and Old West's management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. ("Best") rating of "B" (fair) and Old West has been assigned a Best rating of "B" (fair). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of the policyholders and insurance agents.

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

    The net amounts expensed (recaptured) by Old Standard and Old West for guaranty fund assessments and charged to operations for the years ended September 30, 2000, 1999 and 1998 were approximately $(263,000), $270,000 and
$119,000, respectively. This estimate was based on updated information provided by the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during 1990 through 1998. Management does not believe that the amount of future assessments associated with known insolvencies after 1998 will be material to its financial condition, results of operations or cash flows. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. Management cannot reasonably estimate the additional effects, if any, upon its future assessments pending the resolution of the above described insolvencies.

    Old Standard and Old West are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unassigned statutory surplus deficit of Old Standard and Old West totaled approximately $361,000 and $3,082,000, respectively, as of September 30, 2000 and are currently restricted from paying dividends.

    For statutory purposes, Old Standard's and Old West's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                                                                AS OF DECEMBER 31,
                                                   AS OF SEPTEMBER 30,    ------------------------------
                                                           2000             1999       1998       1997
                                                   --------------------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Old Standard:
  Capital and Surplus............................        $17,439          $17,979    $12,360    $10,359
  Ratio of Capital and Surplus to Admitted
    Assets.......................................            8.7    %        11.6%       9.4%       9.7%
Old West:
  Capital and Surplus............................        $ 8,026          $ 7,873    $ 5,961    $ 3,039
  Ratio of Capital and Surplus to Admitted
    Assets.......................................            9.7    %        10.3%       9.3%      18.9%

    Although the States of Idaho and Arizona require only $2.0 million and $450,000, respectively, in capital and surplus to conduct insurance business, the insurance companies have attempted to maintain a capital and surplus ratio of at least 5% of total admitted assets which management considers adequate for regulatory and rating purposes.

    Idaho and Arizona have enacted the Risk Based Capital Model Law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. At September 30, 2000, the insurance subsidiaries' capital and surplus levels exceeded the calculated minimum requirements.

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

ITEM 3.  LEGAL PROCEEDINGS

    Other than ordinary routine litigation incidental to its business, there are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Registrant's security holders during the fourth quarter ended September 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

1. (a) MARKET INFORMATION. There is no market for the Registrant's common stock.

   (b) HOLDERS. At September 30, 2000, there was one common stockholder, National Summit Corp.

   (c) DIVIDENDS. The Registrant paid dividends per share of $100 and $0 during fiscal 2000 and 1999, respectively.

2.  RECENT SALES OF UNREGISTERED SECURITIES. None.

ITEM 6. SELECTED FINANCIAL DATA

                            SUMMIT SECURITIES, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA

    The selected financial data shown below summarizes certain consolidated financial information of the Consolidated Group's for the five years in the period ended September 30, 2000.

                                                           YEAR ENDED SEPTEMBER 30,
                                   ------------------------------------------------------------------------
                                       2000           1999           1998           1997           1996
                                   ------------   ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Revenues.........................  $ 49,577,780   $ 36,368,936   $ 29,965,547   $ 19,785,462   $ 14,536,449
                                   ============   ============   ============   ============   ============
Net income.......................  $  4,082,239   $  2,814,828   $  2,524,027   $  1,851,240   $  1,244,522
Preferred stock dividends........    (2,025,155)      (838,356)      (498,533)      (446,560)      (333,606)
                                   ------------   ------------   ------------   ------------   ------------
Income applicable to common
  stockholder....................  $  2,057,084   $  1,976,472   $  2,025,494   $  1,404,680   $    910,916
                                   ============   ============   ============   ============   ============
PER COMMON SHARE DATA:
Basic and diluted income per
  share applicable to common
  stockholder....................  $     205.71   $     197.65   $     202.55   $     140.47   $      91.09
                                   ============   ============   ============   ============   ============
Weighted average number of common
  shares outstanding.............        10,000         10,000         10,000         10,000         10,000
                                   ============   ============   ============   ============   ============
Cash dividends per common
  share..........................        100.00   $       0.00   $      21.07   $       0.00   $       0.00
                                   ============   ============   ============   ============   ============
Ratio of earnings to fixed
  charges........................          1.81           1.57           1.64           1.46           1.40
Ratio of earnings to fixed
  charges and preferred stock
  dividends......................          1.29           1.34           1.46           1.31           1.26
BALANCE SHEET DATA:
Due from/(to) affiliated
  companies, net.................  $    366,940   $   (151,077)  $ 10,985,805   $    870,255   $  1,296,290
Total assets.....................  $359,325,586   $295,115,959   $206,594,234   $166,354,070   $117,266,680
Debt securities and other debt
  payable........................  $ 88,641,357   $ 72,086,696   $ 56,078,514   $ 50,607,983   $ 46,674,841
Stockholder's equity.............  $ 29,829,414   $ 19,104,955   $ 10,684,064   $  7,756,643   $  5,358,774

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the attached audited consolidated financial statements and notes thereto for the three year period ended September 30, 2000.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 2000

INTRODUCTION

    Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments, investment securities and other assets through funds provided by annuity sales, sale of Receivables, collateralized borrowings, certificate (debt obligation) sales, preferred stock sales, earnings on investments and the resale of repossessed real estate. During the fiscal year ended September 30, 2000 and currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivables and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan, which has as its principal subsidiaries Metwest and Western United. These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13.

    The Consolidated Group strives to maximize its risk-adjusted return by investing in non-conventional real estate Receivables and originating small to mid-sized commercial loans. Non-conventional Receivables are typically Receivables not originated by a regulated financial institution and not underwritten to FNMA or FHA underwriting guidelines. Normally, either the borrower or the collateral will not meet FNMA or FHA underwriting guidelines to qualify for conventional financing and the seller will be required to provide the financing to complete the sale. Commercial loans are generally small to mid-sized loans that are originated for less than $5 million and are collateralized by various types of commercial properties including multi-family properties. The Consolidated Group anticipates that a substantial majority of its Receivable acquisitions during 2001 will be new commercial loan originations. See "RECEIVABLE INVESTMENTS" under Item 1.

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

ANALYSIS OF OPERATIONS

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

    The Consolidated Group's net income after income taxes was approximately $4.1 million for the fiscal year ended September 30, 2000 as compared to $2.8 million and $2.5 million for the comparable 1999 and 1998 periods, respectively. The increase in 2000 over 1999 and the increase in 1999 over 1998 was primarily attributable to an increase in net interest sensitive income and commission fees that were partially offset by an increase in other operating expenses including salaries and commissions.

INTEREST SENSITIVE INCOME AND EXPENSE

    Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits, and the interest costs of certificates and collateralized borrowings, while interest sensitive income includes interest and earned discounts on Receivables, dividends and other income from the investment portfolio (other investment income).

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

    The following table presents, as of September 30, 2000, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management."

                                                                   FAIR VALUE WITH INTEREST RATE CHANGE
                                                                 -----------------------------------------
                                           CARRYING     FAIR     DECREASE   DECREASE   INCREASE   INCREASE
                                           AMOUNTS     VALUE        1%         2%         1%         2%
                                           --------   --------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents..............  $ 24,229   $ 24,229   $ 24,229   $ 24,229   $ 24,229   $ 24,229
  Investments:
    Affiliated companies.................     4,522      4,522      4,522      4,522      4,522      4,522
    Trading..............................    26,264     26,264     26,845     27,461     25,715     25,197
    Available-for-sale...................    71,101     71,101     73,478     75,991     68,849     66,716
    Held-to-maturity.....................     4,617      4,679      4,866      5,065      4,503      4,336
    Real estate contracts and mortgage
      notes..............................   177,597    198,650    204,051    209,729    193,509    188,611
    Other receivable investments.........    34,736     35,673     37,013     38,433     34,406     33,209
                                           --------   --------   --------   --------   --------   --------
                                           $343,066   $365,118   $375,004   $385,430   $355,733   $346,820
                                           ========   ========   ========   ========   ========   ========
Financial Liabilities:
  Annuity reserves.......................  $237,635   $237,635   $243,393   $249,347   $232,064   $226,675
  Investment certificates................    69,395     68,819     70,105     71,431     67,570     66,357
  Debt payable...........................    18,188     19,718     20,640     21,651     18,877     18,109
                                           --------   --------   --------   --------   --------   --------
                                           $325,218   $326,172   $334,138   $342,429   $318,511   $311,141
                                           ========   ========   ========   ========   ========   ========

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

    The excess of interest sensitive income over interest sensitive expense was approximately $11.7 million in 2000, $7.9 million in 1999 and $5.3 million in 1998. The increase from 1999 to 2000, as was the case from 1998 to 1999, was attributable to increased investments in the Receivable and investment securities portfolios, which was largely due to the continued growth of Old Standard and Old West. The Consolidated Group has increased its securities investments to approximately $107.5 million in 2000 from $94.7 million in 1999 and $18.1 million in 1998. During the same time period, the Consolidated Group has continued to invest in real estate contracts and other receivable investments with a total outstanding investment of approximately $206.1 million at September 30, 2000 as compared to $140.8 million and $148.7 million at September 30, 1999 and 1998, respectively.

NET GAINS (LOSSES) ON INVESTMENTS AND RECEIVABLES

    During the three-year period ended September 30, 2000, the Consolidated Group operated in an environment of fluctuating interest rates. The five-year U.S. Treasury rate was approximately 5.7% in October 1997, hit a low of approximately 4.2% at September 30, 1998 and closed out September 2000 at approximately 5.9% after high of approximately 6.7% at January 31, 2000. Periods of declining interest rates have postively impacted earnings by increasing the value of predominately fixed rate receivables. This situation was evident in 1999 and 1998, as the Consolidated Group was able to realize gains of approximately $3.2 million and $2.1 million, respectively, from the sale of receivables. These gains resulted primarily from the Consolidated Group participating directly in receivable securitizations with Metropolitan. The Consolidated Group did not participate in any securitizations during 2000.

    During the fiscal year ended September 30, 2000, the Consolidated Group's gain on investments, including mark-to-market adjustments on trading securities, increased to approximately $3.5 million from a loss of $0.2 million and a gain of $0.4 million during the same periods ended September 30, 1999 and 1998, respectively. The gains in the current period were the result of a $4.2 million net change in unrealized gains on mark-to-market trading investments which exceeded $0.7 million in realized losses on the sale of investments. The mark-to-market gains in the current period resulted primarily from investments that the Consolidated Group has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of the Consolidated Group's investment. The loss in 1999 includes a $0.6 million net change in unrealized losses on trading investments that were partially offset by $0.4 million in realized gains while 1998 gains were the result of a $0.4 million net change in unrealized gains on trading investments.

FEES, COMMISSIONS, SERVICE AND OTHER INCOME

    Fees, commissions, service and other income increased to approximately $8.4 million in 2000 from $4.5 million in 1999 and $4.8 million in 1998. Revenues in 2000 consisted primarily of commissions earned by the Consolidated Group's broker/dealer subsidiary, MIS, and service fees earned by its property development subsidiary, Summit Property
Development, Inc. MIS and Summit's property development subsidiary earned approximately $6.1 million in commissions (after eliminating commissions received by MIS from Summit) and approximately $2.0 million in service fees in 2000, respectively. The increase in revenue in 2000 of approximately
$4.0 million resulted primarily from an increase in commissions earned by MIS.

OTHER EXPENSES

    Operating expenses increased to approximately $15.2 million in 2000 from $9.8 million in 1999 and from $7.8 million in 1998. The 2000 increase in operating expenses was principally the result of an increase in MIS commissions paid of approximately $3.7 million and increased costs associated with its commercial lending and insurance operations. The 1999 increase in operating expenses was principally the result of increased commissions to agents, in particular commissions paid by Old Standard and Old West which increased by approximately $1.3 million and increased operating costs associated with its insurance operations which included an increase in amortization of deferred policy acquisition costs of approximately $1.2 million.

PROVISION FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

    To provide for what management believes is an adequate allowance for probable losses, the provision for losses on real estate contracts and mortgage notes receivable has increased with the shift of the size and mix of the Receivables portfolio, including an increase in the number of commercial loans. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Group's relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations. The following table summarizes changes in the Consolidated Group's allowance for losses on real estate contracts and mortgage notes receivable:

                                              2000         1999         1998
                                           ----------   ----------   ----------
Beginning Balance........................  $3,082,918   $1,843,055   $1,153,278
Increase due to:
  Provision for losses...................   2,721,039    1,507,953    1,243,044
  Charge-offs............................    (440,612)    (268,090)    (553,267)
                                           ----------   ----------   ----------
Ending Balance...........................  $5,363,345   $3,082,918   $1,843,055
                                           ==========   ==========   ==========

    The allowance for losses represents approximately 2.9%, 2.7% and 1.4% of the face value of Receivables collateralized by real estate at September 30, 2000, 1999 and 1998, respectively. These allowances are in addition to unamortized acquisition discounts of approximately $8.3 million at September 30, 2000, $2.6 million at September 30, 1999 and $5.0 million at September 30, 1998.

PROVISION FOR LOSSES ON OTHER RECEIVABLE INVESTMENTS

    During the year ended September 30, 2000, the Consolidated Group established a specific and general loss reserve on its investments in annuity and structured settlement cashflows as the industry has recently focused on state and federal collection laws and their applicability to delinquent annuity and structured settlement payments. Additionally, during the year ended September 2000, the Consolidated Group established a general reserve against a participation in finance leases purchased from an affiliate. The allowance for loss represents 3.3% of the net investment in other receivable investments as of September 30, 2000.

    The following is an analysis of the allowance for losses on other receivable investments for the year ended September 30, 2000.


Beginning balance...........................................  $       --
Provisions for losses.......................................   1,165,047
Charge-offs.................................................     (15,750)
                                                              ----------
Ending balance..............................................  $1,149,297
                                                              ==========

GAIN/LOSS ON OTHER REAL ESTATE OWNED

    During 2000, the Consolidated Group realized a loss on the sale of real estate of approximately $44,000 compared to a gain of $143,000 in 1999 and a loss of $118,000 in 1998. At September 30, 2000, the Consolidated Group had approximately $4,791,000 million in real estate held for sale or 1.3% of total assets as compared to approximately $2,654,000 or 0.9% of total assets at September 30, 1999.

EFFECT OF INFLATION

    During the three-year period ended September 30, 2000, inflation has had a generally positive impact on the Consolidated Group's operations. This impact has primarily been indirect in that the level of inflation tends to be reflected in the current level of interest rates which impact interest returns and cost of funds on the Consolidated Group's assets and liabilities. However, both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a continuing improvement over the three-year period in the positive spread between the return on interest earning assets and the cost of interest bearing liabilities. The positive spread increased to 4.61% in 2000 from 1.8% in 1998. Inflation has not had a material effect on the Consolidated Group's operating expenses. Increases in operating expenses have resulted principally from increased product volumes or other business considerations including the acquisition of additional companies and the start-up of new business venture activities.

    Revenues from real estate sold are influenced in part by inflation, as, historically, real estate values have fluctuated with the rate of inflation. However, the effect of inflation in this regard has not had a material effect on the real estate sales of the Consolidated Group nor is it expected to have a material effect in the near future.

ASSET/LIABILITY MANAGEMENT

    As most of the Consolidated Group's assets and liabilities are financial in nature, the Consolidated Group is subject to interest rate risk. In fiscal 2001, more of the Consolidated Group's financial assets (primarily Receivables and fixed income investments) will reprice or mature more quickly than its financial liabilities (primarily annuities and certificates). In an increasing interest rate environment, this factor will tend to increase earnings as assets will generally be repriced at higher rates of interest while financial liabilities maintain their existing rates of interest. Conversely, in a declining interest rate environment, this factor will tend to decrease earnings.

    The Consolidated Group may use financial futures instruments for the purpose of hedging interest rate risk relative to investments in the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Additionally, the Consolidated Group may sell securities "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of economically hedging interest rate risk, or take a trading position in an attempt to benefit from an anticipated movement in the financial markets. At September 30, 2000, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "SECURITIES INVESTMENTS" under Item 1.

    During fiscal 2001, approximately $168,653,000 of interest sensitive assets (cash, Receivables and fixed income investments) are expected to reprice or mature. Interest sensitive liabilities, including annuity reserves of approximately $137,812,000 reprice during fiscal 2001, and approximately $21,710,000 of Certificates and other debt will mature during fiscal 2001. These estimates result in repricing of interest sensitive assets in excess of interest sensitive liabilities of approximately $9,131,000, or a ratio of interest sensitive assets to interest sensitive liabilities of approximately 106%.

    The Consolidated Group is able to manage this asset to liability mismatch of approximately 1.06:1 by the fact that approximately 84% of the interest sensitive liabilities are annuity contracts which are subject to surrender charges. These contracts have maturities, which extend for as long as nine years with surrender charges of decreasing amounts during their term. At the option of the respective insurance subsidiaries, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the insurance subsidiaries to reprice their liabilities at lower market rates of interest. In periods of increasing interest rates, such liabilities are protected by surrender charges. Depending on the remaining surrender charges, the insurance subsidiaries have the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the insurance subsidiaries may respond more slowly to increases in market interest rate levels thereby diminishing the impact on the Consolidated Group of the current mismatch in the interest sensitivity ratio. Additionally, through Receivable sales, the Consolidated Group has increased its ability to raise necessary liquidity to manage the liability to asset mismatch. If necessary, the proceeds from the sales could be used to retire maturing liabilities.

NEW ACCOUNTING RULES

    In December of 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty-fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. The Consolidated Group adopted SOP 97-3 effective October 1, 1999. This adoption had no material effect on its consolidated financial statements.

    In June of 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "Derivatives") and for hedging activities. It requires that an entity recognize all Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Consolidated Group's financial statements. As part of implementing SFAS 133 on October 1, 2000, the Consolidated Group's reclassified approximately
$4.6 million of investments from held-to-maturity to available-for-sale.

    In October of 1998, Statement of Financial Accounting, Standards No. 134, "Accounting for Mortgage-Banking Enterprise" ("SFAS 134"), was issued. SFAS 134 requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This statement was applied by the Consolidated Group on January 1, 1999, and accordingly, trading securities with a carrying value of approximately $16.7 million were reclassified to the available-for-sale classification.

    In December of 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Consolidated Group is required to adopt SAB 101 by July 1, 2001. The Consolidated Group does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

    During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently classified as comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

    On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    As a financial institution, the Consolidated Group's sources of liquidity are largely linked to its ability to renew, maintain or obtain additional sources of cash. The Consolidated Group has successfully met these requirements during the past three years and has continued to invest funds generated by financing activities, Receivables and investments.

    During 2000, $189.2 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $164.1 million primarily in Receivables and investments and (2) fund $43.1 million in debt maturities, annuity product surrenders, and the payment of dividends.

    During 1999, $246.1 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $186.9 million primarily in Receivables and investments, (2) fund $27.7 million of primarily debt maturities and annuity product surrenders and (3) fund $3.4 million in operating activities.

    During 1998, $119.9 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $81.4 million primarily in Receivables and investments, (2) fund $23.9 million of primarily debt maturities and annuity product surrenders and (3) fund $8.9 million in operating activities.

    During 2001, anticipated principal, interest and dividend payments on outstanding certificates, other debt payments and preferred stock distributions are expected to be approximately $28.9 million. During 2000, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables were $84.7 million. A decrease in the prepayment rate on these Receivables or a decrease in the ability to sell Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

    The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings and annuity sales. At September 30, 2000, cash or cash equivalents were $24.2 million, or 6.7% of total assets. Including securities that are either trading or available-for-sale, total liquidity was $121.6 million, $129.8 million, and $25.6 million as of September 30, 2000, 1999 and 1998, respectively, or 33.8% 44.0% and 12.4% of total assets, respectively. During 1999 and 1998, access to new "capital markets" through Receivable securitizations allowed the Consolidated Group to both increase liquidity and accelerate earnings through the gains recorded on the securitizations.

    For statutory purposes, Old Standard and Old West perform cash flow testing under several different rate scenarios as required by the States of Idaho and Arizona, respectively. The results of these tests are filed annually with the Insurance Commissioner of the respective states. At the end of calendar year 1999, the results of this cash flow testing process were satisfactory.

    At September 30, 2000, the Consolidated Group had no material commitments for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Consolidated Group had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

    Management believes that cash flow from financing activities and liquidity provided from current investments will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during fiscal 2001. Summit has not defaulted on any of its obligations since its founding in 1990.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements and related financial information required to be filed are attached to and incorporated into this Report. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT
                        DIRECTORS AND EXECUTIVE OFFICERS
                           (AS OF SEPTEMBER 30, 2000)

NAME                                         AGE                     POSITION
----                                       --------                  --------
Tom Turner..........................          50          President/Director
Philip Sandifur.....................          29          Vice President/Director
Gregory Strate......................          52          Secretary/Treasurer/Director
Robert Potter.......................          73          Director

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

    Gregory Strate was elected Secretary, Treasurer, and Director of Summit in 2000. Since August of 1998, Mr. Strate has worked as a manager for Old Standard's commercial lending division, first as a commercial underwriter and then, in September of 1999, he was promoted to manager of commercial lending. From April of 1978 to July of 1998, Mr. Strate was the vice president and commercial loan officer of Washington Trust Bank.

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

                           SUMMARY COMPENSATION TABLE
                           (AS OF SEPTEMBER 30, 2000)

            NAME AND PRINCIPAL POSITION                YEAR      SALARY    BONUS/COMMISSIONS
            ---------------------------              --------   --------   -----------------
Tom Turner.........................................    2000     $125,561        $50,000
  President, Summit*                                   1999     $114,500             --
                                                       1998     $105,000             --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

    The following table sets forth information with respect to the beneficial owners of more than five percent of Summit's voting common stock as of September 30, 2000.

                                                          SHARES OF       % OF
NAME AND ADDRESS                                         COMMON STOCK    CLASS
----------------                                         ------------   --------
National Summit Corp.
601 West First Avenue
Spokane, WA 99201......................................     10,000        100%

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

DESCRIPTION OF RELATED PARTY TRANSACTIONS

    Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include the purchase or sale of Receivables from or to affiliated companies, borrowing or lending money from or to affiliated companies, rental of office space, provision of administrative and data processing support, accounting and legal services. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 16" under Item 8. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully herein below.

    Summit, Old Standard and Old West obtain substantially all of their Receivable management and servicing support (except for commercial loan originations) from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In 2000, the Consolidated Group paid compensation to Metropolitan for Receivable acquisitions of approximately $111,000 and fees for servicing by Metwest of approximately $404,000. See "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 16" under
Item 8. Management believes that such Agreements are on terms at least as favorable as could be obtained from non-affiliated parties.

    Old Standard has entered into a reinsurance agreement with Western United, which became effective July 1, 1998 and remained in effect at September 30, 2000. Under this agreement, Western United reinsured with Old Standard 75% of the risk on 15 different annuity products and premium ceded during the fiscal years ended September 30, 1999 and 2000 was approximately $44.7 million and $27.4 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $2.3 million and $1.5 million during the fiscal year ended September 30, 1999 and 2000, respectively.

    This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower premium rates than management believes would have been available through direct sales. Under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice. It is expected that approximately $30 million will be ceded under this treaty during fiscal 2001. Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

    Summit has entered into Selling Agreements with MIS to provide for the sale of the Certificates and Preferred Stock pursuant to which MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. During the fiscal year ended September 30, 2000, Summit paid or accrued commissions to MIS in the amount of $355,739 for the sale of $9,183,528 of certificates and commissions of $812,913 upon the sale of $13,328,235 of preferred stock. During the fiscal year ended September 30, 2000, Summit also paid commissions to MIS in the amount of $203,916 on sales of preferred stock through an in-house trading list. MIS also maintains, on behalf of Summit, certain investor files and information pertaining to investments in Summit's certificates and preferred stock.

    MIS, a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal year ended September 30, 2000, Metropolitan paid commissions to MIS in the amount of $4,131,274, on sales of debt securities in the amount of $96,583,832. During the fiscal year ended September 30, 2000, Metropolitan paid commissions to MIS in the amounts of $365,209, on sales of preferred stock in the amount of $10,904,207. Additionally, in 2000, Metropolitan paid commissions to MIS in the amount of $220,739 on sales of preferred stock through an in-house trading list.

    Summit Property Development, Inc. has entered into an agreement with Metropolitan to provide property development services to Metropolitan for a fee. During the year ended September 30, 2000 the fee was approximately
$2.0 million. See "PROPERTY DEVELOPMENT SERVICES" under Item 1.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1). FINANCIAL STATEMENTS

    Included in Part II, Item 8 of this report:

    Report of Independent Accountants

    Consolidated Balance Sheets at September 30, 2000 and 1999

    Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998

    Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

(A) (2). FINANCIAL STATEMENTS SCHEDULES

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

(A) (3). EXHIBITS


             3.01           Articles of Incorporation of Summit (Incorporated by
                              Reference to Exhibit 3(a) to Registration No. 3-36775).

             3.02           Bylaws of Summit (Incorporated by Reference to Exhibit
                              3(b) to Registration No. 33-36775).

             4.01           Indenture dated as of May 25, 2000, between Summit and U.S.
                              Bank Trust National Association, Trustee (Incorporated by
                              Reference to Exhibit 4.01 to Registration No. 333-40074

             4.02           Indenture dated as of November 15, 1990 between Summit and
                              West One Bank, Idaho, N.A., Trustee (Incorporated by
                              Reference to Exhibit 4(a) to Registration No. 33-36775).

             4.03           Tri-Party Agreement dated as of April 24, 1996 between West
                              One Bank, First Trust and Summit, appointing First Trust
                              as successor Trustee (Incorporated by Reference to Exhibit
                              4(c) to Registration No. 333-19787).

             4.04           First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment
                              Certificates, Series B (Incorporated by Reference to
                              Exhibit 4(c) to Registration No. 33-36775).

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

             4.08           Statement of Rights, Designations and Preferences of
                              Variable Rate Cumulative Preferred Stock Series S-3
                              (Incorporated by Reference to Exhibit 4(d) to Amendment 3
                              to Registration No. 333-19787).

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

            21.01           Subsidiaries of Registrant (Incorporated by Reference to
                              Exhibit 21 to Summit's Annual Report on Form 10-K for
                              fiscal 1998).

            23.01           Consent of Experts.

           *27.01           Financial Data Schedule.

---------

*   Filed herewith

(B) REPORTS ON FORM 8-K

    Summit did not file any reports on Form 8-K for the fourth quarter of fiscal year 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SUMMIT SECURITIES, INC.

                                                       By:  /s/ TOM TURNER
                                                            -----------------------------------------
                                                            Tom Turner, PRESIDENT

Date: January 15, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                          DATE
               ---------                                  -----                          ----
/s/ TOM TURNER
-------------------------------          President and Director                    January 15, 2001
Tom Turner                                 (Principal Executive officer)

/s/ JULIE SHIFLETT
-------------------------------          Principal Financial Officer               January 15, 2001
Julie Shiflett                             and Principal Accounting Officer

/s/ PHILIP SANDIFUR
-------------------------------          Vice President and Director               January 15, 2001
Philip Sandifur

/s/ GREGORY STRATE
-------------------------------          Secretary, Treasurer and                  January 15, 2001
Gregory Strate                             Director

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

Report of Independent Accountants                             F-1

Consolidated Balance Sheets                                   F-2

Consolidated Statements of Income                             F-3

Consolidated Statements of Comprehensive Income               F-4

Consolidated Statements of Stockholders' Equity               F-5

Consolidated Statements of Cash Flows                         F-6

Notes to Consolidated Financial Statements                    F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Summit Securities, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Summit Securities, Inc. and its subsidiaries (the "Company") at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale in fiscal 1999.

                                              /s/ PricewaterhouseCoopers LLP

Spokane, Washington
December 28, 2000

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 1999

                                                                  2000           1999
                                                              ------------   ------------
ASSETS:
  Cash and cash equivalents                                   $ 24,228,881   $ 42,242,161
  Investments:
    Affiliated companies                                         4,522,425      4,522,425
    Trading securities, at market                               26,264,393     11,117,556
    Available-for-sale securities, at market                    71,101,180     76,474,251
    Held-to-maturity securities, at amortized cost               4,616,744      1,499,914
    Accrued interest on investments                              1,027,629      1,062,327
                                                              ------------   ------------
      Total cash and investments                               131,761,252    136,918,634
                                                              ------------   ------------
  Real estate contracts and mortgage notes receivable, net     172,549,875    109,683,515
  Other receivable investments, net                             33,586,783     31,157,832
  Real estate held for sale, net (including foreclosed real
    estate received in satisfaction of debt of $4,576,742
    and $2,447,739)                                              4,790,768      2,654,284
  Deferred costs, net                                           12,869,074     11,553,751
  Receivables from affiliates, net                                 366,940             --
  Deferred income taxes                                          1,138,648      1,100,986
  Income taxes receivable                                          989,257             --
  Other assets, net                                              1,272,989      2,046,957
                                                              ------------   ------------
      Total assets                                            $359,325,586   $295,115,959
                                                              ============   ============
LIABILITIES:
  Annuity reserves                                            $237,634,664   $201,331,111
  Investment certificates                                       70,435,014     71,806,904
  Debt payable                                                  18,206,343        279,792
  Accounts payable and accrued expenses                          3,220,151      1,722,984
  Payables to affiliates, net                                           --        151,077
  Income taxes payable                                                  --        719,136
                                                              ------------   ------------
      Total liabilities                                        329,496,172    276,011,004
                                                              ------------   ------------
Commitments and contingencies (Notes 4 and 8)
STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par (liquidation preference
    $28,981,610 and $15,574,690)                                 2,898,161      1,557,469
  Common stock, $10 par, 10,000 shares issued and
    outstanding                                                    100,000        100,000
  Additional paid-in capital                                    23,383,884     11,988,926
  Accumulated other comprehensive loss                          (5,007,025)    (1,938,750)
  Retained earnings                                              8,454,394      7,397,310
                                                              ------------   ------------
      Total stockholders' equity                                29,829,414     19,104,955
                                                              ------------   ------------
      Total liabilities and stockholders' equity              $359,325,586   $295,115,959
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
REVENUES:
  Annuity fees and charges                            $    235,511   $    147,184   $    148,958
  Interest on receivables                               16,920,593     12,879,126     11,364,705
  Earned discount on receivables                         4,302,232      3,907,961      3,437,133
  Other investment income                                9,015,774      7,389,363      2,025,530
  Dividends                                                236,744        207,670        214,354
  Real estate sales                                      6,519,781      4,391,709      5,424,221
  Fees, commissions, services and other income           8,444,884      4,464,279      4,845,280
  Gains (losses) on investments, net                     3,507,127       (227,953)       402,814
  Gains on sales of receivables, net                       395,134      3,209,597      2,102,552
                                                      ------------   ------------   ------------
      Total revenues                                    49,577,780     36,368,936     29,965,547
                                                      ------------   ------------   ------------
EXPENSES:
  Annuity benefits                                      11,907,780     10,645,585      6,953,757
  Interest expense                                       6,886,427      5,856,249      4,778,443
  Cost of real estate sold                               6,563,536      4,249,002      5,542,431
  Provision for losses on real estate assets             2,291,109      2,325,500      1,799,173
  Provision for losses on other assets                   1,215,047        170,000             --
  Salaries and employee benefits                         2,914,733      2,418,788      2,113,632
  Commissions to agents                                 11,203,916      6,073,818      4,776,826
  Other operating and underwriting expenses              2,574,206      3,110,799      2,351,914
  Less capitalized deferred costs, net of
    amortization                                        (1,523,485)    (1,825,063)    (1,418,690)
                                                      ------------   ------------   ------------
      Total expenses                                    44,033,269     33,024,678     26,897,486
                                                      ------------   ------------   ------------
Income before income taxes                               5,544,511      3,344,258      3,068,061
Income tax provision                                    (1,462,272)      (529,430)      (544,034)
                                                      ------------   ------------   ------------
Net income                                               4,082,239      2,814,828      2,524,027
Preferred stock dividends                               (2,025,155)      (838,356)      (498,533)
                                                      ------------   ------------   ------------
Income applicable to common stockholder               $  2,057,084   $  1,976,472   $  2,025,494
                                                      ============   ============   ============
Basic and diluted income per share applicable to
  common stockholder                                  $     205.71   $     197.65   $     202.55
                                                      ============   ============   ============
Weighted average number of shares of common stock
  outstanding                                               10,000         10,000         10,000
                                                      ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                             2000          1999          1998
                                                          -----------   -----------   ----------
Net income                                                $ 4,082,239   $ 2,814,828   $2,524,027
                                                          -----------   -----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS):
  Change in unrealized gains (losses) on investments       (4,649,338)   (3,076,521)      61,970
  Less deferred income tax provision (benefit)             (1,581,063)   (1,046,017)      21,070
                                                          -----------   -----------   ----------
  Net other comprehensive income (loss)                    (3,068,275)   (2,030,504)      40,900
                                                          -----------   -----------   ----------
Comprehensive income                                      $ 1,013,964   $   784,324   $2,564,927
                                                          ===========   ===========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                 ADDITIONAL    COMPREHENSIVE
                                         PREFERRED     COMMON      PAID-IN        INCOME        RETAINED
                                           STOCK       STOCK       CAPITAL        (LOSS)        EARNINGS        TOTAL
                                         ----------   --------   -----------   -------------   -----------   -----------
BALANCE, SEPTEMBER 30, 1997              $  538,169   $100,000   $ 3,326,007    $    50,854    $ 3,741,613   $ 7,756,643
  Net income                                                                                     2,524,027     2,524,027
  Cash dividends on common stock
    ($21.07 per share)                                                                            (210,700)     (210,700)
  Cash dividends on preferred stock
    (variable rate)                                                                               (498,533)     (498,533)
  Sale of variable rate preferred
    stock, net of offering costs
    (13,161 shares)                         131,612                1,114,424                                   1,246,036
  Redemption and retirement of
    preferred stock (391 shares)             (3,913)                 (34,827)                                    (38,740)
  Net change in unrealized gains on
    investment securities, net of
    income tax provision of $21,070                                                  40,900                       40,900
  Contingent purchase price of
    subsidiary previously purchased
    from related party                                                                            (135,569)     (135,569)
                                         ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 1998                 665,868    100,000     4,405,604         91,754      5,420,838    10,684,064
  Net income                                                                                     2,814,828     2,814,828
  Cash dividends on preferred stock
    (variable rate)                                                                               (838,356)     (838,356)
  Sale of variable rate preferred
    stock, net of offering costs
    (89,392 shares)                         893,915                7,601,578                                   8,495,493
  Redemption and retirement of
    preferred stock (231 shares)             (2,314)                 (18,256)                                    (20,570)
  Net change in unrealized gains on
    investment securities, net of
    income tax benefit of $1,046,017                                             (2,030,504)                  (2,030,504)
                                         ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 1999               1,557,469    100,000    11,988,926     (1,938,750)     7,397,310    19,104,955
  Net income                                                                                     4,082,239     4,082,239
  Cash dividends on common stock ($100
    per share)                                                                                  (1,000,000)   (1,000,000)
  Cash dividends on preferred stock
    (variable rate)                                                                             (2,025,155)   (2,025,155)
  Sale of variable rate preferred
    stock, net of offering costs
    (139,995 shares)                      1,399,950               11,928,285                                  13,328,235
  Redemption and retirement of
    preferred stock (5,926 shares)          (59,258)                (533,327)                                   (592,585)
  Net change in unrealized gains on
    investment securities, net of
    income tax benefit of $1,580,627                                             (3,068,275)                  (3,068,275)
                                         ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 2000              $2,898,161   $100,000   $23,383,884    $(5,007,025)   $ 8,454,394   $29,829,414
                                         ==========   ========   ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  4,082,239   $  2,814,828   $  2,524,027
  Adjustments to reconcile net income to net cash
    from operating activities:
    Acquisition of trading securities, net of
      maturities                                       (22,758,828)   (21,976,921)    (4,324,572)
    Proceeds from sales of trading securities           11,696,511             --        404,266
    Earned discount on receivables                      (4,302,232)    (3,907,961)    (3,437,133)
    Losses (gains) on investments, net                  (3,507,127)       227,953       (402,814)
    Gains on sales of receivables, net                    (395,134)    (3,209,597)    (2,102,552)
    Losses (gains) on sales of real estate                  43,755       (142,707)       118,210
    Provision for losses on real estate assets           2,291,109      2,325,500      1,799,173
    Provision for losses on other assets                 1,215,047        170,000             --
    Depreciation and amortization                        3,767,631      3,048,048      1,771,930
    Deferred income tax provision (benefit)              1,543,112     (1,469,079)        67,299
    Changes in assets and liabilities:
      Annuity reserves                                  11,659,707     10,489,478      6,912,825
      Compound and accrued interest on investment
        certificates and debt payable                    1,049,638      1,089,550        701,060
      Accrued interest on real estate contracts and
        mortgage notes receivable                         (720,893)        69,864       (731,102)
      Deferred cost, net                                (4,393,485)    (4,190,063)    (2,613,690)
      Receivables from/payables to affiliates, net        (518,017)    11,136,882    (10,115,280)
      Other, net                                            45,546         63,470        542,789
                                                      ------------   ------------   ------------
        Net cash from (used by) operating activities       798,579     (3,460,755)    (8,885,564)
                                                      ------------   ------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sales of available-for-sale
    investments                                         14,612,748     12,030,278             --
  Proceeds from maturities of available-for-sale
    investments                                                 --       2,167,51       8681,837
  Purchase of available-for-sale investments           (21,888,627)   (71,809,272)            --
  Proceeds from maturities of held-to-maturity
    investments                                          7,652,867      1,500,000      6,250,000
  Purchase of held-to-maturity investments              (3,105,250)      (999,844)    (1,006,719)
  Principal payments on real estate contracts and
    mortgage notes receivable investments               66,760,821     35,660,396     24,551,579
  Proceeds from sale of real estate contracts and
    mortgage notes receivable                            9,703,506     70,695,666     22,706,575
  Purchases and originations of real estate
    contracts and mortgage notes receivable           (131,033,562)   (92,652,050)   (55,586,826)
  Proceeds from sales of other receivable
    investments                                          1,700,843     16,701,962     10,854,452
  Purchase of other receivable investments              (6,971,812)   (19,476,444)   (21,400,127)
  Proceeds from real estate sales                        6,519,781      3,884,725      2,390,392
  Additions to real estate held for sale                (1,071,894)    (1,901,175)    (3,391,584)
                                                      ------------   ------------   ------------
        Net cash used by investing activities         $(57,120,579)  $(44,198,240)  $(13,950,421)
                                                      ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Receipts from annuity products                      $ 43,308,627   $ 29,545,967   $ 14,432,732
  Withdrawals from annuity products                    (27,259,295)   (14,610,355)   (12,908,370)
  Reinsurance of annuity products to reinsurers, net     8,594,516     39,543,618     22,585,528
  Proceeds from issuance of investment certificates      9,183,528     25,798,321     14,168,688
  Increase in other debt borrowings                      7,017,788             --             --
  Repayments of investment certificates                (11,605,055)   (10,975,060)    (9,382,646)
  Repayments to banks and others                            (5,676)       (33,178)       (33,123)
  Debt issuance costs                                     (636,208)    (1,172,915)      (682,228)
  Contingent purchase price paid on subsidiary
    purchased from related party                                --             --       (135,569)
  Issuance of preferred stock                           13,328,235      8,495,493      1,246,036
  Redemption and retirement of preferred stock            (592,585)       (20,570)       (38,740)
  Cash dividends                                        (3,025,155)      (838,356)      (709,233)
                                                      ------------   ------------   ------------
      Net cash from financing activities                38,308,720     75,732,965     28,543,075
                                                      ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents   (18,013,280)    28,073,970      5,707,090
Cash and cash equivalents, beginning of year            42,242,161     14,168,191      8,461,101
                                                      ------------   ------------   ------------
Cash and cash equivalents, end of year                $ 24,228,881   $ 42,242,161   $ 14,168,191
                                                      ============   ============   ============
See note 14 for supplemental cash flow information.

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

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

    The Company engages, nationwide, in the business of acquiring, originating, holding and selling receivables. These receivables include residential real estate contracts and mortgage notes and commercial loans that are collateralized by first position liens on real estate. The Company also invests in receivables consisting of real estate contracts and mortgage notes collateralized by second and lower position liens, structured settlements, annuities, lottery prizes, equipment leases and other investments. The acquired receivables collateralized by real estate are typically non-conventional because they were either financed by the sellers of the properties involved or they were originated by institutional lenders who specialize in borrowers with impaired credit or non-conventional properties. The Company also originates both construction and commercial real estate loans. In addition to receivables, the Company invests in U.S. Treasury obligations, corporate bonds, equity securities and other securities.

    In addition to its real estate receivable activities, the Company acts as a securities broker/dealer and provides real estate property development services.

    The Company invests in receivables and securities using funds generated from receivable cash flows, the sale of annuities, the sale or securitization of receivables, the sale of investment certificates and preferred stock, secured borrowings and securities portfolio earnings.

    Metropolitan and its subsidiaries provide services to the Company for a fee and engage in various business transactions with the Company (see Note 16).

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

    On May 31, 1995, the Company consummated an agreement with Metropolitan, whereby it acquired OSL effective May 31, 1995, for $2,722,000, which approximated the historical cost basis of OSL at date of purchase, with future contingency payments equal to 20% of statutory income prior to the accrual of income taxes for the fiscal years ending December 31, 1995, 1996 and 1997. Future contingency payments of $135,569 were made during the year ended September 30,1998 and were accounted for as dividends. The initial purchase price plus estimated future contingency payments approximated the appraised valuation of OSL. The acquisition was recorded as a purchase. However, due to the common control of

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

Metropolitan and the Company, the historical cost bases of assets and liabilities of OSL were recorded by the Company.

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

    AVAILABLE-FOR-SALE SECURITIES: Available-for-sale securities, consisting primarily of government-backed securities and mortgage- and asset-backed securities are carried at quoted and estimated market values. Unrealized gains and losses are presented as accumulated other comprehensive income
    (loss), net of related deferred income taxes. Included in equity securities is restricted equity securities representing the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was $617,100 and $404,700 at September 30, 2000 and 1999, respectively.

    HELD-TO-MATURITY SECURITIES: Held-to-maturity securities, consisting primarily of government-backed securities and corporate bonds having fixed maturities, are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

    The Company initially records residual interests from securitization transactions at their allocated cost based upon the present value of the interest in the cash flows retained by the Company after considering various economic factors, including interest rates, collateral value and estimates of the value of future cash flows using expected loss and prepayment assumptions, discounted at a market yield. The fair value of these securities is determined based on interest rates, actual prepayment rates, collateral value and expanded default rates experienced by the securities.

    In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

    Gains or losses on sales are recognized utilizing the aggregation method for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale. Deferred net discounts and capitalized acquisition costs are recognized at the time the related receivables are sold to third-party investors or securitized through transfer to a trust.

    Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of the SFAS No. 125". SFAS No. 125 provides accounting and reporting standards based on a consistent application of a FINANCIAL-COMPONENTS APPROACH that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The application of the provisions of SFAS No. 125 did not have a material effect on the Company's financial condition, results of operations or cash flows. On September 29, 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" (SFAS

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

140). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

  ALLOWANCES FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

    The established allowances for losses on real estate contracts and mortgage notes receivable include amounts for estimated probable losses on receivables.

    The Company establishes allowances, based on prior delinquency, foreclosure and loss experience. Allowances for losses are based on the net carrying values of the receivables, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure, unless the principal and accrued interest on the receivables exceed the fair value of the collateral, net of estimated selling costs. The Company obtains new or updated appraisals on collateral for appropriate delinquent receivables, and adjusts the allowance for losses, as necessary, such that the net carrying value does not exceed net realizable value.

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

  GUARANTY FUND ASSESSMENTS

    The Company's life insurance subsidiaries are subject to insurance guaranty laws in the states in which they write premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 2000 and 1999, the Company has accrued a liability for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

    Effective October 1, 1999, the Company adopted the provisions of Statement of Position 97-3, ACCOUNTING BY INSURANCE AND OTHER ENTERPRISES FOR INSURANCE-RELATED ASSESSMENTS ("SOP 97-3"). SOP 97-3 applies to all entities that are subject to guaranty fund and other insurance-related assessments. Assessments covered by this SOP include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities (including self-insurance), except for income taxes and premium taxes. The application of SOP 97-3 did not have a material effect on the Company's consolidated financial statements.

  INCOME TAXES

    The Company accounts for income taxes using the liability method, which requires that deferred tax assets and liabilities be determined based on the expected future income tax consequences of events that have been recognized in the financial statements. Deferred tax assets and liabilities are recognized based on the temporary differences between the financial statement carrying amounts and tax bases of assets and

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

    The Company is included in the consolidated income tax return with National Summit Corp., its parent. The Company is allocated a current and deferred tax provision from National Summit Corp. as if the Company filed a separate tax return.

  INCOME PER SHARE

    Income per share--basic is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding during the period. Income per share--diluted is computed by dividing income applicable to common stockholder by the weighted-average number of common shares outstanding increased by the additional common shares that would have been outstanding if potentially dilutive common shares had been issued. There were no potentially dilutive common shares outstanding during any of the three years in the period ended September 30, 2000.

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

    Reclassification adjustments, representing the net gains (losses) on available-for-sale securities that were realized during the period, net of related deferred income taxes, were as follows:

                          YEAR ENDED
                         SEPTEMBER 30,
                         -------------
                           2000                                $ (350,332)
                           1999                                     5,830
                           1998                                        --

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    At September 30, 2000, the Company was not a party to any derivative financial instruments.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Company's consolidated financial statements. As part of implementing SFAS 133 on October 1, 2000, the Company reclassified approximately $4.6 million of investments from held-to-maturity to available-for-sale.

  INTEREST RATE RISK

    The results of operations of the Company may be materially and adversely affected by changes in prevailing economic conditions, including rapid changes in interest rates. The Company's financial assets (primarily real estate contracts and mortgage notes receivable, other receivables and investment securities) and liabilities (primarily annuity contracts and investment certificates) are subject to interest rate risk. In the year ending
September 30, 2001, approximately $168,653,000 of the Company's financial assets will reprice or mature as compared to approximately $159,522,000 of its financial liabilities, resulting in a mismatch of approximately $9,131,000. This structure is beneficial in periods of rising interest rates; however, it may result in declining net interest income during periods of declining interest rates. Of the financial liabilities scheduled to reprice or mature, approximately 84% are annuity contracts which are subject to surrender charges. Management is aware of the sources of interest rate risk and endeavors to actively monitor and manage its interest rate risk, although there can be no assurance regarding the management of interest rate risk in future periods.

  OFF-BALANCE-SHEET INSTRUMENTS

    The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred.

  ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  RECLASSIFICATIONS

    Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

  RECENT ACCOUNTING PRONOUNCEMENTS

    In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Consolidated Group is required to adopt SAB 101 by July 1, 2001. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

    During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Company determines whether a decline in fair value of its investment is other than temporary. The Company must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in equity as other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

2.  INVESTMENTS IN AFFILIATED COMPANIES

    At September 30, 2000 and 1999, investments in affiliated companies consisted of:

                                                                 COST AND
                                                              CARRYING VALUE
                                               NUMBER     -----------------------
              TYPES OF SHARES                 OF SHARES      2000         1999
              ---------------                 ---------   ----------   ----------
Metropolitan Mortgage & Securities
  Co., Inc.:
  Class A common............................         9    $  420,205   $  420,205
  Preferred
    Series C................................   116,094     1,160,942    1,160,942
    Series D................................    24,328       243,278      243,278
    Series E-1..............................   105,800     1,058,000    1,058,000
    Series E-4..............................     1,400       140,000      140,000
Consumers Group Holding Co., Inc.:
  Common....................................        19     1,500,000    1,500,000
                                                          ----------   ----------
                                                          $4,522,425   $4,522,425
                                                          ==========   ==========

    Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 2000 and 1999, no Class B common stock was outstanding. At September 30, 2000 and 1999, the 9 shares of stock the Company owned represented 9.28% and 7.15%, respectively, of Metropolitan's outstanding Class A common stock. Metropolitan had total consolidated assets of approximately $1.1 billion at September 30, 2000.

    The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 2000, the preferred Series C, D and E-1 had dividend rates of 7.1%. The preferred Series E-4 had a dividend rate of 7.6%. Neither the common or preferred shares are traded

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES in a public market. At September 30, 2000 and 1999, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc. The Company acquired the stock investment in April 1996 in a cash purchase from C. Paul Sandifur, Jr. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. Consumers Group Holding Co., Inc. owns approximately 75.5% of Western United Life Insurance Company ("Western"), a life insurer domiciled in the state of Washington. Western had total assets of approximately $919 million at September 30, 2000.

3.  INVESTMENTS

    A summary of carrying and estimated market values of investments at September 30, 2000 and 1999 is as follows:

                                                                     2000
                                          ----------------------------------------------------------
                                                          GROSS         GROSS          ESTIMATED
                                           AMORTIZED    UNREALIZED   UNREALIZED      MARKET VALUES
                TRADING                      COSTS        GAINS        LOSSES      (CARRYING VALUES)
                -------                   -----------   ----------   -----------   -----------------
Mortgage- and asset- backed
  securities............................  $15,912,857   $  134,611   $  (834,214)   $    15,213,254
Equity securities.......................    6,259,952    5,091,731      (300,544)        11,051,139
                                          -----------   ----------   -----------    ---------------
Totals..................................  $22,172,809   $5,226,342   $(1,134,758)   $    26,264,393
                                          ===========   ==========   ===========    ===============

                                                         GROSS         GROSS           ESTIMATED
                                         AMORTIZED     UNREALIZED    UNREALIZED      MARKET VALUES
          AVAILABLE-FOR-SALE               COSTS         GAINS         LOSSES      (CARRYING VALUES)
          ------------------            ------------   ----------   ------------   -----------------
U.S. Government bonds.................  $  1,508,109   $    4,968   $     (2,530)   $     1,510,547
Mortgage- and asset- backed
  securities..........................    76,296,008      271,283     (7,795,558)        68,771,733
                                        ------------   ----------   ------------    ---------------
Total fixed maturities................    77,804,117      276,251     (7,798,088)        70,282,280
Equity securities.....................       883,900       35,000       (100,000)           818,900
                                        ------------   ----------   ------------    ---------------
                                        $ 78,688,017   $  311,251   $ (7,898,088)   $    71,101,180
                                        ============   ==========   ============    ===============

                                         AMORTIZED         GROSS         GROSS
                                      COSTS (CARRYING    UNREALIZED   UNREALIZED      ESTIMATED
          HELD-TO-MATURITY                VALUES)          GAINS        LOSSES      MARKET VALUES
          ----------------            ----------------   ----------   -----------   --------------
U.S. Government bonds...............  $      4,616,744   $   67,267   $    (4,964)  $    4,679,047
                                      ================   ==========   ===========   ==============

                                                                  1999
                                      ------------------------------------------------------------
                                                       GROSS         GROSS          ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED      MARKET VALUES
              TRADING                    COSTS         GAINS        LOSSES      (CARRYING VALUES)
              -------                 -----------   -----------   -----------   ------------------
Mortgage- and asset- backed
  securities........................  $11,260,360   $        --   $  (142,804)  $       11,117,556
                                      ===========   ===========   ===========   ==================

                                                       GROSS         GROSS          ESTIMATED
                                       AMORTIZED     UNREALIZED   UNREALIZED      MARKET VALUES
         AVAILABLE-FOR-SALE              COSTS         GAINS        LOSSES      (CARRYING VALUES)
         ------------------           ------------   ----------   -----------   ------------------
U.S. Government bonds...............  $  4,499,271   $   25,569   $    (3,590)  $        4,521,250
Mortgage- and asset- backed
  securities........................    74,509,379                 (2,961,078)          71,548,301
                                      ------------   ----------   -----------   ------------------
Total fixed maturities..............    79,008,650       25,569    (2,964,668)          76,069,551
Equity securities...................       403,100        1,600            --              404,700
                                      ------------   ----------   -----------   ------------------
                                      $ 79,411,750   $   27,169   $(2,964,668)  $       76,474,251
                                      ============   ==========   ===========   ==================

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                               AMORTIZED         GROSS         GROSS
                                                 COSTS         UNREALIZED   UNREALIZED      ESTIMATED
            HELD-TO-MATURITY               (CARRYING VALUES)     GAINS        LOSSES      MARKET VALUES
            ----------------               -----------------   ----------   -----------   -------------
U.S. Government bonds....................      $1,499,914      $    4,852   $        --     $1,504,766
                                               ==========      ==========   ===========     ==========

    The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than three months was approximately $2,000,000 at September 30, 2000.

    Proceeds from sales of available-for-sale securities during the year ended September 30, 2000 were $14,612,748, which resulted in gross realized losses of $530,806. Proceeds from sales of available-for-sale securities during the year ended September 30, 1999 were $12,030,278, which resulted in gross gains and losses of $71,624 and $62,790, respectively.

    The change in net unrealized gains (losses) on trading securities, recorded in the statements of income, were $4,234,388, $(600,029) and $372,225 during the years ended September 30, 2000, 1999 and 1998, respectively.

    The activity related to certain mortgage-backed securities, which represent the Company's residual interests from securitization transactions, for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                            2000          1999          1998
                                         -----------   -----------   -----------
Carrying value, beginning of year......  $ 2,855,332   $ 1,252,860   $   836,524
Securities resecuritized...............           --    (1,312,258)           --
Securities retained or purchased.......    1,196,701     2,677,686            --
Remittances............................           --       (54,582)      (24,548)
Investment income......................      391,674       319,136       165,884
Fair market value adjustments..........   (1,390,692)      (27,510)      275,000
                                         -----------   -----------   -----------
Carrying value, end of year............  $ 3,053,015   $ 2,855,332   $ 1,252,860
                                         ===========   ===========   ===========

    The Company is not aware of an active market for the purchase or sale of residuals and, accordingly, the Company determines the estimated fair value of the residuals by discounting the expected cash flows using a discount rate commensurate with the risks involved. When determining the expected cash flow, the Company must estimate the future rates of prepayments, defaults, and default loss severity (the loss realized upon liquidation of collateral from repossessed loans) as they affect the amount and timing of the estimated cash flows. During the year ended September 30, 2000, the Company adjusted its assumptions based on the actual historical performance and expectations of future performance of the loan pools. The assumptions used for valuing the residual certificates as of September 30, 2000 were as follows:

Prepayment rates.....................................     13.5%          --        15%
Default rate.........................................      0.9%          --       3.0%
Loss severity........................................       35%          --        42%
Discount rate........................................                              12%

    The Company may experience changes in the fair value of its residuals, which are recorded at estimated fair value and accounted for as "available-for-sale" securities. Changes in the fair value of residuals are excluded from earnings and reported as a separate component of stockholders' equity. Other than temporary declines in the fair value of residuals are charged to operations. During the

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES year ended September 30, 2000, the Company recorded pre-tax valuation adjustments of $1.4 million. The Company will continue to periodically assess the assumptions used in valuing the cash flows and the related carrying value of its residuals and subordinated securities.

    Although the Company believes it has made reasonable estimates of the fair value of the residuals likely to be realized, the rate of prepayments and the amount of defaults utilized by the Company are estimates and actual experience may vary. Higher than anticipated rates of loan prepayments or losses would require the Company to reduce the fair value of the residual interests.

    During the year ended September 30, 1999, the Company participated in a resecuritization of certain of its residual interests with Metropolitan. The carrying value of the residual interests that were contributed by the Company was $1,312,258. The residual interests were restructured and a class was created and assigned a credit rating. This class was sold to Western at estimated fair value.

    During the year ended September 30, 1999, in accordance with Statement of Financial Accounting Standards No. 134, the Company reclassified trading securities with a carrying value of approximately $16.7 million to the available-for-sale classification. The reclassified securities were consistently carried at estimated fair value. However, subsequent changes in estimated fair value are recorded as a component of other comprehensive income (loss) rather than being recognized in operations.

    The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 2000 and 1999 were in excess of ten percent of stockholders' equity:

                                                               AGGREGATE
                                                               CARRYING
ISSUER                                                          AMOUNT
------                                                        -----------
2000:
  Mortgage- and asset-backed securities:
    Metropolitan Asset Funding, Inc.........................  $35,046,210
    GreenTree Home Improvement..............................   15,982,906
    Contimortgage Home Equity...............................    5,555,200
    Merrill Lynch Mortgage..................................    4,411,500
    Metropolitan Trust......................................    4,129,828
    Country Wide............................................    3,825,000
  Oakwood Mortgage Investors Inc............................    3,642,600
    Koyah Leverage Partners, LLP............................    4,564,797

1999:
  Mortgage- and asset-backed securities:
    Metropolitan Asset Funding, Inc.........................  $24,888,456
    GreenTree Home Improvement..............................   18,467,823
    Country Wide............................................    7,493,750
    Contimortgage Home Equity...............................    7,360,313
    Merrill Lynch Mortgage..................................    4,688,086
    Metropolitan Trust......................................    4,448,736
    Oakwood Mortgage Investors Inc..........................    3,594,375
    Amresco Residential Securities..........................    2,828,438
    Select Asset Funding, Inc...............................    2,488,446

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    The amortized costs and estimated market values of available-for-sale and held-to-maturity debt securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      ESTIMATED
                                                                        AMORTIZED      MARKET
                                                                          COST          VALUE
                                                                       -----------   -----------
         AVAILABLE-FOR-SALE SECURITIES
           Due in one year or less...................................  $   499,952   $   497,422
           Due after one year through five years.....................    1,008,157     1,013,125
           Mortgage- and asset-backed securities.....................   76,296,008    68,771,733
                                                                       -----------   -----------
                                                                       $77,804,117   $70,282,280
                                                                       ===========   ===========

         HELD-TO-MATURITY SECURITIES
           Due after one year through five years.....................  $ 4,616,744   $ 4,679,047

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

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

    The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 2000 and 1999.

                                                     2000            1999
                                                 -------------   -------------
Face value of discounted receivables...........  $  23,469,937   $  63,704,841
Face value of originated and nondiscounted
  receivables..................................    171,794,943      58,168,931
Undisbursed portion of originated commercial
  loans........................................     (9,368,972)     (7,757,241)
Unrealized discounts, net of unamortized
  acquisition costs............................     (7,257,483)     (2,138,142)
Deferred fees on commercial loans..............     (1,041,660)       (503,717)
Allowance for losses...........................     (5,363,345)     (3,082,918)
Accrued interest receivable....................        316,455       1,291,761
                                                 -------------   -------------
Carrying value.................................  $ 172,549,875   $ 109,683,515
                                                 =============   =============

    At September 30, 2000, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $182,000,000 (98%) and second position or lower liens of approximately $3,900,000 (2%).

    The originated receivables are collateralized primarily by first position liens and result from loans originated by the Company on commercial real estate and loans to facilitate the sale of its repossessed property.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable at September 30, 2000 and 1999 are collateralized by property concentrated in the following geographic regions:

                                                                2000       1999
                                                              --------   --------
Pacific Northwest (Washington, Oregon, Idaho, Montana and
  Alaska)...................................................      22%        30%
Pacific Southwest (California, Arizona and Nevada)..........      21         27
Pacific Islands (Hawaii)....................................      31         21
Mountain (Colorado, Utah and Wyoming).......................      10          8
North Atlantic (New York, Connecticut, Massachusetts, New
  Jersey and Pennsylvania)..................................       7          6
Southwest (Texas, New Mexico and Louisiana).................       2          4
Southeast (Georgia, Florida, North Carolina and South
  Carolina).................................................       3          3
Other.......................................................       4          1
                                                                ----       ----
                                                                 100%       100%
                                                                ====       ====

    The value of real estate properties in these geographic regions will be affected by changes in the economic environment of that region. It is reasonably possible that these values could change in the near term, which would affect the Company's estimate of its allowance for losses associated with these receivables.

    The face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 2000 and 1999 are grouped by the following dollar ranges:

                                                       2000           1999
                                                   ------------   ------------
Under $15,001....................................  $  7,056,733   $  7,765,316
$15,001 to $40,000...............................     5,250,393      8,665,041
$40,001 to $80,000...............................     7,346,245     11,560,714
$80,001 to $150,000..............................     4,778,221      6,951,488
Greater than $150,000............................   161,464,316     79,173,972
                                                   ------------   ------------
                                                   $185,895,908   $114,116,531
                                                   ============   ============

    Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 2000 and 1999 are as follows:

                                                       2000           1999
                                                   ------------   ------------
Less than 8.00%..................................  $ 23,257,056   $  6,780,962
8.00% to 8.99%...................................     5,822,483      8,955,657
9.00% to 9.99%...................................     7,341,315      9,993,742
10.00% to 10.99%.................................     7,763,757     12,082,025
11.00% to 11.99%.................................       356,517        930,240
12.00% to 12.99%.................................    79,274,310     53,877,729
13.00% or higher.................................    62,080,470     21,496,176
                                                   ------------   ------------
                                                   $185,895,908   $114,116,531
                                                   ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    The weighted-average contractual interest rate on these receivables at September 30, 2000 and 1999 is approximately 12.4% and 11.8%, respectively. Maturity dates range from 2000 to 2030.

    The following is an analysis of the allowance for losses on real estate contracts and mortgage notes receivable.

                                                      SEPTEMBER 30,
                                          -------------------------------------
                                             2000          1999         1998
                                          -----------   ----------   ----------
Beginning balance.......................  $ 3,082,918   $1,843,055   $1,153,278
Provisions for losses...................    2,721,039    1,507,953    1,243,044
Charge-offs.............................     (440,612)    (268,090)    (553,267)
                                          -----------   ----------   ----------
Ending balance..........................  $ 5,363,345   $3,082,918   $1,843,055
                                          ===========   ==========   ==========

    The Company establishes an allowance for expected losses on real estate assets and periodically evaluates its reserves to determine their adequacy. During the year ended September 30, 2000, the Company adjusted its loss reserve assumptions based on historical experience. The increase in loss provisions reflects the changes in reserve assumptions.

    The principal amount of receivables with required principal or interest payments being in arrears for more than three months was approximately $12,218,000 and $7,747,000 at September 30, 2000 and 1999, respectively.

    Aggregate amounts of receivable, by maturity date, at their face value are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
 2001............................  $ 40,706,020
  2002...........................    47,279,654
  2003...........................    25,048,177
  2004...........................     5,510,828
  2005...........................    46,201,128
  Thereafter.....................    21,150,101
                                   ------------
                                   $185,895,908
                                   ============

    Actual repayments of receivables will likely differ from contractual amounts due to prepayments.

    The Company entered into securitization transactions during the years ended September 30, 1999 and 1998. The Company participates in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. These receivables are structured in classes by credit rating and transferred to a trust, which sells mortgage-backed securities to third parties. These securitizations are recorded as sales of receivables, and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold. The Company did not participate in any securitizations during the year ended September 30, 2000.

    During the years ended September 30, 1999 and 1998, proceeds from securitization transactions were approximately $12,331,000 and $22,707,000 and resulted in gains of approximately $934,500 and $1,400,500, respectively. The gains realized during the years ended September 30, 1999 and 1998 included approximately $77,800 and $150,100, respectively, associated with the estimated fair value of the mortgage servicing rights retained on the pools. The fair value of these rights was determined based on the estimated

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES present value of future net servicing cash flows, including float interest and late fees, adjusted for anticipated prepayments. The servicing rights associated with the securitization transactions were subsequently sold to an affiliated entity at the Company's carrying value.

    The Company has retained, or purchased from Metropolitan, an interest in certain subordinate and residual classes of the securitized receivables which had a fair value of $43,824,506 and $31,825,639 at September 30, 2000 and 1999,
respectively.

5.  OTHER RECEIVABLE INVESTMENTS

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

    These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 2000 and 1999 was approximately 10.05% and 9.8%, respectively. Contractual maturities range from 2001 to 2035.

    The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 2000 and 1999.

                                                     2000            1999
                                                 -------------   -------------
Face value of receivables......................  $  52,360,666   $  41,621,202
Unrealized discounts, net of unamortized
  acquisition costs............................    (17,624,586)    (10,463,370)
Allowance for losses...........................     (1,149,297)             --
                                                 -------------   -------------
                                                 $  33,586,783   $  31,157,832
                                                 =============   =============

    During the year ended September 30, 2000, the Company established a loss reserve on its investments in annuity and structured settlement cashflows as the industry has recently focused on State and Federal collection laws and their applicability to delinquent annuity and structured settlement payments. Additionally, during the year ended September 2000, the Company established a reserve against a participation in finance leases purchased from an affiliate.

    The following is an analysis of the allowance for losses on other receivable investments for the year ended September 30, 2000.

Beginning balance...........................................  $       --
  Provisions for losses.....................................   1,165,047
  Charge-offs...............................................     (15,750)
                                                              ----------
Ending balance..............................................  $1,149,297
                                                              ==========

    The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2000 and September 30, 1999 were $2,738,993 and $2,140,202 respectively.

    During the years ended September 30, 2000, 1999 and 1998, the Company sold or securitized otherreceivables with a carrying value of approximately $1,644,680, $16,153,000 and $10,879,000,

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES respectively, without recourse and recognized gains of approximately $56,164, $549,000 and $702,000, respectively.

    The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 2000 and 1999.

                                    AGGREGATE
                                    CARRYING
             ISSUER                  AMOUNT
             ------                -----------
2000:
  Texas State Agency.............  $ 3,172,889

1999:
  Texas State Agency.............  $ 3,392,106
  Massachusetts State Agency.....    2,732,654
  Met Lottery Trust 97LA.........    2,280,101

    Aggregate amounts of contractual maturities of other receivables at their face amounts are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
 2001............................  $  6,352,332
  2002...........................     5,646,004
  2003...........................     7,490,808
  2004...........................     7,368,874
  2005...........................     4,958,574
  Thereafter.....................    20,544,074
                                   ------------
                                   $ 52,360,666
                                   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

6.  DEFERRED COSTS

    An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                           ANNUITY      INVESTMENT
                                         ACQUISITION   CERTIFICATES      TOTAL
                                         -----------   ------------   -----------
BALANCE, SEPTEMBER 30, 1997............  $ 6,504,034    $1,130,665    $ 7,634,699
  Deferred during the period:
    Commissions........................    1,991,890       433,515      2,425,405
    Other expense......................      621,800       248,713        870,513
                                         -----------    ----------    -----------
  Total deferred costs.................    9,117,724     1,812,893     10,930,617
  Amortization during the period.......   (1,195,000)     (542,119)    (1,737,119)
                                         -----------    ----------    -----------

BALANCE, SEPTEMBER 30, 1998............    7,922,724     1,270,774      9,193,498
  Deferred during the period:
    Commissions........................    3,246,855       860,638      4,107,493
    Other expense......................      943,208       312,277      1,255,485
                                         -----------    ----------    -----------
  Total deferred costs.................   12,112,787     2,443,689     14,556,476
  Amortization during the period.......   (2,365,000)     (637,725)    (3,002,725)
                                         -----------    ----------    -----------

BALANCE, SEPTEMBER 30, 1999............    9,747,787     1,805,964     11,553,751
  Deferred during the period:
    Commissions........................    3,410,484       313,734      3,724,218
    Other expense......................      983,001       323,089      1,306,090
                                         -----------    ----------    -----------
  Total deferred costs.................   14,141,272     2,442,787     16,584,059
  Amortization during the period.......   (2,870,000)     (844,985)    (3,714,985)
                                         -----------    ----------    -----------

BALANCE, SEPTEMBER 30, 2000............  $11,271,272    $1,597,802    $12,869,074
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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from 4.7% to 7.9% during the year ended September 30, 2000, 4.7% to 7.9% during the year ended September 30, 1999 and 4.7% to 8.1% during the year ended September 30, 1998.

    OSL reinsures certain single premium deferred annuity contracts underwritten by Western. The following is a summary of reinsurance transactions assumed from Western as of and for the years ended September 30, 2000, 1999 and 1998:

                                                     ASSUMED FROM
                                     DIRECT AMOUNT     WESTERN         TOTAL
                                     -------------   ------------   ------------
BALANCE, SEPTEMBER 30, 2000:
  Premium and annuity
    considerations.................  $ 49,424,210    $ 27,434,956   $ 76,859,166
                                     ============    ============   ============
  Annuity benefits.................  $ 33,484,357    $ 18,743,525   $ 52,227,882
                                     ============    ============   ============
  Annuity reserves.................  $126,417,219    $111,217,445   $237,634,664
                                     ============    ============   ============

BALANCE, SEPTEMBER 30, 1999:
  Premium and annuity
    considerations.................  $ 29,545,967    $ 44,746,374   $ 74,292,341
                                     ============    ============   ============
  Annuity benefits.................  $  5,596,592    $  5,048,993   $ 10,645,585
                                     ============    ============   ============
  Annuity reserves.................  $104,098,458    $ 97,232,653   $201,331,111
                                     ============    ============   ============

BALANCE, SEPTEMBER 30, 1998:
  Premium and annuity
    considerations.................  $ 14,432,732    $ 25,448,538   $ 39,881,270
                                     ============    ============   ============
  Annuity benefits.................  $  5,110,866    $  1,842,891   $  6,953,757
                                     ============    ============   ============
  Annuity reserves.................  $ 83,575,177    $ 52,787,226   $136,362,403
                                     ============    ============   ============

8.  GUARANTY FUND ASSESSMENTS

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

    The net amount expensed (recaptured) by the Company's life insurance subsidiaries for guaranty fund assessments and amounts estimated to be assessed for the years ended September 30, 2000, 1999 and 1998 were ($263,000), $270,000 and $119,000, respectively. The Company's estimate of these liabilities is based upon updated information from the National Organization of Life and Health Insurance Guaranty Associations regarding insolvencies occurring during the years 1990 through 1998. These estimates are subject to future revisions based upon the ultimate resolution of the insolvencies and resultant losses. As a result of these uncertainties, the Company's estimate of future assessments could change in the near term. The Company does not believe that the amount of future assessments associated with known insolvencies after 1998 will be material to its financial condition or results of operations. At September 30, 2000 and 1999, an estimated future guaranty fund assessment of approximately $387,000 and $650,000, respectively, has been recorded.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

9.  INVESTMENT CERTIFICATES

    The Company has registered $50,000,000 of Investment Certificates, Series B, of which a face amount of approximately $44,561,000 was unissued at September 30, 2000. This current registration expires on January 31, 2001. At September 30, 2000 and 1999, investment certificates consist of:

               ANNUAL INTEREST RATES                    2000          1999
               ---------------------                 -----------   -----------
6% to 7%...........................................  $ 1,818,000   $ 4,072,401
7% to 8%...........................................    3,427,000     2,054,097
8% to 9%...........................................   42,289,000    43,862,739
9% to 10%..........................................   14,360,000    14,321,558
10% to 11%.........................................      191,000       193,333
                                                     -----------   -----------
                                                      62,085,000    64,504,128
Compound and accrued interest......................    8,350,014     7,302,776
                                                     -----------   -----------
                                                     $70,435,014   $71,806,904
                                                     ===========   ===========

    The weighted average interest rate on outstanding investment certificates was approximately 8.4% at September 30, 2000 and 1999.

    Investment certificates (including principal and compound and accrued interest) mature as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
 2001.......................................................  $ 14,530,014
  2002......................................................     9,026,000
  2003......................................................    10,335,000
  2004......................................................    17,081,000
  2005......................................................    10,675,000
  Thereafter................................................     8,788,000
                                                              ------------
                                                              $ 70,435,014
                                                              ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

10.  DEBT PAYABLE

    At September 30, 2000 and 1999, debt payable consists of:

                                                          2000         1999
                                                       -----------   --------
Real estate contracts and mortgage notes payable,
  interest rates ranging from 5.25% to 8.0%, due in
  installments through 2020, collateralized by senior
  liens on certain of the Company's real estate
  contracts, mortgage notes receivable and real
  estate held for sale...............................  $   287,288   $279,195

Notes payable to Federal Home Loan Bank of Seattle
  (FHLB), interest rates 6.95% and 7.06%, due
  11/21/2000 and 12/15/2000, collateralized by
  $26,800,000 of mortgage-backed securities..........    7,000,000         --

Note payable to Metropolitan Mortgage & Securities
  Co., Inc., interest at 10% per annum, due in annual
  installments through 9/30/2011, collateralized by
  other receivable investments with a face value of
  $20,198,000 and a carrying value of $13,610,000....   10,900,800         --

Accrued interest payable.............................       18,255        597
                                                       -----------   --------
                                                       $18,206,343   $279,792
                                                       ===========   ========

    Aggregate amounts of principal and accrued interest due on debt payable are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
 2001.......................................................  $  7,719,634
  2002......................................................       719,373
  2003......................................................       796,510
  2004......................................................       891,736
  2005......................................................     1,021,158
  Thereafter................................................     7,057,932
                                                              ------------
                                                              $ 18,206,343
                                                              ============

    The Company has secured a line of credit agreement with the FHLB through its subsidiary, OSL. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At September 30, 2000, OSL had a stock investment in the FHLB of $617,000, which resulted in a borrowing capacity of $12.3 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 150%. At
September 30, 2000, OSL had pledged $26.8 million in eligible collateral with a market value of $25.9 million and a borrowing potential of $12.3 million. At September 30, 2000, OSL had borrowed $7 million leaving an unused borrowing potential of $5.3 million. In the event the Company wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and or pledge additional eligible collateral.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    In October, 2000, the Company successfully completed a $22.5 million publicly traded note offering listed with the Pacific Exchange. The notes bear interest at 9.5% and mature on September 15, 2005.

11.  INCOME TAXES

    The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2000 and 1999 is as follows:

                                                                 2000
                                                       ------------------------
                                                         ASSETS     LIABILITIES
                                                       ----------   -----------
Allowance for losses on real estate and
  receivables........................................  $2,253,425
Annuity reserves.....................................     927,062
Unrealized losses on available for sale securities...   2,579,524
Unrealized gains on trading securities...............               $1,580,416
Net operating loss carryforwards.....................   1,761,206
Guaranty fund assessments............................     131,712
Deferred policy acquisition costs....................                3,090,289
Contract acquisition costs and discount yield
  recognition........................................                  194,728
Management fee payment...............................                    8,305
Premiums deferred and uncollected....................                  430,286
Policy claims........................................                  605,395
Other................................................                  604,862
                                                       ----------   ----------
Total deferred income taxes..........................  $7,652,929   $6,514,281
                                                       ==========   ==========

                                                                 1999
                                                       ------------------------
                                                         ASSETS     LIABILITIES
                                                       ----------   -----------
Allowance for losses on real estate and
  receivables........................................  $1,330,584
Annuity reserves.....................................   1,009,149
Unrealized losses on investment securities...........     998,749
Net operating loss carryforwards.....................     926,211
Guaranty fund assessments............................     221,129
Deferred policy acquisition costs....................               $2,928,888
Contract acquisition costs and discount yield
  recognition........................................                  370,743
Management fee payment...............................                   14,256
Other................................................                   70,949
                                                       ----------   ----------
Total deferred income taxes..........................  $4,485,822   $3,384,836
                                                       ==========   ==========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

    At September 30, 2000, the Company's remaining net operating loss carryforwards of approximately $5,180,000 expire in years 2006 through 2019.

    The components of the provision (benefit) for income taxes for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                               2000         1999         1998
                                            ----------   -----------   --------
Current...................................  $  (80,840)  $ 1,998,509   $476,735
Deferred..................................   1,543,112    (1,469,079)    67,299
                                            ----------   -----------   --------
                                            $1,462,272   $   529,430   $544,034
                                            ==========   ===========   ========

    The following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2000, 1999 and 1998.

                                   2000                    1999                    1998
                           ---------------------   ---------------------   ---------------------
Federal income tax at
  statutory rate.........  $1,885,134      34%     $1,137,048      34%     $1,043,141      34%
Affiliate corporate
  dividend received
  deduction..............     (49,406)     (1)        (49,425)     (1)        (51,016)     (1)
Small life insurance
  company deduction......    (376,732)     (7)       (587,748)    (18)       (481,602)    (16)
Other....................       3,276      --          29,555       1          33,511       1
                           ----------      --      ----------     ---      ----------     ---
Income tax provision.....  $1,462,272      26%     $  529,430      16%     $  544,034      18%
                           ==========      ==      ==========     ===      ==========     ===

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

12.  STOCKHOLDERS' EQUITY

    A summary of preferred and common stock at September 30, 2000 and 1999 is as follows:

                                                        ISSUED AND OUTSTANDING SHARES
                                                ---------------------------------------------
                          AUTHORIZED SHARES             2000                    1999
                        ---------------------   ---------------------   ---------------------
                          2000        1999       SHARES      AMOUNT      SHARES      AMOUNT
                        ---------   ---------   --------   ----------   --------   ----------
Registered preferred
  stock:
  Series S-1..........    185,000     185,000    36,332    $  363,316    37,540    $  375,395
  Series S-2..........    150,000     150,000     8,464        84,644     8,464        84,644
  Series S-RP.........     80,000      80,000     2,560        25,600     2,560        25,600
  Series S-3..........    450,000     250,000   242,460     2,424,601   107,183     1,071,830
                        ---------   ---------   -------    ----------   -------    ----------
                          865,000     665,000   289,816    $2,898,161   155,747    $1,557,469
                        =========   =========   =======    ==========   =======    ==========
Common stock..........  2,000,000   2,000,000    10,000    $  100,000    10,000    $  100,000
                        =========   =========   =======    ==========   =======    ==========

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

    The payment of dividends by the Company's wholly owned life insurance subsidiaries is subject to certain restrictions imposed by statute by the respective state of domicile (see Note 13). Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company and surplus arising from unrealized capital gains or the revaluation of assets.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

13.  STATUTORY ACCOUNTING

    The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected differences between the statutory and the GAAP financial statements (after eliminating Old Standards investment in subsidiary earnings of Old West) for the insurance subsidiaries as of and for the years ended
September 30, 2000, 1999 and 1998, respectively, are as follows:

                                 OLD STANDARD                     OLD WEST
                           -------------------------      -------------------------
                            STATUTORY       GAAP           STATUTORY       GAAP
                           -----------   -----------      -----------   -----------
Stockholders' equity
  2000...................  $17,439,222   $28,192,310      $ 8,025,515   $11,070,837
  1999...................   15,257,212    24,341,398        7,284,820     9,336,893
  1998...................   12,373,875    19,060,776        3,785,690     4,558,591
Net income (loss):
  2000...................  $ 1,976,505   $ 1,595,680      $   851,823   $ 1,832,061
  1999...................    2,684,315     3,284,324       (1,147,718)      760,294
  1998...................      937,837     2,889,916          (36,275)      322,019

                                 OLD STANDARD                     OLD WEST
                           -------------------------      -------------------------
                            STATUTORY       GAAP           STATUTORY       GAAP
                           -----------   -----------      -----------   -----------
Unassigned statutory
  surplus (deficit) and
  retained earnings
  (accumulated deficit)
  2000...................  $  (360,778)  $12,067,995      $(3,081,885)  $ 1,924,577
  1999...................      457,212    10,472,315       (2,822,580)       92,516
  1998...................      573,875     7,187,990       (1,421,710)     (667,777)

    The Idaho Insurance Code presently requires the life insurance subsidiary domiciled in the state of Idaho to maintain $1 million in common stock and $1 million in contributed surplus. The life insurance subsidiary domiciled in this state had an unassigned statutory deficit of approximately $361,000 at September 30, 2000, and thus, is currently restricted from paying dividends.

    The Arizona Insurance Code presently requires the life insurance subsidiary domiciled in the state of Arizona to maintain $450,000 in common stock and contributed surplus. This life insurance subsidiary domiciled in this state had an unassigned statutory deficit of approximately $3,082,000 at September 30, 2000 and thus, is currently restricted from paying dividends.

    The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in some areas. The Company has not estimated the potential effect of the Codification guidance.

    The regulatory authorities impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

("RBC") specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The RBC measure of the life insurance subsidiaries at September 30, 2000 was above the minimum standards.

14.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS

    Supplemental information on interest and income taxes paid during the years ended September 30, 2000, 1999 and 1998 is as follows:

                                            2000          1999          1998
                                         -----------   -----------   ----------
Interest paid..........................  $ 5,819,172   $ 4,283,583   $3,695,984
Income taxes paid......................    1,626,760     1,361,817      455,214

    Non-cash investing and financing activities of the Company during the years ended September 30, 2000, 1999 and 1998 are as follows:

                                            2000          1999          1998
                                         -----------   -----------   ----------
Assumption of other debt payable in
  conjunction with purchase of real
  estate contracts and mortgage notes
  receivable...........................  $     5,000   $   115,296   $   16,942
Real estate acquired through
  foreclosure..........................    7,198,196     3,173,885    2,555,076
Other receivable investment
  acquisitions financed with a note
  payable..............................   10,900,800
Receivables originated to facilitate
  the sale of real estate..............                    506,984    3,033,829
Transfer of securities from trading to
  available-for-sale...................                 16,675,773

15.  BUSINESS SEGMENT REPORTING

    The Company principally operates in three industry segments which encompasses: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and1 investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    Information about the Company's separate business segments and in total as of and for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                                         2000
                       ------------------------------------------------------------------------
                                                      PROPERTY
                                        ANNUITY      DEVELOPMENT   INTERSEGMENT
                        INVESTING      OPERATIONS    OPERATIONS    ELIMINATIONS       TOTAL
                       ------------   ------------   -----------   ------------   -------------
Revenues.............  $ 23,022,632   $ 24,580,154   $1,974,994                   $  49,577,780
Income (loss) from
  operations.........     1,410,220      4,619,705     (485,414)                      5,544,511
Identifiable assets,
  net................   111,427,827    275,511,188       83,690    $(27,697,119)    359,325,586
Depreciation and
  amortization.......       869,037      2,880,900       17,694                       3,767,631
Capital
  expenditures.......        13,926         21,082       11,746                          46,754

                                                         1999
                       ------------------------------------------------------------------------
                                                      PROPERTY
                                        ANNUITY      DEVELOPMENT   INTERSEGMENT
                        INVESTING      OPERATIONS    OPERATIONS    ELIMINATIONS       TOTAL
                       ------------   ------------   -----------   ------------   -------------
Revenues.............  $ 10,614,610   $ 23,843,214   $1,911,112                   $  36,368,936
Income (loss) from
  operations.........    (1,750,051)     5,270,357     (176,048)                      3,344,258
Identifiable assets,
  net................   104,499,760    238,238,836      455,651    $(48,078,288)    295,115,959
Depreciation and
  amortization.......       658,837      2,373,588       15,623                       3,048,048
Capital
  expenditures.......        18,257          8,823       46,760                          73,840

                                                         1998
                       ------------------------------------------------------------------------
                                                      PROPERTY
                                        ANNUITY      DEVELOPMENT   INTERSEGMENT
                        INVESTING      OPERATIONS    OPERATIONS    ELIMINATIONS       TOTAL
                       ------------   ------------   -----------   ------------   -------------
Revenues.............  $ 12,470,713   $ 15,644,245   $1,850,589                   $  29,965,547
Income (loss) from
  operations.........    (1,364,655)     4,168,652      264,064                       3,068,061
Identifiable assets,
  net................    76,213,656    163,626,195      396,887    $(33,642,504)    206,594,234
Depreciation and
  amortization.......       736,182      1,027,361        8,387                       1,771,930
Capital
  expenditures.......         6,682         10,379        7,094                          24,155

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

16.  RELATED-PARTY TRANSACTIONS

    The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended September 30, 2000, 1999 and 1998:

                                           2000          1999          1998
                                        -----------   -----------   -----------
Real estate contracts and mortgage
  notes receivable and other
  receivable investments purchased
  through Metropolitan or
  affiliates..........................  $32,874,576   $47,063,832   $36,268,548

Capitalized acquisition costs charged
  to the Company on purchased
  receivables, including management
  underwriting fees...................      111,090       395,856       899,999
                                        -----------   -----------   -----------

Total cost of receivables purchased
  through Metropolitan................  $32,985,666   $47,459,688   $37,168,547
                                        ===========   ===========   ===========

Proceeds from real estate contracts,
  mortgage notes receivable and other
  receivable investments sold to
  Metropolitan or its affiliates......  $ 8,910,886   $56,587,031   $ 9,350,960

Gains on real estate contracts and
  mortgage notes receivables and other
  receivable investments sold to
  Metropolitan or its affiliates......      300,523     1,707,175       749,085

Purchase of residual interest in
  securitization from Metropolitan        1,196,701            --            --

Service fees charged to Metropolitan
  for property development assistance     1,974,994     1,911,112     1,844,026

Administrative service charged by
  Metropolitan                              480,682       662,274       390,168

Servicing and collection fees charged
  by a Metropolitan affiliate               403,573       490,726       500,832

Commissions and service fees charged
  to Metropolitan on sale of
  Metropolitan's debentures, preferred
  stock and note offering                 4,717,219     1,786,408     2,448,075

Net change in note receivable from
  Metropolitan                           (8,007,289)    9,947,289     2,560,000

Net change in notes payable to
  Metropolitan                           10,900,800            --            --

Net interest received on notes
  receivable from and payable to
  Metropolitan                            1,190,359       734,126        80,028

Dividends received on affiliated
  companies' stock investments              217,067       207,589       214,354

Direct reinsurance premiums received
  from affiliate                         27,434,956    44,746,374    25,448,538

Annuity servicing fees paid to
  affiliate                                 374,964       331,202       126,134

Ceding commissions paid to affiliate      1,479,000     2,300,000     1,600,000

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    At September 30, 2000 and 1999, the Company had net receivables due from affiliates of $367,000 and net payables to affiliates of $151,000, respectively. At September 30, 2000, the outstanding note payable to Metropolitan was $10,900,800. At September 30, 2000 and 1999, the outstanding note receivable balance from Metropolitan was $4,500,000 and $12,507,289, respectively.

    During the year ended September 30, 1999, the Company sold pools of real estate contracts and mortgage notes receivable to Metropolitan or its affiliates, which were subsequently securitized by Metropolitan or its affiliates. To the extent these sales were consummated just prior to the securitization transaction, the Company was allocated a gain as if they had participated in the securitization transaction. If the sales were made in advance of the securitization transaction, then such sales were made at fair value on the date of the sale, and Metropolitan or its affiliates assumed all credit and market risk associated with the real estate contracts and mortgage notes receivable from the date of the sale through the securitization.

    The Company receives management, receivable acquisition and receivable collections services from Metropolitan for a fee pursuant to the terms of the Management, Receivable Acquisition and Servicing Agreement. The receivable acquisition fees are based upon yield requirements established by the Company. The Company pays, as its receivable acquisition service fee, the difference between the yield requirement and the yield which Metropolitan actually negotiates when the receivable is acquired. During the years ended
September 30, 2000, 1999 and 1998, the Company incurred service fees for receivable acquisition from Metropolitan of approximately $111,000, $396,000 and $900,000, respectively. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice to the other party.

    The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan. Charges for these services were approximately $884,000, $1,153,000 and $891,000 in the years ended
September 30, 2000, 1999 and 1998, respectively. During the year ended
September 30, 2000, the Company entered into an agreement with Metropolitan to change from a calculated service fee to a cost sharing arrangement. Other indirect services provided by Metropolitan to the Company, such as management and regulatory compliance, were not directly charged to the Company.

    Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

    MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. MIS charges commissions ranging from .6% to 6% of the face value of the security sold. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. Commissions and service fees charged to Metropolitan during the years ended September 30, 2000, 1999 and 1998 were approximately $4,717,000, $1,786,000 and $2,448,000, respectively.

    Summit Property Development, Inc., a wholly owned subsidiary of Summit, provides real estate development services for a fee. Currently its principal client is Metropolitan. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. The fees charged to Metropolitan for these services were approximately $1,975,000, $1,911,000 and $1,844,000 during the years ended September 30, 2000, 1999 and 1998, respectively.

    During the year ended September 30, 2000, the Company purchased a participation in certain structured settlements from Metropolitan and a participation in certain lease equipment receivables from

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES a subsidiary of Metropolitan at estimated fair value. The purchase price for the structured settlements of $8,068,000 and the lease equipment receivables of $5,542,000 were financed in part by a $10,900,800 note payable with the participated receivables pledged as collateral.

    Additionally, during the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13,100,000 using a discount rate of 12%.

    The Company sponsors a Retirement Savings Plan (the "Plan"), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all employees over the age of 18 upon completion of six months of service in which he or she has completed 500 hours of service. Employees may defer from 1% to 15% of their compensation in multiples of whole percentages.

    Prior to January 1, 1999, if the Company had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant's compensation, was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant's annual compensation. The uniform percentage is to be determined annually by the Company. The Company may also make an additional discretionary contribution during any plan year. For services performed, the contribution relating to the Company's employees was made by Metropolitan during the years ended September 30, 2000, 1999 and 1998.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

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

    The estimated fair values of the following financial instruments as of September 30, 2000 and 1999 are as follows:

                                                              2000
                                                   ---------------------------
                                                     CARRYING         FAIR
                                                     AMOUNTS         VALUE
                                                   ------------   ------------
Financial assets:
  Cash and cash equivalents......................  $ 24,228,881   $ 24,228,881
  Investments:
    Affiliated companies.........................     4,522,425      4,522,425
    Trading securities...........................    26,264,393     26,264,393
    Available-for-sale securities................    71,101,180     71,101,180
    Held-to-maturity securities..................     4,616,744      4,679,047
    Real estate contracts and mortgage notes
      receivable.................................   177,596,765    198,649,947
    Other receivable investments.................    34,736,080     35,672,998

Financial liabilities:
  Annuity reserves...............................   237,634,664    237,634,664
  Investment certificates-principal and compound
    interest.....................................    69,394,643     68,819,012
  Debt payable- principal........................    18,188,088     19,717,737

Off-balance sheet instruments:
Commitments to extend credit.....................     9,368,972      9,368,972

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                                              1999
                                                   ---------------------------
                                                     CARRYING         FAIR
                                                     AMOUNTS         VALUE
                                                   ------------   ------------
Financial assets:
  Cash and cash equivalents......................  $ 42,242,161   $ 42,242,161
  Investments:
    Affiliated companies.........................     4,522,425      4,522,425
    Trading securities...........................    11,117,556     11,117,556
    Available-for-sale securities................    76,474,251     76,474,251
    Held-to-maturity securities..................     1,499,914      1,504,766
    Real estate contracts and mortgage notes
      receivable.................................   111,474,672    120,630,515
    Other receivable investments.................    31,157,832     32,538,152

Financial liabilities:
    Annuity reserves.............................   201,331,111    201,331,111
    Investment certificates-principal and
      compound interest..........................    70,725,716     72,472,641
    Debt payable-principal.......................       279,195        286,091

Off-balance sheet instruments:
    Commitments to extend credit.................     7,757,241      7,757,241

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

    The condensed balance sheets of Summit Securities, Inc. ("Summit" or the "parent company") at September 30, 2000 and 1999 are as follows:

                                                                       2000           1999
                                                                   ------------   ------------
                                 ASSETS
        Cash and cash equivalents................................  $  1,372,346   $  8,413,848
        Investments..............................................    22,143,673     10,822,908
        Real estate contracts and mortgage notes receivable and
          other receivable investments, net......................    54,128,931     41,113,637
        Real estate held for sale, net (including foreclosed real
          estate received in satisfaction of debt of $748,762 and
          $694,959)..............................................       962,788        901,503
        Equity in subsidiary companies...........................    29,335,985     25,034,093
        Deferred cost, net.......................................     2,002,254      2,152,034
        Other assets, net........................................            --        965,955
        Deferred income taxes....................................     1,595,527      1,446,683
        Receivables from affiliates..............................            --        260,145
                                                                   ------------   ------------
            Total assets.........................................  $111,541,504   $ 91,110,806
                                                                   ============   ============

                               LIABILITIES
        Investment certificates and accrued interest.............  $ 70,435,014   $ 71,806,904
        Debt payable.............................................    11,037,013        138,838
        Payables to affiliates...................................        47,861
        Accounts payable and accrued expenses....................       192,202         60,109
                                                                   ------------   ------------
            Total liabilities....................................    81,712,090     72,005,851
                                                                   ============   ============

                          STOCKHOLDERS' EQUITY
        Preferred stock, $10 par (liquidation preference
          $28,981,610 and $15,574,690)...........................     2,898,161      1,557,469
        Common stock, $10 par....................................       100,000        100,000
        Additional paid-in capital...............................    23,383,884     11,988,926
        Accumulated other comprehensive loss.....................    (5,007,025)    (1,938,750)
        Retained earnings........................................     8,454,394      7,397,310
                                                                   ------------   ------------
            Total stockholders' equity...........................    29,829,414     19,104,955
                                                                   ------------   ------------
            Total liabilities and stockholders' equity...........  $111,541,504   $ 91,110,806
                                                                   ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    Summit's condensed statements of income for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Revenues:
  Interest and earned discounts........................  $ 6,008,529   $ 4,904,417   $ 4,194,680
  Dividends............................................      236,558       207,589       214,354
  Fees, commissions, services and other income.........       32,844        66,991        78,773
  Real estate sales....................................      934,990     2,253,209     4,333,321
  Net gains on investments and receivables.............    5,446,717       764,222       871,980
                                                         -----------   -----------   -----------
    Total revenues.....................................  $12,659,638   $ 8,196,428   $ 9,693,108
                                                         ===========   ===========   ===========
Expenses:
  Interest expense.....................................  $ 6,616,694   $ 5,845,279   $ 4,768,082
  Cost of real estate sold.............................      944,413     2,172,782     4,487,903
  Provision for losses on real estate assets...........    1,752,889       830,539       841,060
  Salaries and employee benefits.......................      560,999       206,067       116,134
  Other operating expenses.............................    1,536,785       886,837       877,382
                                                         -----------   -----------   -----------
    Total expenses.....................................  $11,411,780   $ 9,941,504   $11,090,561
                                                         ===========   ===========   ===========
Income (loss) from operations before income taxes and
  equity in net income of subsidiaries.................    1,247,858    (1,745,076)   (1,397,453)
Income tax (provision) benefit.........................     (379,460)      634,884       516,356
                                                         -----------   -----------   -----------
Income (loss) before equity in net income of
  subsidiaries.........................................      868,398    (1,110,192)     (881,097)
Equity in net income of subsidiaries...................    3,213,841     3,925,020     3,405,124
                                                         -----------   -----------   -----------
Net income.............................................  $ 4,082,239   $ 2,814,828   $ 2,524,027
                                                         ===========   ===========   ===========

    Summit's condensed statements of cash flows for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                            2000          1999          1998
                                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net income...........................................  $ 4,082,239   $ 2,814,828   $ 2,524,027
  Adjustments to reconcile net income to net cash from
    operating activities...............................   (9,607,290)     (341,568)   (3,092,688)
                                                         -----------   -----------   -----------
    Net cash from (used by) operating activities.......   (5,525,051)    2,473,260      (568,661)
                                                         -----------   -----------   -----------
Cash flows from investing activities:
  Principal payments on real estate contracts and
    mortgage notes receivable and other receivable
    investments........................................   30,580,520     5,306,256     6,250,637
  Proceeds from sales of real estate contracts and
    mortgage notes receivable and other receivable
    investments........................................    4,280,696    16,176,114     6,597,635

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Cash flows from investing activities, continued:
  Acquisition of real estate contracts and mort-gage
    notes and other receivable investments..........   (37,549,338)   (31,362,510)    (6,790,468)
  Proceeds from real estate sales...................       934,990      1,746,225      1,299,492
  Purchase of investments...........................    (2,562,705)    (1,642,386)
  Proceeds from sales of investments................                      600,174
  Proceeds from maturities of investments...........       131,668        542,100
  Additions to real estate held for sale............      (305,726)    (1,267,441)    (3,048,240)
  Net change in investment in and advances to
    subsidiaries....................................    (3,616,666)    (7,082,919)    (7,085,451)
                                                      ------------   ------------   ------------
    Net cash used by investing activities...........    (8,106,561)   (16,984,387)    (2,776,395)
                                                      ------------   ------------   ------------

Cash flows from financing activities:
  Repayments to banks and others....................        (4,269)        (1,033)       (17,249)
  Debt issuance costs...............................      (694,589)    (1,348,623)      (775,095)
  Proceeds from issuance of investment
    certificates....................................     9,183,528     25,798,321     14,168,688
Repayments of investment certificates...............   (11,605,055)   (10,975,060)    (9,382,646)
Contingent purchase price paid on subsidiary
  purchased from related party......................                                    (135,569)
Issuance of preferred stock, net of redemptions.....    12,735,650      8,474,923      1,207,296
Cash dividends......................................    (3,025,155)      (838,356)      (709,235)
                                                      ------------   ------------   ------------
    Net cash from financing activities..............     6,590,110     21,110,172      4,356,190
                                                      ------------   ------------   ------------
Net change in cash and cash equivalents.............    (7,041,502)     6,599,045      1,011,134
Cash and cash equivalents, beginning of year........     8,413,848      1,814,803        803,669
                                                      ------------   ------------   ------------
Cash and cash equivalents, end of year..............  $  1,372,346   $  8,413,848   $  1,814,803
                                                      ============   ============   ============

    Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended September 30, 2000, 1999 and 1998 are as follows:

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Receivables originated to facilitate the sale of
  real estate.......................................                 $    506,984   $  3,033,829
Real estate acquired through foreclosure............  $    719,997        801,241      1,157,640
Other receivable investment acquisitions financed
  with a note payable...............................    10,900,800
Assumption of debt payable in conjunction with
  acquisition of real estate contracts and mortgage
  notes receivable or foreclosure of real estate....         5,000         99,092
Transfer of securities from trading to
  available-for-sale................................                    5,497,387

    Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    At September 30, 2000 and 1999, Summit's debt payable consists of the following:

                                                                 2000         1999
                                                              -----------   --------
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.25% to 7.37%, due in installments
  through 2020; collateralized by senior liens on certain of the Company's real estate contracts, mortgage notes
  receivable and real estate held for sale..................  $   136,637   $139,065
Note payable to Metropolitan Mortgage & Securities
  Co., Inc., interest at 10% per annum, due in annual
  installments through 9/30/2011, collateralized by other
  receivable investments with a face value of $20,198,000
  and a carrying value of $13,610,000.......................   10,900,800         --
Prepaid interest............................................         (424)      (227)
                                                              -----------   --------
                                                              $11,037,013   $138,838
                                                              ===========   ========

    At September 30, 2000 and 1999, Summit's investment certificates consisted of the following:

ANNUAL INTEREST RATES                                   2000          1999
---------------------                                -----------   -----------
  6% to 7%.........................................  $ 1,818,000   $ 4,072,401
  7% to 8%.........................................    3,427,000     2,054,097
  8% to 9%.........................................   42,289,000    43,862,739
  9% to 10%........................................   14,360,000    14,321,558
  10% to 11%.......................................      191,000       193,333
                                                     -----------   -----------
                                                      62,085,000    64,504,128
  Compound and accrued interest....................    8,350,014     7,302,776
                                                     -----------   -----------
                                                     $70,435,014   $71,806,904
                                                     ===========   ===========

    Maturities of the parent company's investment certificates are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
-------------
2001........................................................  $14,530,014
2002........................................................    9,026,000
2003........................................................   10,335,000
2004........................................................   17,081,000
2005........................................................   10,675,000
Thereafter..................................................    8,788,000
                                                              -----------
                                                              $70,435,014
                                                              ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

    Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                             2000          1999         1998
                                                          -----------   ----------   ----------
Real estate contracts, mortgage notes and other
  receivable investments purchased through Metropolitan
  or affiliates.........................................  $31,187,837   $  400,237   $4,230,050
Contract acquisition costs charged to Summit on
  purchased real estate contracts, mortgage notes and
  other receivable investments, including management
  underwriting fees.....................................       16,793        5,624      267,950
                                                          -----------   ----------   ----------
Total costs of real estate contracts, mortgage notes and
  other receivable investments purchased through
  Metropolitan..........................................  $31,204,630   $  405,861   $4,498,000
                                                          ===========   ==========   ==========
Purchase of residual interest in securitization from
  Metropolitan..........................................  $ 1,196,701
Proceeds on sales of real estate contracts, mortgage
  notes and other receivable investments to Metropolitan
  or its affiliates.....................................    4,066,924   $3,844,656   $9,350,960
Realized net gains on sales of receivables to
  Metropolitan or its affiliates........................       13,571      209,630      749,085
Dividends received on affiliated companies' stock
  investments...........................................      217,067      207,589      214,354
Net change in notes receivable from Metropolitan........  (10,000,000)   7,440,000    2,560,000
Net change in notes payable to Metropolitan.............   10,900,800
Net interest received on note receivable or payable to
  Metropolitan..........................................    1,002,139      642,417       80,078
Servicing and collection fees charged by a Metropolitan
  affiliate.............................................       92,484      155,168      224,064

    During the year ended September 30, 2000, the Company purchased a participation in certain structured settlements from Metropolitan and a participation in certain lease equipment receivables from a subsidiary of Metropolitan at estimated fair value. The purchase price for the structured settlements of $8,068,000 and the lease equipment receivables of $5,542,000 were financed in part by a $10,900,800 note payable with the participated receivables pledged as collateral. The outstanding balance on the note receivable at September 30, 2000 was $10,900,800.

    Additionally, during the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of $13,194,396 using a discount rate of 12%.

                                                                      SCHEDULE I

                            SUMMIT SECURITIES, INC.
        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               SEPTEMBER 30, 2000

                                                                                   COLUMN D
                                                 COLUMN B         COLUMN C         --------
COLUMN A                                         --------         --------        AMOUNT AT
--------                                        AMORTIZED          MARKET       WHICH SHOWN ON
TYPE OF INVESTMENTS                                COST            VALUE        BALANCE SHEET
-------------------                           --------------   --------------   --------------
FIXED MATURITIES
Investments:
U.S. Government and Government Agencies and
  Authorities...............................   $  6,124,852     $ 6,189,594      $  6,127,291
  Mortgage and Asset-Backed Bonds...........     92,208,866      83,984,987        83,984,987
                                               ------------     -----------      ------------
TOTAL FIXED MATURITIES......................     98,333,718      90,174,581        90,112,278
                                               ============     ===========      ============
Equity Securities...........................      7,143,852      11,870,039        11,870,039
                                               ============     ===========      ============
Real Estate Contracts and Mortgage Notes
  Receivables...............................    172,549,875                       172,549,875
                                               ============                      ============
Other Investment Receivables................     33,586,783                        33,586,783
                                               ============                      ============
Real Estate Held for Sale...................      4,790,768                         4,790,768
                                               ============                      ============
Other Assets-Policy Loans...................          6,968                             6,968
                                               ============                      ============
TOTAL INVESTMENTS...........................   $316,411,964                      $312,916,711
                                               ============                      ============

SCHEDULE II

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                             ADDITIONS
                                                            (REDUCTIONS)    DEDUCTIONS
                                               BALANCE AT    CHARGED TO    AND ACCOUNTS
                                               BEGINNING     COSTS AND     WRITTEN OFF    BALANCE AT
                 DESCRIPTION                    OF YEAR       EXPENSES      (RECOVERY)    END OF YEAR
                 -----------                   ----------   ------------   ------------   -----------
Allowance for losses deducted from real
  estate contracts and mortgage notes
  receivable on balance sheet................
    2000.....................................  $3,082,918   $ 2,721,039      $440,612     $5,363,345
    1999.....................................   1,843,055     1,507,953       268,090      3,082,918
    1998.....................................   1,153,278     1,243,044       553,267      1,843,055
Allowance for losses deducted from real
  estate held for sale on balance sheet......
    2000.....................................  $  878,102   $  (429,930)     $205,570     $  242,602
    1999.....................................     617,754       817,547       557,199        878,102
    1998.....................................     457,427       556,129       395,802        617,754
Allowance for losses deducted from other
  receivable investments on balance sheet....
    2000.....................................  $       --   $ 1,165,047      $ 15,750     $1,149,297
    1999.....................................          --            --            --             --
    1998.....................................          --            --            --             --
Allowance for losses deducted from
  investments on balance sheet...............
    2000.....................................  $  170,000   $    50,000            --     $  220,000
    1999.....................................          --       170,000            --        170,000
    1998.....................................          --            --            --             --

SCHEDULE III

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                                FUTURE POLICY
                                                                   BENEFITS                    OTHER POLICY
                                              DEFERRED POLICY   LOSSES, CLAIMS                  CLAIMS AND
                                                ACQUISITION        AND LOSS       UNEARNED       BENEFITS
                                                   COST            EXPENSES       PREMIUMS       PAYABLE
                                              ---------------   --------------   -----------   ------------
September 30, 2000
  Annuities.................................    $11,271,272      $237,634,664    $       --    $        --
September 30, 1999
  Annuities.................................    $ 9,747,787      $201,331,111    $       --    $        --
September 30, 1998
  Annuities.................................    $ 7,922,724      $136,362,403    $       --    $        --

SCHEDULE III

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                              BENEFITS     AMORTIZATION
                                                               CLAIMS      OF DEFERRED
                                    ANNUITY        NET       LOSSES AND       POLICY        OTHER
                                    FEES AND   INVESTMENT    SETTLEMENT    ACQUISITION    OPERATING
                                    CHARGES      INCOME       EXPENSES        COSTS        EXPENSES
                                    --------   -----------   -----------   ------------   ----------
September 30, 2000
  Annuities.......................  $235,511   $23,792,875   $11,907,780    $2,870,000    $2,243,586
September 30, 1999
  Annuities.......................  $147,184   $18,778,782   $10,645,585    $2,365,000    $1,947,061
September 30,1998
  Annuities.......................  $148,958   $12,575,824   $ 6,953,757    $1,195,000    $1,294,316

SCHEDULE IV

                            SUMMIT SECURITIES, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000

    Less than 1% of the Receivables are subject to variable interest rates. Interest rates range principally from 6% to 14% with approximately 92% of the face value of the Receivables within this range. The following table segregates the Consolidated Group's Receivable portfolio by type, size, and lien position.

                                                         INTEREST       CARRYING     DELINQUENT     NUMBER OF
                                           NUMBER OF       RATES       AMOUNT OF      PRINCIPAL    DELINQUENT
              DESCRIPTION                 RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT      RECEIVABLES
              -----------                 -----------   -----------   ------------   -----------   -----------
RESIDENTIAL
First Mortgage > $75,000................          37         7-10%    $  4,226,826   $   980,741        5
First Mortgage > $40,000................          91          7-11       4,766,611       270,099        5
First Mortgage < $40,000................       1,065          7-12       8,619,103       277,038       20
Second or Lower > $75,000...............           1             9          81,857            --       --
Second or Lower > $40,000...............           8          8-10         407,794        40,000        1
Second or Lower < $40,000...............          38          7-10         619,432        58,355        2
COMMERCIAL
First Mortgage > $75,000................         197          8-14     103,627,076     9,059,762       11
First Mortgage > $40,000................          17          8-10         872,225            --       --
First Mortgage < $40,000................          30          8-10         523,667            --       --
Second or Lower > $75,000...............           2          7-10         158,442            --       --
Second or Lower > $40,000...............           2          9-10          94,818            --       --
Second or Lower < $40,000...............           4          8-10          73,350            --       --
FARM, LAND AND OTHER
First Mortgage > $75,000................          33          8-14      58,588,552     1,282,334        4
First Mortgage > $40,000................           8          8-10         401,757        41,300        1
First Mortgage < $40,000................          17          8-10         331,279            --       --
Second or Lower > $75,000...............           2             8         373,797       186,403        1
Second or Lower > $40,000...............           2           6-9         108,356            --       --
Second or Lower < $40,000...............         118          8-10       2,020,966        22,183        1
Unrealized discounts, net of unamortized
  acquisition costs, on Receivables
  purchased at a discount...............                                (8,299,143)
Accrued Interest Receivable.............                                   316,455
Allowance for Losses....................                                (5,363,345)
                                                                      ------------
CARRYING VALUE..........................                              $172,549,875   $12,218,215
                                                                      ============   ===========

    The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

                                                                     SCHEDULE IV

                            SUMMIT SECURITIES, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000

    The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                         RESIDENTIAL    COMMERCIAL      FARM, LAND,        TOTAL
                                          PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL    PRINCIPAL
                                         -----------   ------------   ---------------   ------------
October 2000 --September 2003..........  $ 2,416,067   $ 78,217,053     $32,400,731     $113,033,851
October 2003-- September 2005..........    5,041,907     18,968,583      27,701,467       51,711,957
October 2005 --September 2007..........    2,799,093      3,124,822       1,088,562        7,012,477
October 2007 --September 2010..........    3,125,299      1,792,724         258,996        5,177,019
October 2010 --September 2015..........    2,071,926      1,740,189         182,330        3,994,445
October 2015 --September 2020..........    1,167,885        534,774         146,540        1,849,199
October 2020 -- Thereafter.............    2,099,403        971,437          46,120        3,116,960
                                         -----------   ------------     -----------     ------------
                                         $18,721,580   $105,349,582     $61,824,746     $185,895,908
                                         ===========   ============     ===========     ============

                                                                     SCHEDULE IV

                            SUMMIT SECURITIES, INC.
                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2000

                                                         FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Balance at beginning of period.....................  $109,683,515   $119,220,402   $103,623,728
                                                     ------------   ------------   ------------
Additions during period
  New Receivables-cash.............................   131,033,562     92,652,050     55,586,826
  Loans to facilitate the sale of real estate
    held-noncash...................................                      506,984      3,033,829
  Assumption of other debt payable in conjunction
    with acquisition of new Receivables-noncash....         5,000        115,296         16,942
  Increase in accrued interest net of discount
    amortization...................................     2,160,226             --        731,102
                                                     ------------   ------------   ------------
Total additions....................................   133,198,788     93,274,330     59,368,699
                                                     ------------   ------------   ------------
Deductions during period
  Collections of principal-cash....................    52,079,743     30,083,280     18,781,579
  Cost of Receivables sold.........................     9,364,535     68,035,501     21,306,086
  Foreclosures-non cash............................     6,607,723      3,382,709      2,994,583
  Decrease in accrued interest.....................            --         69,864             --
  Increase in allowances for losses................     2,280,427      1,239,863        689,777
                                                     ------------   ------------   ------------
Total deductions...................................    70,332,428    102,811,217     43,772,025
                                                     ------------   ------------   ------------
Balance at end of period...........................  $172,549,875   $109,683,515   $119,220,402
                                                     ============   ============   ============