Form 10-Q
period 2000-12-31
SUMMIT SECURITIES INC /ID/
filed 2001-02-14
CIK 868016

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended December 31, 2000

                                      OR

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_] N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common: 10,000 shares at January 31, 2001.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------   --------------------

         Condensed Consolidated Balance Sheets
         As of December 31, 2000 and September 30, 2000 (unaudited)

         Condensed Consolidated Statements of Income
         Three Months Ended December 31, 2000 and 1999 (unaudited)

         Consolidated Statements of Comprehensive Income
         Three Months Ended December 31, 2000 and 1999 (unaudited)

         Consolidated Statement of Stockholders' Equity
         Three Months Ended December 31, 2000 (unaudited)

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended December 31, 2000 and 1999 (unaudited)

         Notes to Condensed Consolidated Financial Statements

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
------    --------------------

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                December 31,     September 30,
                                                                    2000              2000
                                                                ------------     -------------
ASSETS

    Cash and cash equivalents                                   $  34,690,654    $  24,228,881
    Investments
      Affiliated companies                                          4,522,425        4,522,425
      Trading securities, at market                                21,797,952       26,264,393
      Available-for-sale securities, at market                     74,296,101       71,101,180
      Held-to-maturity securities, at amortized
        cost (market value: $0 and $4,679,047)                             --        4,616,744
      Accrued interest on investments                                 693,654        1,027,629
                                                                -------------    -------------

          TOTAL CASH AND INVESTMENTS                              136,000,786      131,761,252
                                                                -------------    -------------

    Real estate contracts and mortgage notes and other
       receivables, net                                           226,527,833      212,649,300
    Real estate held for sale                                       5,874,410        5,033,370
                                                                -------------    -------------
    Total receivables and real estate assets                      232,402,243      217,682,670
    Less allowance for losses                                      (6,790,564)      (6,755,244)
                                                                -------------    -------------
    NET RECEIVABLES AND REAL ESTATE ASSETS                        225,611,679      210,927,426
                                                                -------------    -------------
    Deferred acquisition costs, net                                15,014,300       12,869,074
    Other assets, net                                               3,330,742        3,767,834
                                                                -------------    -------------
         TOTAL ASSETS                                           $ 379,957,507    $ 359,325,586
                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES

      Annuity reserves                                          $ 254,439,199    $ 237,634,664
      Investment certificates and accrued interest                 82,755,553       70,435,014
      Debt payable                                                 11,162,889       18,206,343
      Accounts payable and accrued expenses                         3,253,509        3,220,151
                                                                -------------    -------------
      TOTAL LIABILITIES                                           351,611,150      329,496,172
                                                                -------------    -------------
    STOCKHOLDERS' EQUITY
      Common stock, $10 par value, 2,000,000 shares
         authorized: 10,000 shares issued and outstanding             100,000          100,000
      Preferred stock, $10 par value, 10,000,000 shares
         authorized, 294,547 and 289,816 shares issued and
         outstanding (liquidation preference $29,454,710 and
         $28,981,610 respectively)                                  2,945,471        2,898,161
      Additional paid-in capital                                   23,791,461       23,383,884
      Retained earnings                                             7,015,023        8,454,394
      Accumulated other comprehensive loss                         (5,505,598)      (5,007,025)
                                                                -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY                                   28,346,357       29,829,414
                                                                -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                $ 379,957,507    $ 359,325,586
                                                                =============    =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                            December 31,
                                                                        2000            1999
                                                                    ------------    ------------
REVENUES
    Interest and earned discounts                                   $  9,898,661    $  6,964,874
    Realized investment gains (losses)                                (1,911,952)        286,588
    Realized net gains on sales of receivables                                --         300,523
    Real estate sales                                                    297,090       1,422,933
    Dividend income                                                       53,534          58,066
    Fees, commissions, service and other income                        1,908,850       1,329,984
                                                                    ------------    ------------
       TOTAL REVENUES                                                 10,246,183      10,362,968
                                                                    ------------    ------------
EXPENSES
    Annuity benefits                                                   3,924,608       2,953,233
    Interest                                                           2,130,465       1,645,221
    Cost of real estate sold                                             289,630       1,406,122
    Provision for losses on real estate contracts and real
       estate held for sale                                              633,088         592,891
    Provision for losses on other assets                                      --          50,000
    Salaries and employee benefits                                       807,198         631,097
    Commissions to agents                                              2,646,643       1,280,344
    Other operating and underwriting expenses                          1,218,503         920,047
    Decrease (increase) in deferred acquisition costs, net of
       amortization                                                     (259,283)        142,204
                                                                    ------------    ------------
       TOTAL EXPENSES                                                 11,390,852       9,621,159
                                                                    ------------    ------------
Income (loss) before income taxes                                     (1,144,669)        741,809
Income tax benefit (provision)                                           628,440        (310,056)
                                                                    ------------    ------------
NET INCOME (LOSS)                                                       (516,229)        431,753
Preferred stock dividends                                               (623,142)       (417,662)
                                                                    ------------    ------------
Income (loss) applicable to common stockholder                      $ (1,139,371)   $     14,091
                                                                    ============    ============
Basic and diluted income (loss) per share
applicable to common stockholder                                    $    (113.94)   $       1.41

Weighted average number of shares of common                               10,000          10,000
stock outstanding

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         Three Months Ended
                                                            December 31,
                                                        2000           1999
                                                    -------------  -------------

    NET INCOME (LOSS)                               $  (516,229)   $   431,753

       OTHER COMPREHENSIVE LOSS:
       Change in unrealized losses on
        investments                                    (755,414)      (814,503)
       Deferred income tax benefit                      256,841        276,931
                                                    -----------    -----------
    Net other comprehensive loss                       (498,573)      (537,572)
                                                    -----------    -----------
    Comprehensive loss                              $(1,014,802)   $  (105,819)
                                                    ===========    ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                         Accumulated
                                                                          Additional         Other
                                                 Preferred     Common       Paid-In     Comprehensive      Retained
                                                   Stock       Stock        Capital         Loss           Earnings        Total
                                               ------------  ----------  ------------   -------------    -----------   ------------

BALANCE, SEPTEMBER 30, 2000                    $  2,898,161  $  100,000  $ 23,383,884     $ (5,007,025)  $ 8,454,394   $ 29,829,419

NET INCOME                                                                                                  (516,229)      (516,229)
Net change in unrealized gains (losses) on
   investments, net of taxes                                                                  (498,573)                    (498,573
Cash dividends, common ($30 per share)                                                                      (300,000)      (300,000)
Cash dividends, preferred (variable rate)                                                                   (623,142)      (623,142)
Redemption and retirement of preferred stock        (25,636)                (230,724)                                      (256,360)
Sale of variable rate preferred stock, net           72,946                  638,301                                        711,247
                                               ------------  ----------  ------------     ------------   -----------   ------------
BALANCE, DECEMBER 31, 2000                     $  2,945,471  $  100,000  $ 23,791,461     $ (5,505,598)  $ 7,015,023   $ 28,346,357
                                               ============  ==========  ============     ============   ===========   ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         Three Months Ended
                                                                                                            December 31,
                                                                                                         2000           1999
                                                                                                     ------------   ------------
Cash flow from operating activities:
  Net income (loss)                                                                                 $   (516,229)   $    431,753
      Adjustments to reconcile net income
       (loss) to net cash from operating activities
         proceeds from sales of trading securities                                                     2,771,307       3,684,343
         Proceeds from maturities of trading securities                                                        -         125,224
         Acquisition of trading securities                                                              (129,683)    (16,917,591)
         Earned discounts on receivables                                                              (1,854,781)       (755,264)
         (Gains) losses on investments and receivables, net                                            1,911,952        (587,111)
         Gains on sales of real estate                                                                    (7,460)        (16,811)
         Provision for losses on real estate assets                                                      633,088         592,891
         Provision for losses on other assets                                                             50,000
         Depreciation and amortization                                                                 1,187,686         917,240
         Deferred income tax provision                                                                   456,841          96,665
         Changes in assets and liabilities:
           Deferred costs                                                                             (1,194,783)       (547,796)
           Life insurance and annuity reserves                                                         3,866,236       2,883,879
           Compound and accrued interest on debentures and debt payable                                  (75,335)        392,659
           Accrued interest on real estate contracts and mortgage notes receivable                    (1,809,297)       (619,361)
           Accounts payable and accrued expenses including receivables
            from/payables to affiliates, net                                                             400,298         (29,345)
           Other, net                                                                                   (460,455)       (220,218)
                                                                                                    ------------    ------------
                                                                                                       5,179,385     (10,518,843)
               Net cash from (used by) operating activities                                         ------------    ------------

Cash flow from investing activities:
    Proceeds from sales of available-for-sale investments                                             11,496,990       7,494,375
    Purchase of available-for-sale investments                                                       (11,232,446)     (9,228,870)
    Proceeds from investment maturities                                                                  389,505         885,739
    Principal payments on real estate contracts and mortgage
       notes and other receivables                                                                    11,801,434      17,479,952
    Purchase of real estate contracts and mortgage notes and
       other receivables                                                                             (23,051,267)    (40,236,134)
    Proceeds from real estate sales                                                                      297,090       1,397,801
    Additions to real estate held for sale                                                              (113,582)       (164,348)
    Proceeds from sale of receivables                                                                          -       4,942,630
                                                                                                    ------------    ------------
       Net cash used by investing activities                                                         (10,412,276)    (17,428,855)
                                                                                                    ------------    ------------

Cash flow from financing activities:

    Receipts from annuity products                                   19,007,581       8,384,990
    Withdrawals of annuity products                                  (4,170,408)     (7,397,322)
    Redemption and retirement of preferred stock                       (256,360)         (2,044)
    Proceeds from issuance of investment certificates                21,420,829       2,288,730
    Repayment of investment certificates                             (9,024,953)     (2,484,281)
    Increase (decrease) in debt borrowings                           (7,017,790)              -
    Repayment to banks and others                                       (29,041)           (368)
    Debt issuance costs                                              (2,124,427)       (154,926)
    Issuance of preferred stock                                         711,247       3,735,871
    Reinsurance of annuity products to reinsurers, net               (1,898,872)     (6,866,464)
    Cash dividends on preferred and common stock                       (923,142)     (1,417,662)
                                                                   ------------    ------------
       Net cash from (used by) financing activities                  15,694,664      (3,913,476)
                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents                 10,461,773     (31,861,174)
Cash and cash equivalents, beginning of period                       24,228,881      42,242,161
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $ 34,690,654    $ 10,380,987
                                                                   ============    ============


NON CASH INVESTING AND FINANCING
    ACTIVITIES OF THE COMPANY:
    Real estate acquired through foreclosure                       $  1,035,378    $    312,283
    Receivables originated to facilitate the sale of
      real estate                                                             -          25,132
    Transfer of investments from
      held-to-maturity to available-for-sale securities               4,616,744               -

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the "Company") as of December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999 and the cash flows for the three months ended December 31, 2000 and 1999. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K.

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

Recent Accounting Developments
------------------------------

          In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" ("SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. Except for a reclassification of approximately $4.6 million of investments from held-to-maturity to available-for-sale, this implementation did not have a material effect on the Company's financial statements.

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

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and

Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $14.4 million at December 31, 2000 and $9.0 million at December 31, 1999.

     The carrying amount of other receivables as to which payments were in arrears was $3.0 million at December 31, 2000 and $2.1 million at December 31, 1999.

2.  Segment Reporting

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

     Information about the Company's separate business segments and in total as of and for the three month period ended December 31, 2000 and 1999 is as follows:

                        As of and for the quarter ended December 31, 2000
                    ----------------------------------------------------------
                                                    Property
                                      Annuity      Development
                     Investing      Operations     Operations       Total
                    ----------------------------------------------------------
Revenues            $ 1,898,763    $  8,068,840     $278,580     $ 10,246,183
Income (loss)        (3,594,726)      2,533,067      (83,010)      (1,144,669)
from operations
Identifiable         89,101,493     290,707,367      148,647      379,957,507
assets, net
Depreciation            244,606         938,493        4,587        1,187,686
and amortization
Capital                       -               -            -                -
expenditures


                        As of and for the quarter ended December 31, 1999
                    ----------------------------------------------------------
                                       Annuity      Property
                     Investing       Operations    Development       Total
                    ----------------------------------------------------------
Revenues            $ 4,394,293    $  5,443,859    $ 524,816     $ 10,362,968
Income (loss)         1,286,047        (509,126)     (35,112)         741,809
from operations
Identifiable         55,672,328     238,111,547      176,385      293,960,260
assets, net
Depreciation            220,783         692,259        4,198          917,240
and amortization
Capital                       -                          698           14,610
expenditures                             13,912

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     These discussions may contain some forward-looking statements. A forward-looking statement may contain words such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company"Company's actual results to differ materially from those projected in forward-looking statements.

General

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

   Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"), investment securities and other assets through funds provided by annuity sales, receivable cash flow, certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"), which has as its principal subsidiaries Metwest Mortgage Services, Inc. ("Metwest") and Western United Life Assurance Company ("Western United"). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group.

   Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. During the three month periods ended December 31, 2000 and 1999, respectively, the majority of the Consolidated Group's acquisitions were Commercial Loans originated primarily by Old Standard. Management anticipates that this emphasis will continue. However, the Consolidated Group may also acquire loans pursuant to the agreement with Metropolitan.

Commercial Loan Originations

   The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million.

   The Consolidated Group currently projects continued expansion of the origination of commercial loans during the remainder of 2001. Current projections include the possibility that principally all of the Consolidated Group"Group's Receivable acquisitions during the remainder of 2001 may be new commercial loan originations. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets. The Consolidated Group also underwrites and originates commercial loans which are held by Metropolitan, Western United and Metwest.

   The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has secured a line of credit agreement with the FHLB through its subsidiary, Old Standard. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2000, Old Standard had a stock investment in the FHLB of $0.6 million, which resulted in a borrowing capacity of $12.5 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At December 31, 2000, Old Standard had pledged $25.8 million in eligible collateral with a market value of $21.4 million and a borrowing potential of $12.5 million. At December 31, 2000, Old Standard did not have any outstanding borrowings, leaving an unused borrowing potential of $12.5 million. In the event that Old Standard wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

Issuance of Annuity Products

   The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group from Metropolitan on May 31, 1995. Old Standard markets its annuity products through over 300 independent salges representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Iowa, Montana, North Dakota, Oregon, South Dakota, Washington and Utah.

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

   The annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard's and Old West's management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. ("Best") rating of "B" (fair) and Old West has been assigned a Best rating of "B" (fair). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of the policyholders and insurance agents.

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At December 31, 2000, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At December 31, 2000, the Company had registered $50,000,000 of Series B Investment Certificates and 200,000 shares of preferred stock that carry a $100 issue price for a total preferred stock offering price of $20,000,000. Both registrations expired on January 31, 2001. On February 13, 2001, the Company's registration statements on Form S-2, registering for sale up to $100,000,000 of investment securities and up to $50,000,000 of preferred stock became effective. These securities will be offered to the public on a continuous best efforts basis through January 31, 2002. Additionally, In October, 2000, Summit successfully completed a $22.5 million publicly traded note offering listed with the Pacific Exchange. The notes bear interest at 9.5% and mature on September 15, 2005.

     For the three month period ended December 31, 2000, $70.3 million in funds provided by the Company's various liquidity sources were used to (1) invest $34.4 million primarily in Receivables and investments and (2) fund $25.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

     For the three month period ended December 31, 1999, $46.6 million in funds provided by the Company's various liquidity sources were used to (1) invest $49.6 million primarily in Receivables and investments and (2) fund $18.3 million in debt maturities, annuity product surrenders, and the payment of dividends and (3) fund $10.5 million in operating activities.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

     The net loss after income taxes for the three month period ended December 31, 2000 was $0.5 million on $10.2 million in revenues compared to net income of $0.4 million on $10.4 million in revenues for the three month period ended December 31, 1999. The net loss before income taxes for the three months ended December 31, 2000 was $1.1 million compared to net income of $0.7 million for the three months ended December 31, 1999.

     The increase in net loss before income taxes of $1.8 million was primarily due to:
     . an increase in loss on sale of investments of $2.2 million, and . an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $1.4 million.

     These changes were partially offset by an increase in net interest spread and an increase in fees, commissions, service and other income.

     During the three month period ended December 31, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million in 2000, compared to $2.4 million in the prior year's period. The increase was primarily the result of additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in an "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

     During the three month period ended December 31, 2000, the Company's net loss on investments, including mark to market adjustments on trading securities, was $1.9 million compared to a net gain of $0.3 million during the same period ended December 31, 1999. The net loss in the current period was the result of a $1.9 million decrease in the market value of investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities decreased, thereby decreasing the value of Company's investment.

     During the three months ended December 31, 2000, the Company experienced a growth in fees, commissions and other income in comparison to the same period in 1999. The increase in income was primarily the result of an increase in commission earned by MIS.

     During the three month period ended December 31, 2000, the Company has experienced a growth in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the three month period ended December 31, 1999. The increase resulted primarily from an increase in MIS commissions paid and increased costs associated with its commercial lending and insurance operations.

New Accounting Pronouncements
-----------------------------

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The Company implemented SFAS No. 133, as amended, on October 1, 2000. Except for a reclassification of approximately $4.6 million of investments from held-to-maturity to available-for-sale, this implementation did not have a material effect on the Company's financial statements.

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

During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF will change the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. The Consolidated Group must adopt the provisions of EITF 99-20 on April 1, 2001, but has not fully determined the effect of implementing EITF 99-20. As such, there may be declines in fair value of investments, which are currently recorded in other comprehensive losses, which will be considered to be permanent impairments resulting in a charge against earnings upon adoption.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Consolidated Group is in the process of evaluating the impact of SFAS 140 on its results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three month period ended December 31, 2000, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million in 2000, compared to $2.4 million in the prior year's period. The increase was primarily the result of additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company's results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in an "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None

(b)    Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 13th day of February 2001 on its behalf by the undersigned, thereunto duly authorized.

         SUMMIT SECURITIES, INC.

         /s/ TOM TURNER
         ----------------------------------------------
         Tom Turner
         President/Director

         /s/ JULIE SHIFLETT
         ----------------------------------------------
         Julie Shiflett
         Principal Financial Officer