Form 10-Q
period 2001-03-31
SUMMIT SECURITIES INC /ID/
filed 2001-05-15
CIK 868016

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001

                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________ to ____________

                        Commission file number 1-16177

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

     Common: 10,000 shares at April 30, 2001.

                            SUMMIT SECURITIES, INC.
                                     INDEX

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

     Condensed Consolidated Balance Sheets
     As of March 31, 2001 and September 30, 2000 (unaudited)

     Condensed Consolidated Statements of Operations
     Six Months Ended March 31, 2001 and 2000 (unaudited)
     Three Months Ended March 31, 2001 and 2000 (unaudited)

     Consolidated Statements of Comprehensive Income
     Six Months Ended March 31, 2001 and 2000 (unaudited)
     Three Months Ended March 31, 2001 and 2000 (unaudited)

     Consolidated Statement of Stockholders' Equity
     Six Months Ended March 31, 2001 (unaudited)

     Condensed Consolidated Statements of Cash Flows
     Six Months Ended March 31, 2001 and 2000 (unaudited)

     Notes to Condensed Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               March 31,                September 30,
                                                                 2001                       2000
                                                             ------------               ------------
ASSETS
 Cash and cash equivalents                                   $ 36,916,578               $ 24,228,881
 Investments
   Affiliated companies                                         4,522,425                  4,522,425
   Trading securities, at market                               22,307,607                 26,264,393
   Available-for-sale securities, at market                    79,575,312                 71,101,180
   Held-to-maturity securities, at amortized cost
     (market value: $0 and $4,679,047)                                  -                  4,616,744
   Accrued interest on investments                                748,797                  1,027,629
                                                             ------------               ------------

     TOTAL CASH AND INVESTMENTS                               144,070,719                131,761,252
                                                             ------------               ------------

 Real estate contracts and mortgage notes and other
  receivables, net                                            239,711,079                212,649,300
 Real estate held for sale                                      5,992,511                  5,033,370
                                                             ------------               ------------
 Total receivables and real estate assets                     245,703,590                217,682,670
 Less allowance for losses                                     (8,366,345)                (6,755,244)
                                                             ------------               ------------
 NET RECEIVABLES AND REAL ESTATE ASSETS                       237,337,245                210,927,426
                                                             ------------               ------------
 Deferred acquisition costs, net                               13,878,699                 12,869,074
 Other assets, net                                              4,220,228                  3,767,834
                                                             ------------               ------------
             TOTAL ASSETS                                    $399,506,891               $359,325,586
                                                             ============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
   Annuity reserves                                          $267,811,629               $237,634,664
   Investment certificates and accrued interest                84,570,426                 70,435,014
   Debt payable                                                11,069,834                 18,206,343
   Accounts payable and accrued expenses                        6,388,296                  3,220,151
                                                             ------------               ------------
   TOTAL LIABILITIES                                          369,840,185                329,496,172
                                                             ------------               ------------
 STOCKHOLDERS' EQUITY
   Common stock, $10 par value, 2,000,000 shares
    authorized:  10,000 shares issued and outstanding             100,000                    100,000
   Preferred stock, $10 par value, 10,000,000 shares
    authorized, 303,365 and 289,816 shares issued and
    outstanding (liquidation preference $30,336,493 and
    $28,981,610 respectively)                                   3,033,650                  2,898,161
   Additional paid-in capital                                  24,532,371                 23,383,884
   Retained earnings                                            3,261,399                  8,454,394
   Accumulated other comprehensive loss                        (1,260,714)                (5,007,025)
                                                             ------------               ------------
   TOTAL STOCKHOLDERS' EQUITY                                  29,666,706                 29,829,414
                                                             ------------               ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $399,506,891               $359,325,586
                                                             ============               ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   Three Months Ended            Six Months Ended
                                                                        March 31,                    March 31,
                                                                    2001          2000           2001          2000
                                                               ------------  ------------    -----------   -----------
REVENUES
 Interest on receivables                                        $ 6,108,086   $ 3,709,929    $11,526,967   $ 7,558,582
 Earned discount on receivables                                   1,537,383     1,077,229      3,492,164     1,832,493
 Other investment income                                          2,499,937     2,353,954      5,078,470     4,722,977
 Investment gains (losses), net                                  (4,613,337)    3,303,971     (6,525,289)    3,590,559
 Realized net gains (losses) on sales of receivables                 54,960        (6,867)        54,960       293,656
 Real estate sales                                                  352,000       796,941        649,090     2,219,874
 Fees, commissions, service and other income                      2,348,503     2,719,180      4,257,353     4,049,164
                                                                -----------    ----------   ------------    ----------
   TOTAL REVENUES                                                 8,287,532    13,954,337     18,533,715    24,267,305
                                                                -----------    ----------   ------------    ----------
EXPENSES
 Annuity benefits                                                 4,069,374     2,808,598      7,993,982     5,761,831
 Interest                                                         2,192,157     1,644,703      4,322,622     3,289,924
 Cost of real estate sold                                           350,959       718,195        640,589     2,124,317
 Provision for losses on real estate contracts and real estate
  held for sale                                                   1,528,539       369,620      2,161,627       587,511
 Provision for losses on other assets                                     -        75,000              -       450,000
 Salaries and employee benefits                                     836,290       651,692      1,643,488     1,282,789
 Commissions to agents                                            3,185,004     2,751,709      5,831,647     4,032,053
 Other operating and underwriting expenses                          282,777       615,945      1,501,280     1,535,992
 Decrease (increase) in deferred acquisition costs, net of
  amortization                                                      (83,771)      146,462       (343,054)      288,666
                                                                -----------    ----------   ------------    ----------
   TOTAL EXPENSES                                                12,361,329     9,781,924     23,752,181    19,353,083
                                                                -----------    ----------   ------------    ----------
Income (loss) before income taxes                                (4,073,797)    4,172,413     (5,218,466)    4,914,222
Income tax benefit (provision)                                    1,236,331    (1,242,676)     1,864,771    (1,552,732)
                                                                -----------    ----------   ------------    ----------
NET INCOME (LOSS)                                                (2,837,466)    2,929,737     (3,353,695)    3,361,490
Preferred stock dividends                                          (616,158)     (480,439)    (1,239,300)     (898,101)
                                                                -----------    ----------   ------------    ----------
Income (loss) applicable to common stockholder                  $(3,453,624)  $ 2,449,298    $(4,592,995)  $ 2,463,389
                                                                ===========    ==========    ===========    ==========
Basic and diluted income (loss) per share
 applicable to common stockholder                                  $(345.36)      $244.93       $(459.30)      $246.34

Weighted average number of shares of common
 stock outstanding                                                   10,000        10,000         10,000        10,000


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       Three Months Ended              Six Months Ended
                                                            March 31,                       March 31,
                                                      2001            2000            2001             2000
                                                 ------------     ------------    ------------     ------------
 Net income (loss)                               $ (2,837,466)    $  2,929,737    $ (3,353,695)    $  3,361,490

   OTHER COMPREHENSIVE INCOME:
   Cumulative effect of accounting change                   -               -           40,497                -
   Change in unrealized gain on investments         6,431,643          997,793       5,635,732          183,290
   Deferred income tax provision                   (2,186,759)        (339,250)     (1,929,918)         (62,319)
                                                 ------------     ------------    ------------     ------------
 Net other comprehensive income                     4,244,884          658,543       3,746,311          120,971
                                                 ------------     ------------    ------------     ------------
 Comprehensive income                            $  1,407,418     $  3,588,280    $    392,616     $  3,482,461
                                                 ============     ============    ============     ============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                     Accumulated
                                                                                        Other
                                                                   Additional       Comprehensive      Retained
                                Preferred Stock   Common Stock   Pain-In Capital        Loss           Earnings         Total
                                ---------------   ------------   ---------------    -------------   -------------    ------------
BALANCE, SEPTEMBER 30, 2000        $2,898,161       $100,000       $23,383,884       $(5,007,025)    $ 8,454,394     $29,829,414

Net (loss)                                                                                            (3,353,695)     (3,353,695)
Net change in unrealized
 gains on investments, net
 of taxes                                                                              3,746,311                       3,746,311
Cash dividends, common
 ($60 per share)                                                                                        (600,000)       (600,000)
Cash dividends, preferred
 (variable rate)                                                                                      (1,239,300)     (1,239,300)
Redemption and retirement
 of preferred stock                   (43,232)                        (389,087)                                         (432,319)
Sale of variable rate
 preferred stock, net                 178,721                        1,537,574                                         1,716,295
                                   ----------       --------       -----------       -----------     -----------     -----------
BALANCE, MARCH 31, 2001            $3,033,650       $100,000       $24,532,371       $(1,260,714)    $ 3,261,399     $29,666,706
                                   ==========       ========       ===========       ===========     ===========     ===========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                       Six Months Ended March 31,
                                                                        2001                2000
                                                                  --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (3,353,695)        $  3,361,490
    Adjustments to reconcile net income
     (loss) to net cash from operating activities
       Proceeds from sales of trading securities                       2,858,923            6,753,769
       Acquisition of trading securities, net of maturities             (699,900)         (21,917,484)
       Earned discounts on receivables                                (3,492,164)          (1,832,493)
       (Gains) losses on investments and receivables, net              6,470,329           (3,884,215)
       Gains on sales of real estate                                      (8,501)             (95,557)
       Provision for losses on real estate assets                      2,161,627              587,511
       Provision for losses on other assets                                                   450,000
       Depreciation and amortization                                   2,365,392            1,833,435
       Deferred income tax provision (benefit)                        (1,409,237)           1,280,459
       Changes in assets and liabilities:
         Deferred costs                                               (2,204,054)          (1,111,334)
         Life insurance and annuity reserves                           7,889,583            5,657,323
         Compound and accrued interest on debentures and
           debt payable                                                  113,474              873,394
         Accrued interest on real estate contracts and
           mortgage notes receivable                                  (3,481,915)            (418,529)

         Accounts payable and accrued expenses including
           receivables from/payables to affiliates, net                2,509,369            1,425,381
         Other, net                                                     (861,216)            (312,485)
                                                                  --------------       --------------
               Net cash from (used by) operating activities            8,858,015           (7,349,335)
                                                                  --------------       --------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sales of available-for-sale investments              14,835,585           14,246,640
   Purchase of available-for-sale investments                        (18,544,304)         (19,880,467)
   Proceeds from investment maturities                                 1,189,312            1,753,871
   Principal payments on real estate contracts and mortgage
     notes and other receivables                                      28,133,906           30,572,342
   Purchase of real estate contracts and mortgage notes and
     other receivables                                               (49,578,427)         (53,698,920)
   Proceeds from real estate sales                                       649,090            2,219,874
   Additions to real estate held for sale                               (322,579)            (266,124)
   Proceeds from sale of receivables                                           -            5,148,435
                                                                  --------------       --------------
     Net cash used by investing activities                           (23,637,417)         (19,904,349)
                                                                  --------------       --------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Receipts from annuity products                                     35,552,899           14,273,603
   Withdrawals of annuity products                                    (9,230,997)         (15,822,136)
   Redemption and retirement of preferred stock                         (432,319)             (69,074)
   Proceeds from issuance of investment certificates                  25,142,150            6,418,347
   Repayment of investment certificates                              (11,120,211)          (4,618,607)
   Decrease in debt borrowings                                        (7,017,790)                   -
   Repayment to banks and others                                        (125,075)              (3,416)
   Debt issuance costs                                                (1,144,034)            (430,655)
   Issuance of preferred stock                                         1,716,295            6,171,644
   Reinsurance of annuity products to reinsurers, net                 (4,034,519)         (10,953,560)
   Cash dividends on preferred and common stock                       (1,839,300)          (1,898,101)
                                                                  --------------       --------------
     Net cash from (used by) financing activities                     27,467,099           (6,931,955)
                                                                  --------------       --------------
Net increase (decrease) in cash and cash equivalents                  12,687,697          (34,185,639)
Cash and cash equivalents, beginning of period                        24,228,881           42,242,161
                                                                  --------------       --------------
Cash and cash equivalents, end of period                            $ 36,916,578         $  8,056,522
                                                                  ==============       ==============

NON CASH INVESTING AND FINANCING ACTIVITIES OF
 THE COMPANY:
 Real estate acquired through foreclosure                           $  1,362,334         $  3,949,886
 Transfer of investments from held-to-maturity to
   available-for-sale securities                                       4,616,744                    -

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                   SUMMIT SECURITIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the "Company") as of March 31, 2001, the results of operations for the three and six months ended March 31, 2001 and 2000 and the cash flows for the six months ended March 31, 2001 and 2000. The results of operations for the six months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K.

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

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Consolidated Group was required to adopt this EITF on April 1, 2001. This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. As of March 31, 2001, the Company had approximately $1.3 million in net temporary declines in fair value recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of SOP 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS 140 did not have a material impact on the consolidated financial statements.

2.  Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties.

     Information about the Company's separate business segments and in total as of and for the six and three month periods ended March 31, 2001 and 2000 is as follows:

                                            As of and for the six month period ended March 31, 2001
                            ---------------------------------------------------------------------------------------
                                                                       Property
                                                     Annuity         Development     Intersegment
                                Investing          Operations         Operations     Eliminations        Total
                            ---------------------------------------------------------------------------------------
Revenues                      $  1,492,134         $ 16,499,318       $  542,263                      $ 18,533,715
Income (loss) from
 operations                     (6,128,610)             984,861          (74,717)                       (5,218,466)
Identifiable assets, net       119,997,118          314,832,561          246,891      (35,569,679)     399,506,891
Depreciation and
 amortization                      489,699            1,866,986            8,707                         2,365,392
Capital expenditures                     -                  178                -                               178

                                           As of and for the three month period ended March 31, 2001
                            ---------------------------------------------------------------------------------------
                                                                       Property
                                                     Annuity         Development     Intersegment
                                Investing          Operations         Operations     Eliminations        Total
                            ---------------------------------------------------------------------------------------
Revenues                      $   (406,629)        $  8,430,478        $  263,683                    $  8,287,532
Income (loss) from
 operations                     (2,533,884)          (1,548,206)            8,293                      (4,073,797)
Identifiable assets, net       119,997,118          314,832,561           246,891     (35,569,679)    399,506,891
Depreciation and
 amortization                      245,093              928,493             4,120                       1,177,706
Capital expenditures                     -                  178                 -                             178

                                            As of and for the six month period ended March 31, 2000
                            ---------------------------------------------------------------------------------------
                                                                       Property
                                                     Annuity         Development     Intersegment
                                Investing          Operations         Operations     Eliminations        Total
                            ---------------------------------------------------------------------------------------
Revenues                      $ 12,045,148         $ 11,135,432       $   1,086,725                   $ 24,267,305
Income (loss) from
 operations                      3,613,028            1,407,131            (105,937)                     4,914,222
Identifiable assets, net        98,640,040          236,079,255             102,755    (35,147,513)    299,674,537
Depreciation and
 amortization                      419,578            1,405,233               8,624                      1,833,435
Capital expenditures                     -               18,641              8,806                         27,447

                                           As of and for the three month period ended March 31, 2000
                            ---------------------------------------------------------------------------------------
                                                                       Property
                                                     Annuity         Development     Intersegment
                                Investing          Operations         Operations     Eliminations        Total
                            ---------------------------------------------------------------------------------------
Revenues                      $ 7,650,855          $  5,741,573       $   561,909                     $  13,954,337
Income (loss) from
 operations                     2,326,981             1,916,257           (70,825)                        4,172,413
Identifiable assets, net       98,640,040           236,079,255           102,755      (35,147,513)     299,674,537
Depreciation and
 amortization                     198,762               712,974             4,426                           916,162
Capital expenditures                    -                 4,739             8,108                            12,847

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     These discussions may contain forward-looking statements. A forward-looking statement may contain words or phrases such as "will continue to be," "will be," "continue to," "expect to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

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

     In April 2001, the Consolidated Group participated with Metropolitan in a transaction with Ocwen Financial Corporation (NYSE: OCN) where the servicing rights to approximately $1.8 billion in securitized mortgages and owned loans will be transferred from the Consolidated Group and Metropolitan to Ocwen. The servicing rights to approximately $123.6 million in owned loans will be transferred from the Consolidated Group in this transaction.

     Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. During the six month period ended March 31, 2001 and 2000, respectively, the majority of the Consolidated Group's acquisitions were Commercial Loans originated primarily by Old Standard. Management anticipates that this emphasis will continue. However, the Consolidated Group may also acquire loans pursuant to the agreement with Metropolitan.

Commercial Loan Originations

     The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million.

     The Consolidated Group currently projects continued expansion of the origination of commercial loans during the remainder of 2001. Current projections include the possibility that principally all of the Consolidated Group's Receivable acquisitions during the remainder of 2001 may be new commercial loan originations. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets. The Consolidated Group also underwrites and originates commercial loans which are held by Metropolitan, Western United and Metwest.

     The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group.

Delinquencies

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $46.4 million at March 31, 2001 and $8.1 million at March 31, 2000.

     The carrying amount of other receivables as to which payments were in arrears more than three months was $2.9 million at March 31, 2001 and $3.0 million at March 31, 2000.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has a secured line of credit agreement with the FHLB through its subsidiary, Old Standard. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2001, Old Standard had a stock investment in the FHLB of approximately $0.6 million, which resulted in a borrowing capacity of $12.7 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At March 31, 2001, Old Standard had pledged $25.7 million in eligible collateral with a market value of $20.9 million and a borrowing potential of $12.7 million. At March 31, 2001, Old Standard did not have any outstanding borrowings, leaving an unused borrowing potential of $12.7 million. In the event that Old Standard wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

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

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At March 31, 2001, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At March 31, 2001, the Company had registered $100,000,000 of Series B and B-1 Investment Certificates and 500,000 shares of Series R and T preferred stock that carry a $100 issue price for a total preferred stock offering price of $50,000,000. These securities will be offered to the public on a continuous best efforts basis through February 13, 2002. Additionally, in October, 2000, Summit successfully completed a $22.5 million publicly traded note offering listed with the Pacific Exchange. The notes bear interest at 9.5% and mature on September 15, 2005.

     For the six month period ended March 31, 2001, $116.0 million in funds provided by the Company's various liquidity sources were used to (1) invest $68.4 million primarily in Receivables and investments and (2) fund $34.9 million in debt maturities, annuity product surrenders, and the payment of dividends.

     For the six month period ended March 31, 2000, $80.7 million in funds provided by the Company's various liquidity sources were used to (1) invest $73.8 million primarily in Receivables and investments and (2) fund $33.8 million in debt maturities, annuity product surrenders, and the payment of dividends and (3) fund $7.3 million in operating activities.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000.

     The net loss after income taxes for the six month period ended March 31, 2001 was $3.4 million on $18.5 million in revenues compared to net income of $3.4 million on $24.3 million in revenues for the six month period ended March 31, 2000. The net loss before income taxes for the six months ended March 31, 2001 was $5.2 million compared to net income of $4.9 million for the six months ended March 31, 2000.

     The increase in net loss before income taxes of $10.1 million was primarily due to:

     . an increase in loss on investments of $10.1 million, and . an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $1.5 million.
     .  an increase in provision for losses of $1.1 million.

     These changes were partially offset by a $2.7 million increase in net interest spread.

     During the six month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $7.8 million, compared to $5.1 million in the prior year's period. The increase was primarily the result of additional earning assets funded (primarily commercial loans), at a positive spread, by increased sales of annuity products and sales of investment certificates.

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

     During the six month period ended March 31, 2001, the Company reported a $6.5 million loss on investments. The loss was primarily the result of reclassifying temporary declines in the value of certain investments from accumulated other comprehensive loss in stockholders' equity to loss on investments as the result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the six month period ended March 31, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value due to a downgrading of the securities. Accordingly, the Company reclassified $2.1 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a loss on investments. Additionally, during the current period, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.1 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a realized loss on investments.

     Additionally, the Company experienced net mark to market losses on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The performance of the NASDAQ, which lost approximately 50% of its value during the six month period ended March 31, 20001, has directly affected the value of the Company's investments in the limited partnership interests. During the current period, the value of the equity securities decreased, thereby decreasing the value of Company's investment by approximately $2.4 million.

     During the six month period ended March 31, 2001, the Company experienced a $1.5 million growth in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the six month period ended March 31, 2000. The increase resulted primarily from an increase in deferred policy acquisition cost amortization and commissions paid by MIS.

     During the six month period ended March 31, 2001, the provision for losses was approximately $2.1 million compared to $1.0 million for the same period ended March 31, 2000. To provide for what management believes is an adequate allowance for probable losses, the provision for losses on receivables have increased with (i) the size of the receivable portfolio, due primarily to an increase in commercial loans and (ii) an increase in portfolio delinquencies. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Group's relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

     The net loss after income taxes for the three month period ended March 31, 2001 was $2.8 million on $8.3 million in revenues compared to net income of $2.9 million on $14.0 million in revenues for the three month period ended March 31, 2000. The net loss before income taxes for the three months ended March 31, 2001 was $4.1 million compared to net income of $4.2 million for the three months ended March 31, 2000.

     The increase in net loss before income taxes of $8.3 million was primarily due to:

     . an increase in loss on investments of $7.9 million, and . an increase in provision for losses of $1.1 million.

     These changes were partially offset by a $1.2 million increase in net interest spread.

     During the three month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million, compared to $2.7 million in the prior year's period. The increase was primarily the result of additional earning assets funded (primarily commercial loans), at a positive spread, by increased sales of annuity products and sales of investment certificates.

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

     During the three month period ended March 31, 2001, the Company reported a $4.6 million loss on investments. The loss was primarily the result of reclassifying temporary declines in the value of certain investments from accumulated other comprehensive loss in stockholders' equity to loss on investments as the result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the three month period ended March 31, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value due to a downgrading of the securities. Accordingly, the Company reclassified $2.1 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a loss on investments. Additionally, during the current period, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.1 million from accumulated other comprehensive loss in stockholders' equity to the statement of operations as a realized loss on investments.

     During the three month period ended March 31, 2001, the provision for losses was approximately $1.5 million compared to $0.4 million for the same period ended March 31, 2000. To provide for what management believes is an adequate allowance for probable losses, the provision for losses on receivables have increased with (i) the size of the receivable portfolio, due primarily to an increase in commercial loans and (ii) an increase in portfolio deliquencies. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Group's relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations.

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

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Consolidated Group was required to adopt this EITF on April 1, 2001. This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of its investment is other than temporary. As of March 31, 2001, the Company had approximately $1.3 million in net temporary declines in fair value recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of SOP 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

     On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS 140 did not have a material impact on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $7.8 million in 2001, compared to $5.1 million in the prior year's period. The increase was primarily the result of additional earning assets funded (primarily commercial loans), at a positive spread, by increased sales of annuity products and sales of investment certificates. During the three month period ended March 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million in 2001, compared to $2.7 million in the prior year's period. The increase was primarily the result of additional earning assets funded (primarily commercial loans), at a positive spread, by increased sales of annuity products and sales of investment certificates.

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

PART II-OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

There have been no reports on Form 8-K filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 15th day of May 2001 on its behalf by the undersigned, thereunto duly authorized.

         SUMMIT SECURITIES, INC.

         /s/ TOM TURNER
         _______________________________
         Tom Turner
         President/Director