Form 10-Q
period 2001-06-30
SUMMIT SECURITIES INC /ID/
filed 2001-08-14
CIK 868016

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         For the quarterly period ended June 30, 2001

                              OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         For the transition period from ____________ to ____________

                         Commission file number 1-16177

                             SUMMIT SECURITIES, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             IDAHO                                   82-0438135
             -----                                   ----------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                  601 W. 1st AVENUE, SPOKANE, WASHINGTON 99201
                 --------------------------------------  -------
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

     Common: 10,000 shares at July 31, 2001.

                             SUMMIT SECURITIES, INC.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

         Condensed Consolidated Balance Sheets As of June 30, 2001 and September 30, 2000 (unaudited)

         Condensed Consolidated Statements of Operations
         Nine Months Ended June 30, 2001 and 2000 (unaudited)
         Three Months Ended June 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statements of Comprehensive Income Nine Months Ended June 30, 2001 and 2000 (unaudited)
         Three Months Ended June 30, 2001 and 2000 (unaudited)

         Condensed Consolidated Statement of Stockholders' Equity
         Nine Months Ended June 30, 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended June 30, 2001 and 2000 (unaudited)

         Notes to Condensed Consolidated Financial Statements

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 30,                 September 30,
                                                                              2001                       2000
                                                                         --------------             --------------
ASSETS
    Cash and cash equivalents                                             $ 40,977,680               $ 24,228,881
    Investments
      Affiliated companies                                                   4,522,425                  4,522,425
      Trading securities, at market                                         23,860,752                 26,264,393
      Available-for-sale securities, at
        market                                                              78,209,918                 71,101,180
      Held-to-maturity securities, at
        amortized cost (market value:
        $0 and $4,679,047)                                                           -                  4,616,744
      Accrued interest on investments                                          741,813                  1,027,629
                                                                          ------------               ------------
          TOTAL CASH AND INVESTMENTS                                       148,312,588                131,761,252
                                                                          ------------               ------------
    Real estate contracts and mortgage notes and other
       receivables, net                                                    257,561,778                212,649,300
    Real estate held for sale                                                9,011,264                  5,033,370
                                                                          ------------               ------------
    Total receivables and real estate assets                               266,573,042                217,682,670
    Less allowance for losses                                              (10,762,732)                (6,755,244)
                                                                          ------------               ------------
    NET RECEIVABLES AND REAL ESTATE ASSETS                                 255,810,310                210,927,426
                                                                          ------------               ------------
    Deferred acquisition costs, net                                         14,259,773                 12,869,074
    Other assets, net                                                        4,298,491                  3,767,834
                                                                          ------------               ------------
          TOTAL ASSETS                                                    $422,681,162               $359,325,586
                                                                          ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
      Annuity reserves                                                    $280,659,814               $237,634,664
      Investment certificates and accrued interest                          96,179,997                 70,435,014
      Debt payable                                                          11,072,885                 18,206,343
      Accounts payable and accrued expenses                                  3,323,632                  3,220,151
                                                                          ------------               ------------
          TOTAL LIABILITIES                                                391,236,328                329,496,172
                                                                          ------------               ------------
    STOCKHOLDERS' EQUITY
       Common stock, $10 par value, 2,000,000 shares
          authorized: 10,000 shares issued and outstanding                     100,000                    100,000
       Preferred stock, $10 par value, 10,000,000 shares authorized,
          318,795 and 289,816 shares issued and outstanding (liquidation
          preference $31,879,470 and $28,981,601 respectively)               3,187,946                  2,898,161
       Additional paid-in capital                                           25,839,540                 23,383,884
       Retained earnings                                                     3,529,940                  8,454,394
       Accumulated other comprehensive loss                                 (1,212,592)                (5,007,025)
                                                                          ------------               ------------
       TOTAL STOCKHOLDERS' EQUITY                                           31,444,834                 29,829,414
                                                                          ------------               ------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                          $422,681,162               $359,325,586
                                                                          ============               ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                            Three Months Ended               Nine Months Ended
                                                                                  June 30,                        June 30,
                                                                           2001              2000          2001             2000
                                                                       -----------       -----------    -----------     ------------
REVENUES
    Interest on receivables                                            $ 6,682,692       $ 3,851,430    $18,209,659     $11,410,012
    Earned discount on receivables                                       1,590,121         1,295,665      5,082,285       3,128,158
    Other investment income                                              2,382,926         2,303,575      7,461,396       7,026,552
    Investment gains (losses), net                                       1,096,331        (2,449,605)    (5,428,958)      1,140,954
    Realized gains on sales of receivables                                   8,144            51,525         63,104         345,181
    Real estate sales                                                      959,435           504,988      1,608,525       2,724,862
    Fees, commissions, service and other income                          2,121,169         2,114,980      6,378,522       6,164,144
                                                                       -----------       -----------    -----------     -----------
          TOTAL REVENUES                                                14,840,818         7,672,558     33,374,533      31,939,863
                                                                       -----------       -----------    -----------     -----------
EXPENSES
    Annuity benefits                                                     4,302,670         2,850,445     12,296,652       8,612,276
    Interest                                                             2,486,265         1,721,884      6,808,887       5,011,808
    Cost of real estate sold                                               957,904           544,803      1,598,493       2,669,120
    Provision (recoveries) for losses on real estate contracts and
       real estate held for sale                                           926,076          (247,894)     3,087,703         339,617
    Provision for losses on other assets                                    10,221           388,674         10,221         838,674
    Salaries and employee benefits                                         832,477           812,655      2,475,965       2,095,444
    Commissions to agents                                                2,872,157         2,351,224      8,703,804       6,383,277
    Other operating and underwriting expenses                              782,017           948,379      2,283,297       2,484,371
    Decrease (increase) in deferred acquisition costs, net of
       amortization                                                         48,385           (45,290)      (294,669)        243,376
                                                                       -----------       -----------    -----------     -----------
       TOTAL EXPENSES                                                   13,218,172         9,324,880     36,970,353      28,677,963
                                                                       -----------       -----------    -----------     -----------
Income (loss) before income taxes                                        1,622,646        (1,652,322)    (3,595,820)      3,261,900
Income tax benefit (provision)                                            (267,081)          626,621      1,597,690        (926,111)
                                                                       -----------       -----------    -----------     -----------
NET INCOME (LOSS)                                                        1,355,565        (1,025,701)    (1,998,130)      2,335,789
Preferred stock dividends                                                 (637,024)         (520,853)    (1,876,324)     (1,418,954)
                                                                       -----------       -----------    -----------     -----------
Income (loss) applicable to common stockholder                         $   718,541       $(1,546,554)   $(3,874,454)    $   916,835
                                                                       ===========       ===========    ===========     ===========
Basic and diluted income (loss) per share
  applicable to common stockholder                                     $     71.85       $   (154.66)   $   (387.45)    $     91.68
Weighted average number of shares of common
  stock outstanding                                                         10,000            10,000         10,000          10,000



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                          Three Months Ended                 Nine Months Ended
                                                                June 30,                         June 30,
                                                          2001            2000             2001           2000
                                                       -----------    ------------     ------------   -----------
    Net income (loss)                                  $ 1,355,565    $(1,025,701)     $(1,998,130)   $ 2,335,789

       OTHER COMPREHENSIVE INCOME (LOSS):
       Cumulative effect of accounting change                   -              -            40,497              -
       Change in unrealized income (loss) on
        investments                                         72,912     (4,590,899)       5,708,644     (4,407,609)
       Deferred income tax benefit (provision)             (24,790)     1,560,906       (1,954,708)     1,498,587
                                                       -----------    -----------      -----------    -----------
    Net other comprehensive income (loss)                   48,122     (3,029,993)       3,794,433     (2,909,022)
                                                       -----------    -----------      -----------    -----------
    Comprehensive income (loss)                        $ 1,403,687    $(4,055,694)     $ 1,796,303    $  (573,233)
                                                       ===========    ===========      ===========    ===========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                        Accumulated
                                                                           Additional      Other
                                                Preferred      Common       Paid-In     Comprehensive    Retained
                                                  Stock        Stock        Capital         Loss         Earnings        Total
                                               -----------    --------    -----------    -----------    ----------    -----------

BALANCE, SEPTEMBER 30, 2000                     $2,898,161    $100,000    $23,383,884    $(5,007,025)  $ 8,454,394   $ 29,829,414

Net (loss)                                                                                              (1,998,130)    (1,998,130)
Net change in unrealized income on
   investments, net of taxes                                                               3,794,433                    3,794,433
Cash dividends, common ($105 per share)                                                                 (1,050,000)    (1,050,000)
Cash dividends, preferred (variable rate)                                                               (1,876,324)    (1,876,324)
Redemption and retirement of preferred stock       (43,232)                  (389,087)                                   (432,319)
Sale of variable rate preferred stock, net         333,017                  2,844,743                                   3,177,760
                                                ----------    --------    -----------    -----------   -----------    -----------
BALANCE, JUNE 30, 2001                          $3,187,946    $100,000    $25,839,540    $(1,212,592)  $ 3,529,940    $31,444,834
                                                ==========    ========    ===========    ===========   ===========    ===========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Nine Months Ended June 30,
                                                                              2001                      2000
                                                                          -----------               -----------

Cash flow from operating activities:
  Net income (loss)                                                      $ (1,998,130)              $ 2,335,789
      Adjustments to reconcile net income
       (loss) to net cash from operating
       activities
         Proceeds from sales of trading
          securities                                                       16,917,966                11,501,211
         Acquisition of trading securities, net of maturities             (14,920,247)              (22,671,777)
         Earned discounts on receivables                                   (5,082,285)               (3,128,158)
         (Gains) losses on investments and
          receivables, net                                                  5,365,854                (1,921,212)
         Gains on sales of real estate                                        (10,032)                  (55,742)
         Provision for losses on real estate
          assets                                                            3,087,703                   339,617
         Provision for losses on other assets                                  10,221                   838,674
         Depreciation and amortization                                      3,600,597                 2,798,234
         Deferred income tax provision (benefit)                             (572,911)                  283,387
         Changes in assets and liabilities:
           Deferred costs                                                  (3,081,169)               (1,891,624)
           Life insurance and annuity reserves                             12,155,893                 8,434,473
           Compound and accrued interest on
            debentures and debt payable                                      (158,402)                  802,785
           Accrued interest on real estate
            contracts and mortgage notes
            receivable                                                     (6,449,484)                 (453,953)
           Accounts payable and accrued
            expenses including receivables
            from/payables to affiliates, net                                1,710,075                 1,177,352
           Other, net                                                      (1,617,627)                  617,560
                                                                          -----------               -----------
              Net cash from (used by) operating activities                  8,958,022                  (993,384)
                                                                          -----------               -----------
Cash flow from investing activities:
    Proceeds from sales of available-for-sale investments                  23,197,467                14,246,641
    Purchase of available-for-sale investments                            (27,111,984)              (21,820,788)
    Purchase of held to maturity investments                                        -                (3,105,250)
    Proceeds from investment maturities                                     1,585,013                 6,739,985
    Principal payments on real estate contracts and mortgage
       notes and other receivables                                         39,026,624                35,762,860
    Purchase of real estate contracts and mortgage notes and
       other receivables                                                  (80,578,877)              (84,055,833)
    Proceeds from real estate sales                                         1,608,525                 2,724,862
    Additions to real estate held for sale                                   (506,095)                 (706,201)
    Proceeds from sale of receivables                                       2,991,129                11,155,848
                                                                          -----------               -----------
              Net cash used by investing activities                       (39,788,198)              (39,057,876)
                                                                          -----------               -----------
Cash flow from financing activities:
    Receipts from annuity products                                         50,494,577                21,394,153
    Withdrawals of annuity products                                       (13,591,225)              (21,893,546)
    Redemption and retirement of preferred stock                             (432,319)                 (103,295)
    Proceeds from issuance of investment certificates                      41,078,270                 8,826,711
    Repayment of investment certificates                                  (15,174,884)               (8,487,140)
    Increase (decrease) in debt borrowings                                 (7,017,790)               12,020,183
    Repayment to banks and others                                            (124,225)                   (3,014)
    Debt issuance costs                                                    (1,870,771)                 (566,110)
    Issuance of preferred stock                                             3,177,760                 9,660,129
    Reinsurance of annuity products to reinsurers, net                     (6,034,094)              (11,003,149)
    Cash dividends on preferred and common stock                           (2,926,324)               (2,418,954)
                                                                          -----------               -----------
              Net cash from financing activities                           47,578,975                 7,425,968
                                                                          -----------               -----------
Net increase (decrease) in cash and cash equivalents                       16,748,799               (32,625,292)
Cash and cash equivalents, beginning of period                             24,228,881                42,242,161
                                                                          -----------               -----------
Cash and cash equivalents, end of period                                  $40,977,680               $ 9,616,869
                                                                          ===========               ===========
NON CASH INVESTING AND FINANCING
    ACTIVITIES OF THE COMPANY:
    Real estate acquired through foreclosure                              $ 5,164,462               $ 4,345,870
    Transfer of investments from
      held-to-maturity to available-for-sale securities                     4,616,744                         -


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the "Company") as of June 30, 2001, the results of operations for the three and nine month periods ended June 30, 2001 and 2000 and the cash flows for the nine month periods ended June 30, 2001 and 2000. The results of operations for the three and nine month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company's fiscal 2000 Form 10-K.

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

     In December, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The adoption of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     During the third quarter of 2000, the Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). This EITF changed the manner in which the Consolidated Group determines whether a decline in fair value of certain investments is other than temporary. As of June 30, 2001, the Company had approximately $0.3 million in temporary declines in fair value (net of tax) of securitization residual interests recorded in accumulated other comprehensive loss in stockholders' equity. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the consolidated financial statements.

    On September 29, 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The implementation of SFAS 140 did not have a material impact on the Consolidated Group's results of operations or financial condition.

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

         Information about the Company's separate business segments and in total as of and for the nine and three month periods ended June 30, 2001 and 2000 is as follows:

                                                          As of and for the nine month period ended June 30, 2001
                                        -----------------------------------------------------------------------------------
                                                                                         Property
                                                                  Annuity              Development
                                           Investing             Operations             Operations                 Total
                                          -----------           ------------          -------------             -----------
  Revenues                               $ 5,326,460            $ 27,231,735             $816,338              $ 33,374,533
  Income (loss) from operations              516,836              (4,210,622)              97,966                (3,595,820)
  Identifiable assets, net                84,690,193             337,533,173              457,796               422,681,162
  Depreciation and amortization              793,091               2,795,480               12,026                 3,600,597
  Capital expenditures                             -                       -                    -                         -


                                                          As of and for the nine month period ended June 30, 2001
                                        -----------------------------------------------------------------------------------
                                                                                         Property
                                                                  Annuity              Development
                                           Investing             Operations             Operations                 Total
                                          -----------           ------------          -------------             -----------
  Revenues                               $ 3,834,326            $ 10,732,417             $274,075              $ 14,840,818
  Income (loss) from operations            6,645,446              (5,195,483)             172,683                 1,622,646
  Identifiable assets, net                84,690,193             337,533,173              457,796               422,681,162
  Depreciation and amortization              303,392                 928,493                3,319                 1,235,204
  Capital expenditures                             -                       -                    -                         -



                                                           As of and for the nine month period ended June 30, 2000
                                         ----------------------------------------------------------------------------------
                                                                                          Property
                                                                   Annuity              Development
                                            Investing             Operations             Operations                Total
                                           -----------           ------------          -------------            -----------
  Revenues                               $13,197,037            $ 17,116,189           $1,626,637              $ 31,939,863
  Income (loss) from operations            1,500,862               2,078,954             (317,916)                3,261,900
  Identifiable assets, net                61,223,413             251,217,481              142,776               312,583,670
  Depreciation and amortization              642,224               2,142,904               13,106                 2,798,234
  Capital expenditures                             -                  18,641                8,806                    27,447


                                                          As of and for the nine month period ended June 30, 2000
                                        -----------------------------------------------------------------------------------
                                                                                         Property
                                                                  Annuity              Development
                                           Investing             Operations             Operations                Total
                                          -----------           ------------          -------------             -----------
  Revenues                               $ 1,151,889            $  5,980,757            $ 539,912              $  7,672,558
  Income (loss) from operations           (2,112,166)                671,823             (211,979)               (1,652,322)
  Identifiable assets, net                61,223,413             251,217,481              142,776               312,583,670
  Depreciation and amortization              222,646                 737,671                4,482                   964,799
  Capital expenditures                             -                       -                    -                         -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

         In April 2001, the Consolidated Group participated with Metropolitan in a transaction with Ocwen Financial Corporation (NYSE: OCN) where the servicing rights to approximately $1.8 billion in securitized mortgages and owned loans were transferred from the Consolidated Group and Metropolitan to Ocwen. The servicing rights to approximately $124.6 million in owned loans were transferred from the Consolidated Group in this transaction.

     Historically, the Consolidated Group's Receivable acquisitions have been made pursuant to an agreement with Metropolitan. During the nine month periods ended June 30, 2001 and 2000, respectively, the majority of the Consolidated Group's acquisitions were Commercial Loans originated primarily by Old Standard. Management anticipates that this emphasis will continue. However, the Consolidated Group may also acquire loans pursuant to the agreement with Metropolitan.

Commercial Loan Originations

     The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million.

     The Consolidated Group currently projects continued expansion of the origination of commercial loans during the remainder of 2001. Current projections include the possibility that principally all of the Consolidated Group's Receivable acquisitions during the remainder of 2001 may be new commercial loan originations. This projection is in part due to management's current perception that this market may be inadequately served by current lenders, who are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets. The Consolidated Group also underwrites and originates commercial loans which are held by Western United.

     The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group.

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $49.7 million at June 30, 2001 and $11.1 million at June 30, 2000.

     The principal amount of other receivables as to which payments were in arrears was $4.0 million at June 30, 2001 and $3.9 million at June 30, 2000.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of receivables and investments; receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has a line of credit agreement with the FHLB through its subsidiary, Old Standard. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2001, Old Standard had a stock investment in the FHLB of approximately $0.6 million, which resulted in a borrowing capacity of $12.9 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2001, Old Standard had pledged $25.6 million in eligible collateral with a market value of $20.9 million and a borrowing potential of $14.0 million. At June 30, 2001, Old

Standard did not have any outstanding borrowings, leaving an unused borrowing potential of $12.9 million. In the event that Old Standard wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

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

Reverse Repurchase Agreements

         In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At June 30, 2001, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At June 30, 2001, the Company had registered $100,000,000 of Series B and B-1 Investment Certificates and 500,000 shares of Series R and T preferred stock that carry a $100 issue price for a total preferred stock offering price of

$50,000,000. These securities will be offered to the public on a continuous best efforts basis through February 13, 2002. Additionally, in October, 2000, Summit successfully completed a $22.5 million publicly traded note offering listed with the Pacific Exchange. The notes bear interest at 9.5% and mature on September 15, 2005.

     For the nine month period ended June 30, 2001, $172.1 million in funds provided by the Company's various liquidity sources were used to (1) invest $108.2 million primarily in Receivables and investments and (2) fund $47.2 million in debt maturities, annuity product surrenders, and the payment of dividends.

     For the nine month period ended June 30, 2000, $122.5 million in funds provided by the Company's various liquidity sources were used to (1) invest $109.7 million primarily in Receivables and investments and (2) fund $44.5 million in debt maturities, annuity product surrenders, and the payment of dividends and (3) fund $1.0 million in operating activities.

     Management believes that cash, cash equivalents and liquidity provided through the Company's liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Nine Month Period Ended June 30, 2001 Compared to Nine Month Period Ended June 30, 2000.

     The net loss for the nine month period ended June 30, 2001 was $2.0 million on $33.4 million in revenues compared to net income of $2.3 million on $31.9 million in revenues for the nine month period ended June 30, 2000. The loss before income taxes for the nine months ended June 30, 2001 was $3.6 million compared to income before income taxes of $3.3 million for the nine months ended June 30, 2000.

     The increase in loss before income taxes of $6.9 million was primarily due to:

     o    an increase in loss on investments of $6.6 million, and

     o an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $1.9 million.

     o    an increase in provision for losses of $1.9 million.

     These changes were partially offset by a $3.7 million increase in net interest spread.

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

    During the nine month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $11.6 million, compared to $7.9 million in the prior year's period. The increase was primarily the result of an increase in commercial lending activity. Additionally, the average net interest margin increased to 4.27% through June 2001 compared to 4.05% through June 2000.

     During the nine month period ended June 30, 2001, the Company reported a $5.4 million loss on investments. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either "trading" or "available-for-sale" securities. Changes in the fair value of investments that are "trading" are included in earnings. Temporary declines in the fair value of investments that are "available-for-sale" are excluded from earnings and reported as a separate component of stockholders' equity. During the nine month period ended June 30, 2001, the Company determined that certain "available-for-sale" investments had other than temporary declines in value due to the downgrading of certain securities and the deterioration of expected future cash flows of certain residual certificates. Additionally, the Company realized a loss on the sale of a certain investment. Of the $5.0 million loss reported as a result of sales and permanent impairments, $4.3 million had previously been reported as a temporary decline in accumulated other comprehensive loss in stockholders' equity.

     Additionally, the Company experienced net mark to market losses on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The performance of the NASDAQ, which lost approximately 50% of its value during the nine month period ended June 30, 2001, has directly affected the value of the Company's investments in the limited partnership interests. During the current period, the value of the equity securities decreased, thereby decreasing the value of Company's investment by approximately $1.0 million.

     During the nine month period ended June 30, 2001, the provision for losses was approximately $3.1 million compared to $1.2 million for the same period ended June 30, 2000. To provide for what management believes is an adequate allowance for probable losses, the provision for losses on receivables have increased with (i) the size of the receivable portfolio, due primarily to an increase in commercial loans and (ii) an increase in portfolio delinquencies. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Group's relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations.

     The following table summarizes changes in the Consolidated Group's allowance for losses on real estate and other assets for the nine month periods ended June 30, 2001 and 2000:

                                       2001                2000
                                       ----                ----
Beginning Balance October 1,        6,755,244           3,961,020
Provision for losses                3,097,924           1,178,291
(Charge-offs) recoveries              909,564            (733,621)
                                   ----------           ---------
Ending Balance June 30,            10,762,732           4,405,690
                                   ==========           =========

     During the nine month period ended June 30, 2001, the Company experienced a $1.9 million growth in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs in comparison to the nine month period ended June 30, 2000. The increase resulted primarily from an increase in deferred policy acquisition cost amortization and commissions paid by MIS.

Three Month Period Ended June 30, 2001 Compared to Three Month Period Ended June 30, 2000.

     The net income for the three month period ended June 30, 2001 was $1.4 million on $14.8 million in revenues compared to a net loss of $1.0 million on $7.7 million in revenues for the three month period ended June 30, 2000. The income before income taxes for the three months ended June 30, 2001 was $1.6 million compared to a loss before income taxes of $1.7 million for the three months ended June 30, 2000.

     The increase in income before income taxes of $3.3 million was primarily due to:

     o    an increase in investment gains of $3.5 million, and

     o    an increase in net interest spread of $1.1 million.

     These changes were partially offset by:

     o    an increase in loss provisions of $0.8 million,

     o an increase in salaries and employee benefits, commissions, and other operating and underwriting expenses after capitalized acquisition costs of $0.5 million.

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

     During the three month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million, compared to $2.9 million in the prior year's period. The increase was primarily the result of an increase in commercial lending activity. Additionally, the average net interest margin increased to 4.27% through June 2001 compared to 4.05% through June 2000.

     During the three month period ended June 30, 2001, the Company reported a $1.1 million gain on investments. The gain was primarily the result of mark to market gains on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the current period, the value of the equity securities increased, thereby increasing the value of Company's investment by approximately $1.1 million.

     During the three month period ended June 30, 2001, the provision for losses was approximately $0.9 million compared to $0.1 million for the same period ended June 30, 2000. To provide for what management believes is an adequate allowance for probable losses, the provision for losses on receivables have increased with (i) the size of the receivable portfolio, due primarily to an increase in commercial loans and (ii) an increase in portfolio delinquencies. Due to the prior and anticipated increase in commercial loan acquisitions and the Consolidated Group's relatively short experience with these types of assets, there can be no assurance that actual losses will not exceed management's expectations.

     The following table summarizes changes in the Consolidated Group's allowance for losses on real estate and other assets for the three month periods ended June 30, 2001 and 2000:

                                       2001                 2000
                                       ----                 ----
Beginning Balance April 1,           8,366,345           4,360,221
Provision for losses                   936,297             140,780
(Charge-offs) Recoveries             1,460,090             (95,311)
                                    ----------           ---------
Ending Balance June 30,             10,762,732           4,405,690
                                    ==========           =========

     During the three month period ended June 30, 2001, the Company experienced a $0.5 million growth in salaries and employee benefits and other operating and underwriting expenses after capitalized acquisition costs compared to the three month period ended June 30, 2000. The increase resulted primarily from an increase in deferred policy acquisition cost amortization and commissions paid by MIS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $11.6 million, compared to $7.9 million in the prior year's period. During the three month period ended June 30, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $3.9 million, compared to $2.9 million in the prior year's period. The increase during the nine and three month periods was primarily the result of an increase in commercial lending activity. Additionally, the average net interest margin increased to 4.27% through June 2001 compared to 4.05% through June 2000.

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

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b) During the quarter ended June 30, 2001, the Registrant filed the following reports on Form 8-K:

     Form 8-K dated June 12, 2001, filed June 18, 2001 and amended on June 28,2001, reporting a change in auditors under Item 4, Change in Registrant's Certifying Accountant, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of August, 2001 on its behalf by the undersigned, thereunto duly authorized.

                                        SUMMIT SECURITIES, INC.

                                        /s/ TOM TURNER
                                        ------------------
                                        Tom Turner
                                        President/Director