Form 10-K405
period 2001-09-30
SUMMIT SECURITIES INC /ID/
filed 2001-12-31
CIK 868016

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                   FORM 10-K
                           -------------------------

(MARK
  ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO____________

                         COMMISSION FILE NUMBER 1-16177

                            SUMMIT SECURITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    IDAHO                                        82-0438135
           (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER
                                                            IDENTIFICATION NO.)

      601 WEST FIRST AVENUE SPOKANE, WA                          99201-5015
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Neither the voting nor non-voting common stock of the registrant is traded on any exchange; therefore there is no established market value. All of the common stock is held by an affiliate of the registrant.

     The number of shares outstanding of the Registrant's common stock, as of December 31, 2001, was 10,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                              ORGANIZATIONAL CHART
                           (AS OF SEPTEMBER 30, 2001)

                             [ORGANIZATIONAL CHART]

                                            NATIONAL SUMMIT CORP.


                                             100%
                                                   SUMMIT
                                              SECURITIES, INC.


        100%                                 100%                             100%
            METROPOLITAN                           SUMMIT                           SUMMIT
             INVESTMENT                           PROPERTY                       GROUP HOLDING
          SECURITIES, INC.                    DEVELOPMENT, INC.                     COMPANY


                                                                              100%
                                                                                 OLD STANDARD
                                                                                LIFE INSURANCE
                                                                                    COMPANY


                                                                              100%
                                                                                   OLD WEST
                                                                                   ANNUITY &
                                                                                LIFE INSURANCE
                                                                                    COMPANY

     The above chart lists Summit Securities, Inc.'s ("Summit") principal operating subsidiaries and their ownership. Summit, together with its principal subsidiaries, is referred to in this report as the "Consolidated Group."

     National Summit Corp.:  Parent Company, inactive except as owner of Summit.
C. Paul Sandifur, Jr., President of Metropolitan Mortgage & Securities Co, Inc. ("Metropolitan") is the controlling shareholder of National Summit Corp.

     Summit Securities, Inc.: Invests in Receivables (as defined herein) principally funded by proceeds from Receivable investments, other investments and securities offerings.

     Metropolitan Investment Securities, Inc. ("MIS"): Broker/dealer marketing securities offered by Summit and Metropolitan, mutual funds, and general securities.

     Summit Property Development, Inc.: Provides real estate development services to others, with the principal clients being Metropolitan and its subsidiaries.

     Summit Group Holding Company: Inactive except as owner of Old Standard Life Insurance Company.

     Old Standard Life Insurance Company ("Old Standard"): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales.

     Old West Annuity & Life Insurance Company ("Old West"): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales.

                                  INTRODUCTION

BACKGROUND

     The Consolidated Group consists of Summit and several subsidiaries, including two insurance companies, Old Standard and Old West, a securities broker/dealer, MIS and a property development services company, Summit Property Development, Inc.

     Old Standard and Old West have each been assigned an A.M. Best Co. ("Best") rating of "B" (fair), which is the 7th highest rating. Best publishes both a financial strength rating and a financial performance rating on more than 6,000 health, property and casualty insurance companies. Best's financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for "Suspended"). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best's ratings are supplied primarily for the benefit of the policyholders and insurance agents.

     Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments ("Receivables"), investment securities and other assets through funds provided by annuity sales, receivable cash flow, certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, including resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group's goal is to achieve a positive spread between the return on its Receivables and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan, which has as its principal subsidiaries Metwest Mortgage Services, Inc. ("Metwest") and Western United Life Assurance Company ("Western United"). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" under Item 13 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--NOTE 16" under Item 8.

     As of September 30, 2001, Summit's personnel consisted of its officers and directors, and various administrative personnel. Most of those individuals are also employed by Metropolitan. It is anticipated that the Metropolitan employees will continue to devote substantially all of their time to their duties related to their respective positions with Metropolitan and its other affiliates subject to the necessary commitment of time to ensure that Summit fulfills its obligations and such other duties and responsibilities as Summit may undertake in the conduct of its business or as may be required by law.

     On September 30, 2001, the Consolidated Group and its subsidiaries employed a total of 63 employees.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

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

     Summit's future results may be affected by certain risks and uncertainties including the following:

     FALLING INTEREST RATES COULD NEGATIVELY AFFECT THE PROFITABILITY AND THE FAIR VALUE OF EQUITY OF THE CONSOLIDATED GROUP.

     If interest rates fall, the profitability and the fair value of equity of the Consolidated Group may decline because of refinancing of Receivables and a net decrease in interest revenues. When interest rates fall, borrowers have an incentive to refinance their Receivables by taking out new loans having a lower rate of interest and repaying existing loans at a higher rate of interest in full. Because the Receivables with the higher rate of interest may be repaid early, the interest earned by the Consolidated Group may decline. In addition, lower interest rates could cause interest revenues to decrease faster than interest expenses decrease, because more financial assets than liabilities are scheduled to reprice or mature for the Consolidated Group during the fiscal year that began on October 1, 2001.

     FORECLOSURE ON MORTGAGES COULD DELAY OR REDUCE PAYMENTS ON RECEIVABLES, ADVERSELY AFFECTING THE LIQUIDITY AND PROFITABILITY OF THE CONSOLIDATED GROUP.

     Foreclosure, bankruptcy and other similar proceedings used to enforce mortgage loans are generally subject to principles of equity which are designed to relieve the indebted party from the legal effect of such party's default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principal may lead to a loss or delay in the payment on loans held by the Consolidated Group.

     REAL ESTATE USED AS COLLATERAL TO COVER LOSSES ON RECEIVABLES MAY BE INADEQUATE.

     Most of the Receivables acquired by the Consolidated Group are collateralized by real estate to provide security if a borrower defaults on such borrower's mortgage. The real estate used as collateral may be insufficient to cover any loss in the event of foreclosure. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure.

     NET INCOME MAY BE INSUFFICIENT TO COVER FIXED CHARGES.

     Net income of the Consolidated Group in 2001 was insufficient to cover fixed charges including preferred stock dividend requirements. In order to have the necessary funds to meet our obligations as they become due, we will be required to generate additional earnings, make additional sales of our preferred stock and debentures, or borrow or obtain funds from other sources. If the insufficiency in earnings continues, and if we are unable to sell a sufficient amount of preferred stock and debentures or obtain funds from other sources, we may not have sufficient funds to pay the full amount entitled to our security holders. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

     WE COULD INCUR LOSSES ON RECEIVABLES THAT ARE SECURED ONLY BY A PROMISE TO PAY BECAUSE THERE IS NO COLLATERAL SECURING THE RECEIVABLE.

     The Consolidated Group purchases some Receivables that are not collateralized, such as annuities, lottery prizes, structured settlements or other investments. In these cases, the Consolidated Group does not have a security interest in a specific asset. It relies instead on a promise to pay from an insurance company, a state government or other entity. If the payor does not keep its promise to pay and defaults, the Consolidated Group will not have the benefit of a lien on any specific asset on which to foreclose to collect the Receivable.

     IF EXISTING UNDERWRITING STANDARDS INSUFFICIENTLY EVALUATE THE RISK OF LOSSES ON RECEIVABLES, IT COULD LEAD TO LOSSES.

     Metropolitan underwrites many of the Receivables that are purchased by the Consolidated Group other than commercial loan originations. Many of these purchased Receivables were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate these loans may have been less strict than the standards that are typically used when underwriting conventional mortgage loans. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While

Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, there is no assurance that these underwriting procedures will be effective. If the underwriting standards incorrectly assess the risk of an investment, actual losses could be higher than anticipated.

     THE INEXPERIENCE OF THE CONSOLIDATED GROUP IN ORIGINATING COMMERCIAL LOANS COULD LEAD TO LOSSES.

     The Consolidated Group focuses its loan originations on loans that are collateralized by commercial real estate, including multi-family properties ("Commercial Loans"). Management cannot predict whether it will have the ability or the desire to originate commercial loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict commercial loan default rates. It is possible that this focus of resources could prove to be unprofitable and could adversely affect the Consolidated Group.

     IF INSURANCE SUBSIDIARY EARNINGS ARE NOT AVAILABLE FOR DIVIDENDS AND FEES, SUMMIT MAY NOT BE ABLE TO MEET ITS OBLIGATIONS WHEN DUE.

     At September 30, 2001, approximately 83% of the Consolidated Group's assets were held by its insurance subsidiaries, Old Standard and Old West. Regulations in the States of Idaho and Arizona define the ability of Old Standard and Old West, respectively, to pay dividends. These regulations restrict the payment of cash dividends to the insurance company's portion of available surplus funds derived from any realized net profits as computed in accordance with statutory accounting principles. Furthermore, the payment of extraordinary dividends, as statutorily defined, is subject to prior notice to a review and approval by the Idaho and Arizona State Insurance Commissioners. These restrictions could have an adverse effect on Summit's ability to meet its obligations when due.

     THE CONSOLIDATED GROUP MAY BE UNABLE TO MEET ITS FINANCIAL OBLIGATIONS AS THEY BECOME DUE.

     The Consolidated Group generates cash flow primarily from earnings on Receivables and other investments, the sale of annuities, and the sale of debt and equity securities. Cash flows from the existing assets has been adequate during the past five years to satisfy the obligation for payment of maturing certificates and to pay preferred stock dividends. However, the Consolidated Group's ability to repay certificates, notes and preferred stock dividends that become due in the future and other outstanding obligations depends in part on the success of future public offerings of certificates and preferred stock.

     AN INCREASE IN ANNUITY TERMINATION RATES MAY DECREASE EARNINGS.

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

     ENVIRONMENTAL CONDITIONS AND REGULATION OF PROPERTY ACQUIRED BY THE CONSOLIDATED GROUP MAY LEAD TO LOSSES.

     The Consolidated Group acquires properties in the course of its business, some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner or the previous owner of the property liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties that may be contaminated. The Consolidated Group is currently evaluating whether to acquire or originate commercial loans where the property type or use creates a greater risk of environmental problems or on properties where known environmental problems exist. In those circumstances, the Consolidated Group is evaluating insurance programs to eliminate or minimize the potential environmental costs to the Consolidated Group. However, there is no guarantee that the Consolidated Group can effectively implement an insurance program or that, if implemented, it would be sufficient to cover the losses caused by any of these environmental liabilities. As a result of its current business or if the proposed program is implemented but ineffective, the Consolidated Group may sustain significant losses due to such liability.

     The government can place a lien on environmentally contaminated property to guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly if it owns real property subject to these liens, or indirectly if it has a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are rarely performed by the Consolidated Group, and even where they are performed, there is no guarantee that the Consolidated Group will be insulated from liability for an environmental condition. If the Consolidated Group is held liable for environmental clean-up costs, it could adversely affect its business.

     THE CONSOLIDATED GROUP MAY BE ADVERSELY AFFECTED BY COMPETITION AMONG COMPANIES IN THE CONSOLIDATED GROUP.

     Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Certain officers and directors of the Consolidated Group are also employees of these affiliated companies. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from such affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interest such as which company receives a particular securities sale, how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loans. Old Standard and Old West may compete with the affiliated companies in acquiring Receivables and for the sale of annuities. Also, the Consolidated Group may compete with Metropolitan for the sale of securities.

     THE CONSOLIDATED GROUP MAY BE NEGATIVELY IMPACTED BY SOME OF ITS EQUITY INVESTMENTS.

     The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The market price and valuations of these investments may fluctuate due to market conditions and other conditions over which the Consolidated Group has no control. If these equity investments decline in value, the equity of the Consolidated Group could be negatively affected. Additionally, these investments may not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if they are able to be sold, they may not be sold at favorable prices.

                             RECEIVABLE INVESTMENTS

INTRODUCTION

     The Consolidated Group's Receivable acquisitions include two principal types of Receivables: (1) Receivables collateralized by real estate and (2) alternative cash flows consisting of lotteries, structured settlements, annuities, and other cash flowing assets. Commercial loans originated by the Consolidated Group are originated and underwritten by Old Standard. All other Receivable acquisitions of the Consolidated Group are acquired through and underwritten by Metropolitan. Metropolitan has developed marketing techniques, sources and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired by Metropolitan for the Consolidated Group consist of non-conventional, A-, B and C credit grade loans. These types of Receivables possess characteristics which differ from the conventional lending market in that either the borrower or the property would not qualify for "A" credit grade lending or the seller or borrower chose to use non-conventional financing. With this type of lending, the lender generally focuses on the quality of the collateral as the ultimate recourse in the event of the borrower's default rather than the ability of a borrower to repay.

     The market for the acquisition or sale of existing real estate Receivables is commonly referred to as the secondary mortgage market. The secondary mortgage market includes individual Receivables which are held and sold by individual investors. The secondary mortgage market includes the sale of seller financed real estate Receivables and the sale and resale of pools of Receivables which can be seller financed, or originated by brokers or a financial institution. The Consolidated Group may acquire both individual Receivables and pools of Receivables.

RECEIVABLE ACQUISITION/ORIGINATION VOLUME

     The Consolidated Group's real estate Receivable and other Receivable investment acquisitions and originations totaled approximately $102.9 million in fiscal 2001, $148.9 million in fiscal 2000 and $112.1 million in fiscal 1999. The majority of these Receivables consisted of commercial loan originations.

RECEIVABLE ACQUISITIONS: SOURCES, STRATEGIES AND UNDERWRITING

     The following information describes Metropolitan's and the Consolidated Group's Receivable acquisition and underwriting procedures as of September 30, 2001. These practices may be amended, supplemented and changed at any time at the discretion of Metropolitan and/or the Consolidated Group.

Commercial Loan Originations

     The Consolidated Group originates commercial loans collateralized by various types of commercial properties including income producing properties, fully developed lots and land held primarily for residential development. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Consolidated Group typically lends at 50-65% loan-to-value ratios, requires guarantors on each loan and may require multiple pieces of collateral to adequately collateralize a particular loan. The Consolidated Group is usually in a first lien position on the primary collateral.

     The Consolidated Group obtains leads for such loans through independent mortgage brokers. While these independent mortgage brokers may be involved with the negotiation of terms on behalf of the borrower, all applications, commitments and documentation are drafted by the Consolidated Group's counsel and executed directly with the borrower and guarantor.

     Commercial loans originated by the Consolidated Group are underwritten applying criteria which may include, but are not limited to, the following: evaluating the borrower's and guarantor's financials and credit, obtaining a current, satisfactory appraisal of the collateral, making a physical inspection of the property, obtaining title insurance and reviewing other factors that affect collateral valuation such as environmental reports, structural inspections, zoning and entitlement status. The sum of the underwriting evaluation (collateral, borrower and guarantor strength) and the borrower's alternative financing options affect the interest rate and loan-to-value ratios that the Consolidated Group will require. A higher risk evaluation would result in a higher required interest rate and a lower loan-to-value ratio. In the circumstance that the borrower has limited financing options due primarily to time constraints, the Consolidated Group has the opportunity to charge higher rates at lower loan-to-values than the risk might otherwise require. The Consolidated Group's proven ability to be more responsive than the competition to time sensitive opportunities has been key to its ability to capitalize on the latter circumstance, which provides higher returns for lower risk.

     During fiscal 2001, the Consolidated Group expanded the origination of commercial loans. Commercial loans accounted for approximately 86% of new real estate Receivable acquisitions. The expansion was in part due to management's perception that this market may be inadequately served by current lenders, who management believes are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development commercial loan markets. The Consolidated Group also underwrites and originates commercial loans that are held by Western United. During fiscal 2001, the Consolidated group received approximately $0.8 million in fees for performing these services for Western United.

Individual and Pool Receivable Acquisition Sources

     Historically, the majority of Metropolitan's real estate Receivables were acquired through individual Receivable acquisitions. See "--Current Mix of Receivable Investment Holdings." Metropolitan's principal source for private market Receivables has been independent brokers located throughout the United States. These independent brokers typically deal directly with private individuals or organizations that own and wish to sell a Receivable. Additionally, the Consolidated Group may periodically acquire pools of Receivables from the secondary market through brokers or directly from other financial institutions.

     Metropolitan's acquisition strategy is designed to provide flexible structuring and pricing alternatives to the real estate Receivable seller, and quick closing times. Metropolitan believes these are key factors to Metropolitan's ability to attract and purchase Receivables. In order to enhance its position in this market, Metropolitan has improved its acquisition strategies and has implemented flexible and strategic pricing and closing programs. Metropolitan is exploring other methods and sources for Receivable acquisitions in order to increase volume, decrease cost, and enhance its competitive position. However, there can be no assurance that any new strategies or programs developed will achieve these goals.

Non-Real Estate Receivable Sources

     Metropolitan also negotiates the purchase of Receivables which are not collateralized by real estate, such as annuities, lottery prizes and business notes. The lottery prizes generally arise out of state operated lottery games which are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments which cannot be cashed in directly with the issuing insurance company. Business notes are cashflow instruments that are paid to a seller for the purchase of a business operation. Metropolitan's source for these investments is generally private brokers who specialize in these types of Receivables.

Non-Real Estate Receivable Underwriting

     In the case of all annuity purchases, Metropolitan's underwriting guidelines generally include a review of the annuity policy and review of the seller's credit report. Upon submission of the file, the most current credit rating of the annuity issuer will be obtained. Metropolitan will also conduct a Uniform Commercial Code ("UCC") search on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

     In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner's right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

YIELD AND DISCOUNT CONSIDERATIONS

     Summit, Old Standard and Old West each establish their own yield requirements for Receivable acquisitions and originations. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor.

     Receivables may be purchased from Metropolitan or another party at a price that is less than the face amount of the Receivable. Additionally, due to loan origination fees, originated commercial loans may be funded for an amount that is less than the face amount of the Receivable. The difference between the price paid or the amount funded at origination and the face amount of the Receivable is commonly referred to as "discount" or "points." The Consolidated Group attempts to purchase or originate Receivables at prices which will maintain a positive interest spread for the Consolidated Group. For Receivables of all types, the discount or points at the time of acquisition, net of capitalized acquisition costs, are amortized on an individual basis using the level yield (interest) method over the remaining contractual term of the Receivable. To the extent that Receivables are purchased or originated with discount, and payments are received earlier than anticipated, the discount is earned more quickly resulting in an increase in the yield.

     A greater effective yield may also be achieved through negotiating amendments to the Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated, the latter of which increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

CURRENT MIX OF RECEIVABLE INVESTMENT HOLDINGS

     The Consolidated Group's investments in Receivables include Receivables collateralized by first or junior liens, primarily on single family residential property and commercial properties. The yields earned on the mortgages collateralized by commercial property are higher than the yields on Receivables collateralized by single family residential property because the credit risks are lower for the mortgages collateralized by single family residential property. Management believes that the relatively small size of individual Receivables, the geographic dispersion of the collateral and the ratio of the collateral value to investment amount requirements dissipate much of the risk in the residential mortgage portion of the portfolio.

     The following table presents consolidated information regarding the Consolidated Group's investments in Receivables collateralized by all types of real estate, as of September 30, 2001 and 2000:

                                                               2001           2000
                                                           ------------   ------------
Face value of 1-4 family residential and other
  receivables............................................  $ 28,872,336   $ 30,687,423
Face value of originated commercial loans................   187,859,448    135,417,003
Unrealized discounts, net of unamortized acquisition
  costs..................................................    (4,766,368)    (3,493,539)
Allowance for losses.....................................    (4,125,102)    (5,363,345)
Accrued interest receivable..............................     8,316,276        316,455
                                                           ------------   ------------
Carrying value...........................................  $216,156,590   $157,563,997
                                                           ============   ============

     As of September 30, 2001, approximately 94.3% of the Consolidated Group's investments in Receivables were collateralized by first lien positions on real estate and 5.7% in junior lien positions.

     The Consolidated Group's real estate Receivables at September 30, 2001 were collateralized by properties located throughout the United States with not more than 3% (by dollar amount) in any single state except as follows:

Hawaii......................................................   16%
California..................................................   18
Washington..................................................   12
Texas.......................................................   10
Florida.....................................................    7
Utah........................................................    7
Arizona.....................................................    7
Colorado....................................................    4

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                               SEPTEMBER 30, 2001

     The following table segregates the Consolidated Group's real estate Receivable portfolio by type, size, and lien position.

                                                     INTEREST       CARRYING     DELINQUENT
                                       NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                           RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                           -----------   -----------   ------------   -----------
RESIDENTIAL
  First Mortgage > $100,000.........       18            6-9%     $  2,779,997   $   123,205
  First Mortgage $50,000-100,000....      104           7-10%        6,823,433       424,762
  First Mortgage < $50,000..........      950           8-14%       10,582,772       521,301
  Second or Lower > $100,000........       --                               --            --
  Second or Lower $50,000-100,000...        2           7-10%          131,190            --
  Second or Lower < $50,000.........       31            8-9%          512,211        29,134
COMMERCIAL
  First Mortgage > $10,000,000......       --                               --            --
  First Mortgage
     $5,000,000-10,000,000..........        6          12-13%       33,778,843            --
  First Mortgage < $5,000,000.......      204          12-15%      146,947,301    30,873,065
  Second or Lower > $10,000,000.....       --                               --            --
  Second or Lower
     $5,000,000-10,000,000..........       --                               --            --
  Second or Lower < $5,000,000......       17          14-16%       12,494,013     1,734,991
FARM, LAND AND OTHER
  First Mortgage > $100,000.........        5           8-10%          778,487            --
  First Mortgage $50,000-100,000....       12           7-12%          850,400        75,145
  First Mortgage < $50,000..........       24           8-11%          753,959        64,941
  Second or Lower > $100,000........        1              9%          168,322       171,376
  Second or Lower $50,000-100,000...       --                               --            --
  Second or Lower < $50,000.........        5            6-9%          130,856            --
Unrealized discounts, net of
  unamortized acquisition costs, on
  Receivables purchased at a
  discount..........................                                (4,766,368)
Accrued Interest Receivable.........                                 8,316,276
Allowance for Losses................                                (4,125,102)
                                                                  ------------   -----------
CARRYING VALUE......................                              $216,156,590   $34,017,920
                                                                  ============   ===========

     The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

     The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                        RESIDENTIAL    COMMERCIAL      FARM, LAND,
                                         PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                        -----------   ------------   ---------------   ---------------
October 2001 to September 2004........  $ 3,400,287   $153,988,377     $1,389,146       $158,777,810
October 2004 to September 2006........    4,753,310     32,206,435        352,532         37,312,277
October 2006 to September 2008........    2,033,503      2,066,321        144,181          4,244,005
October 2008 to September 2011........    3,989,384      2,180,210        270,086          6,439,680
October 2011 to September 2016........    2,541,387      1,071,897        255,905          3,869,189
October 2016 to September 2021........    1,844,285        772,911        225,547          2,842,743
October 2021 and thereafter...........    2,267,446        934,005         44,629          3,246,080
                                        -----------   ------------     ----------       ------------
                                        $20,829,602   $193,220,156     $2,682,026       $216,731,784
                                        ===========   ============     ==========       ============

     The Consolidated Group held 1,379 Receivables collateralized by real estate, as of September 30, 2001. Less than 1% of the Receivables are subject to variable interest rates. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 12.7%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   RECEIVABLES COLLATERALIZED BY REAL ESTATE

                               SEPTEMBER 30, 2000

     The following table segregates the Consolidated Group's real estate receivable portfolio by type, size, and lien position.

                                                     INTEREST       CARRYING     DELINQUENT
                                       NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                           RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                           -----------   -----------   ------------   -----------
RESIDENTIAL
  First Mortgage > $100,000.........        12         7-10%      $  2,035,214   $   805,779
  First Mortgage $50,000-100,000....        73         7-10          4,954,451       356,663
  First Mortgage < $50,000..........     1,107         7-10         10,483,430       365,436
  Second or Lower > $100,000........        --           --                 --            --
  Second or Lower $50,000-100,000...         6         8-10            366,434            --
  Second or Lower < $50,000.........        41         7-10            743,581        98,355
COMMERCIAL
  First Mortgage > $10,000,000......        --           12                 --            --
  First Mortgage
     $5,000,000-10,000,000..........         3           12         18,479,072            --
  First Mortgage < $5,000,000.......       267         7-13        126,647,076    10,266,364
  Second or Lower > $10,000,000.....        --           --                 --            --
  Second or Lower
     $5,000,000-10,000,000..........        --           --                 --            --
  Second or Lower < $5,000,000......         8         7-10            326,884            --
FARM, LAND AND OTHER
  First Mortgage > $100,000.........         3         8-10            456,604            --
  First Mortgage $50,000-100,000....         5         8-10            351,242        75,732
  First Mortgage < $50,000..........        22         7-10            548,339        41,300
  Second or Lower > $100,000........         2            8            374,111       186,403
  Second or Lower $50,000-100,000...         2            9            108,447            --
  Second or Lower < $50,000.........         8         8-10            229,541        22,183
Unrealized discounts, net of
  unamortized acquisition costs, on
  Receivables purchased at a
  discount..........................                                (3,493,539)
Accrued Interest Receivable.........                                   316,455
Allowance for Losses................                                (5,363,345)
                                                                  ------------   -----------
CARRYING VALUE......................                              $157,563,997   $12,218,215
                                                                  ============   ===========

     The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

     The Consolidated Group held 1,559 Receivables collateralized by real estate, as of September 30, 2000. The average contractual interest rate (weighted by principal balances) on these Receivables on that date was approximately 12.5%. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

     The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                        RESIDENTIAL    COMMERCIAL      FARM, LAND,
                                         PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                        -----------   ------------   ---------------   ---------------
October 2000 to September 2003........  $ 2,417,984   $107,607,818     $1,259,446       $111,285,248
October 2003 to September 2005........    4,893,005     28,457,934        302,566         33,653,505
October 2005 to September 2007........    2,800,457      4,216,349                         7,016,806
October 2007 to September 2010........    3,127,922      1,793,604        259,214          5,180,740
October 2010 to September 2015........    2,073,665      1,869,857         54,276          3,997,798
October 2015 to September 2020........    1,168,866        535,223        146,663          1,850,752
October 2020 and thereafter...........    2,101,166        972,252         46,159          3,119,577
                                        -----------   ------------     ----------       ------------
                                        $18,583,065   $145,453,037     $2,068,324       $166,104,426
                                        ===========   ============     ==========       ============

SERVICING, COLLECTION AND DELINQUENCY EXPERIENCE

     Prior to April 2001, Metwest performed the servicing and collection functions related to the Consolidated Group's Receivable portfolio in accordance with an established servicing agreement.

     In April 2001, as a result of Metropolitan's decision to stop performing loan servicing operations, the Consolidated Group participated with Metropolitan and some of Metropolitan's affiliates in a transaction with a wholly-owned subsidiary of Ocwen Financial Corporation (NYSE: OCN), where the servicing rights to approximately $721 million of Receivables and foreclosed properties held for sale were transferred to Ocwen. Of the total transferred, the Consolidated Group contributed approximately $123.6 million in Receivables and foreclosed properties. In October 2001, the Consolidated Group entered into a subservicing agreement, whereby Ocwen will provide servicing for the majority of the remaining Receivable portfolio in addition to the Consolidated Group's future acquisitions of new Receivables. As the servicer for the Consolidated Group, Ocwen is responsible for all servicing related functions ranging from payment processing to the liquidation of property acquired as a result of foreclosure. Ocwen carries a level 2 Fitch servicer rating. According to Fitch, level 2 servicers have demonstrated high performance in all relevant categories. Standard & Poor's ("S&P") has assigned its Strong Residential Subprime and Residential Special Servicer rankings to Ocwen. S&P has also assigned an Above Average Residential Alternative Servicer ranking to Ocwen for subordinate lien products. Moody's Investor Service, Inc. ("Moody's") does not currently rate mortgage servicers; however, Moody's recognizes Ocwen as a highly qualified Subprime and Special Servicer. According to Ocwen's filings with the SEC, as of June 30, 2001, Ocwen serviced in excess of $15 billion in assets. Ocwen's primary business is the servicing and special servicing of nonconforming and subprime residential and commercial mortgage loans. Ocwen also specializes in the related development of loan servicing technology and software for the mortgage and real estate industries.

     When a payment becomes delinquent on a commercial loan, either Ocwen's or the Consolidated Group's collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group asset manager according to property type, size of loan and complexity of transaction. The asset manager will review the file and all documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned asset manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the asset manager will also develop a workout program and make recommendations to the Consolidated Group's Problem Loan Review Committee for approval. As a part of formulating this workout plan, the Asset Manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the asset manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

     The Problem Loan Review Committee is composed of the heads of underwriting, risk management and operations, commercial lending, legal and property development. The committee meets bi-weekly and reviews: all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and all repossessed properties for developments and progress on approved workout plans.

     The principal amount of the Consolidated Group's originated commercial loans (as a percentage of the total outstanding principal amount of Receivables collateralized by real estate) that were in arrears for more than ninety days as of the following dates were:

September 30, 2001..........................................  14.8%
September 30, 2000..........................................   6.0%
September 30, 1999..........................................   3.2%

     The following details the Consolidated Group's originated commercial loans with carrying values of over $1.0 million that were more than 90 days delinquent at September 30, 2001.

PROPERTY DESCRIPTION                                        CARRYING VALUE   MARKET VALUE
--------------------                                        --------------   ------------
Virginia--Mobile Home Park on 27.8 acres..................   $ 1,591,390     $ 2,100,000
Florida--RV Park on 54 acres..............................     1,883,579       2,600,000
California--Proposed retail store on 15.5 acres...........     1,219,839       1,550,000
Utah--5 parcels with Office Building......................     1,259,133       1,450,000
Idaho--Proposed manufactured home park on 87.5 acres......     1,125,587       1,690,000
Texas--Proposed assisted/independent senior living center
  on 15.06 acres..........................................     1,743,181       2,100,000
Texas--3.36 acre hotel site and 5.3 acres and 15.06 acres
  of commercial land......................................     1,333,303       1,575,000
Arizona--Custom design 6205 square foot residence.........     2,331,798       3,000,000
Oregon--135 lots of proposed PUD..........................     2,271,150       2,570,000
California--Vacant commercial land, restaurant, mini
  storage & auto shop.....................................     2,418,012       2,235,000
Montana--1666 acres farm land.............................     1,050,138       3,023,250
New York--56 acres land...................................     1,709,011       4,309,000
California--Business park and country club residential
  building lots...........................................     6,083,511       8,095,000
Hawaii--575.64 acres of ranch land and 15,499 square feet
  of beachfront...........................................     2,740,949       4,040,000
Pennsylvania--3 houses, laboratory and air strip with
  hanger on 4800 acres....................................     1,710,470       3,100,000
                                                             -----------     -----------
                                                             $30,471,053     $43,437,250
                                                             ===========     ===========

     The principal amount of the Consolidated Group's other Receivables collateralized by real estate (as a percentage of the total outstanding principal amount of Receivables collateralized by real estate) that were in arrears for more than ninety days as of the following dates were:

September 30, 2001..........................................  0.9%
September 30, 2000..........................................  1.4%
September 30, 1999..........................................  3.1%

     The real estate Receivables the Consolidated Group acquires are A-, B and C credit Receivables. Accordingly, in comparison to conventional "A" credit lenders, higher delinquency rates are expected, which the Consolidated Group believes are generally offset by higher yields. The weighted average yields for our Receivables collateralized by real estate were approximately 14.2%, 13.49% and 12.15% at September 30, 2001, 2000 and 1999.

     The carrying values of the Consolidated Group's other receivable investments not collateralized by real estate that were more than ninety days delinquent as September 30, 2001, 2000 and 1999 were approximately $16.7 million, $2.7 million and $2.1 million, respectively.

     The increase in delinquency at September 30, 2001 is primarily attributable to a Receivable collateralized by harvest timber rights. The Koa Timber Project is located in the District of South Hilo, Island and County of Hawaii, State of Hawaii. The Koa Timber Project consists of approximately 16,924 acres of natural forest containing a very unique timber commonly referred to as Koa timber. Koa timber is a unique hardwood utilized in the manufacturing of specialty wood products. Generally, the end uses of Koa timber are for custom architectural millwork, custom furniture and millwork, musical instruments, veneer products, and art and craft items that generally demand a higher market price than comparable specialty wood products of a similar nature.

     Old Standard and Summit are finance lenders and mortgagees for the underlying real property containing the Koa timber. In addition, Summit is also the owner of, and holds the right to harvest, the Koa timber. Summit entered into a Timber Harvesting Agreement with Hawaii Forest Preservation LLC ("HFP"), a Hawaii limited liability company who has substantial experience in harvesting Koa timber.

     Under the Timber Harvesting Agreement, Summit granted the right to harvest the Koa timber owned by Summit to HFP, and Summit is to receive certain scheduled monthly payments. Under the terms of the Timber Harvesting Agreement, HFP is currently in default for amounts due to Summit under the Timber Harvesting Agreement. As of December 1, 2001, the total amount of the default, together with late charges, was $3,075,000. In August of 2001, Summit filed litigation against HFP and related parties in the State of Hawaii where Summit seeks recovery of amounts due under the Timber Harvesting Agreement. Until substantive discovery is completed, it is not possible for Summit to estimate either the probability of success in the litigation or a range of possible loss, if any.

Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable

     The Consolidated Group establishes an allowance for losses on real estate contracts and mortgage notes receivable based on historical experience. The Consolidated Group continually reviews the results of its resales of repossessed real estate to identify market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group then adjusts its allowance for loss requirement as appropriate, based on the observed trends in foreclosures and subsequent losses on resales. The following table outlines the Consolidated Group's changes in the allowance for losses on real estate contracts and mortgage notes receivable held.

                                                              SEPTEMBER 30,
                                                 ----------------------------------------
                                                    2001           2000           1999
                                                 -----------   -------------   ----------
Balance, beginning of year.....................  $ 5,363,345    $3,082,918     $1,843,055
Provision for losses...........................      675,297     2,721,039      1,507,953
Chargeoffs.....................................   (1,913,540)     (440,612)      (268,090)
                                                 -----------    ----------     ----------
  Ending Balance...............................  $ 4,125,102    $5,363,345     $3,082,918
                                                 ===========    ==========     ==========

     The provision for losses on real estate contracts and mortgage notes receivable, including commercial loans, is determined as the amount required to establish the allowance at the level determined in accordance with the policy described above. Because primarily all of the receivables are collateralized by real estate, the Consolidated Group considers its historical repossession rates and loss experience in determining the likelihood that Receivables that are currently performing may become delinquent, and the loss that may be experienced should foreclosure become the means of satisfaction. The Consolidated Group manages its risk of loss on default through the underwriting process which involves reviewing demographics, real estate market trends, property value and overall economic conditions related to the real property collateralizing a receivable. Management does not expect that the loss experience related to the Receivables will increase materially during the next full fiscal year of operations.

Repossessions

     In the course of Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group's general policy to attempt to resell these properties at the earliest possible time following acquisition. Improvements may be made to some properties for the purpose of preservation or restoration to maximize the resale price. The marketing status of all properties is reviewed at least monthly by a committee that includes both sales personnel and management. Generally, repossessed properties are resold within one year from the date of repossession.

     The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on an appraisal by a licensed independent appraiser at the time the Receivable was purchased or at the time the property was repossessed.

     The following table presents specific information about the Consolidated Group's repossessed properties with net realizable values of $100,000 or more which were held at September 30, 2001 and/or September 30, 2000.

                                  LOWER OF         LOWER OF
                               ESTIMATED NET    ESTIMATED NET
                                 REALIZABLE       REALIZABLE
                               VALUE OR COST    VALUE OR COST                    YEAR OF     TOTAL RENT
PROPERTY TYPE/STATE LOCATION      9/30/00          9/30/01       SALES PRICE   FORECLOSURE    RECEIVED
----------------------------   --------------   --------------   -----------   -----------   ----------
Commercial, New York.........    $  359,174       $  361,539     $                 2000       $
Commercial, Arizona..........       639,320          643,527                       1999        41,825
Land, Florida................                        244,524                       2001
House, New Mexico............                        480,701                       2001
Commercial Land, Washington..                        368,298                       2001
Commercial Land,
  Connecticut................                      1,750,000                       2001
Commercial Land, Hawaii......     2,367,749        1,784,610      1,176,392        2000
Commercial, California.......       127,847                         199,000        1999         7,579
                                 ----------       ----------     ----------                   -------
                                 $3,494,090       $5,633,199     $1,375,392                   $49,404
                                 ==========       ==========     ==========                   =======

RECEIVABLE SALES

     The Consolidated Group sells pools of Receivables when it considers it profitable to do so. Historically, such sales have occurred in conjunction with sales of Receivables by Metropolitan through either securitizations or direct sales. Management believes that, in addition to the profits which may be earned, the sale of Receivables provides a number of benefits including allowing the Consolidated Group to diversify its funding base and provide liquidity. The sale of Receivables allows the Consolidated Group to continue to expand its investing activities without increasing its total asset size.

     Historically, the majority of the Consolidated Group's receivable sales have been through securitizations. The Consolidated Group did not participate in any securitizations during the fiscal years ended September 30, 2001 and 2000 and does not anticipate doing so during the next fiscal year. The Consolidated Group has previously participated as a seller of Receivables in five real estate Receivable securitizations and one structured settlement Receivable securitization with Metropolitan. The Consolidated Group's percentage of each real estate securitization has been less than approximately 10% in each transaction. The Consolidated Group's percentage of the structured settlement securitization was approximately 42%. In each securitization, Metropolitan has typically used either futures contracts or securities "short sales" to hedge or protect the profits for all or a portion of the transaction. The price to the Consolidated Group at settlement for each securitization includes their proportionate share of hedging transactions related to each securitization. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 4" under Item 8.

     In addition to sales through securitizations, the Consolidated Group may sell pools of Receivables directly to purchasers. These sales are typically without recourse, except that for a period of time the selling company is generally required to repurchase or replace any Receivables which do not conform to the representations and warranties made at the time of sale. During the fiscal year ended September 30, 2001, the Consolidated Group received proceeds of approximately $0.5 million from the sale of portfolios of real estate Receivables through direct sales and received proceeds of approximately $4.5 million from the direct sale of other Receivable investments. These sales resulted in gains of approximately $0.1 million.

                               ANNUITY OPERATIONS

INTRODUCTION

     The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group from Metropolitan on May 31, 1995. Old Standard had total assets of approximately $243.7 million at September 30, 2001, calculated on a statutory basis. Old Standard markets its annuity products through over 325 independent sales representatives under contract. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Iowa, Montana, North Dakota, Oregon, South Dakota, Utah and Washington. During calendar 2000, the most recent year for which statistical information is available, Old Standard's individual annuity market share in Idaho was 4 %, ranking it the eighth largest producer of annuities in Idaho during the period.

     The Consolidated Group acquired Arizona Life Insurance Company ("Arizona Life") on December 28, 1995. Arizona Life subsequently changed its name to Old West. As of September 30, 2001, Old West had total assets of approximately $126.2 million, calculated on a statutory basis. Old West is licensed in Arizona, California, Delaware, Idaho, New Mexico, Texas and Utah.

     Management intends to expand the insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies.

     There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may invest in Receivables collateralized by first position liens on real estate. As of September 30, 2001, on a statutory basis, 53.9% of Old Standard's assets were invested in Receivables collateralized by real estate, and 3.2% in lotteries. As of September 30, 2001, on a statutory basis, 54.0% of Old West's assets were invested in Receivables collateralized by real estate. As of September 30, 2001, the balance of Old Standard's and Old West's investments were principally invested in corporate and government securities. See "REGULATION."

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

ANNUITIES

     During the last three fiscal years, Old Standard and Old West have derived 100% of their premiums from annuity sales including both annuities reinsured from Western United and their own direct annuity sales. Management believes that annuity balances have continued to grow due to market acceptance of the products (due largely to a competitive rate), and changes in tax laws that removed the attractiveness of competing tax-advantaged products.

     During the next fiscal year, the Consolidated Group anticipates correlating premium cash flows substantially with the cash flows availability from Receivable investments, in order to maximize the earnings from the interest spread. Additionally, the premium cash flows and resulting total asset growth will be influenced by the ability of Summit to make additional capital contributions to Old Standard and Old West, and the ability to sell Receivables.

     Flexible and single premium annuities are offered with short, intermediate and traditional surrender fee periods. At September 30, 2001, deferred policy acquisition costs were approximately 4.4% of annuity reserves. Since surrender charges typically do not exceed 5% of policy amounts, increasing termination rates may have an adverse impact on the insurance subsidiaries' earnings, requiring faster amortization of these costs. During the years ended September 30, 2001, 2000 and 1999, the amortization of deferred policy acquisition costs was approximately $2.1 million, $2.9 million and $2.4 million, respectively. An actuary has reviewed the calculations.

     Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the years ended September 30, 2001, 2000 and 1999, annualized lapse rates were approximately 13.2%, 23.8% and 12.0%, respectively. The change in lapse rates from fiscal 2000 to fiscal 2001 was primarily attributable to maturities of one-year products issued in 1999.

     The life insurance subsidiaries of the Consolidated Group are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2001, 2000 and 1999, respectively, is as follows:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Net Income-GAAP...............................  $ 7,463,959   $ 3,427,741   $ 4,044,618
Adjustments to reconcile:
  Deferred policy acquisition cost............   (1,006,490)   (1,503,689)   (1,824,402)
  State insurance guaranty fund...............     (255,524)     (180,615)      302,320
  Annuity reserves and benefits...............    2,205,948    (2,418,256)      630,260
  Capital gains and IMR amortization..........   (1,944,889)    2,488,235    (1,400,626)
  Allowance for losses........................                  2,227,969        66,481
  Federal income taxes........................   (1,497,601)     (204,595)     (282,054)
  Net investment income adjustment............      274,890    (1,068,111)           --
  Other.......................................           --        59,649            --
                                                -----------   -----------   -----------
Net Income-Statutory..........................  $ 5,240,293   $ 2,828,328   $ 1,536,597
                                                ===========   ===========   ===========

REINSURANCE

     Reinsurance is the practice where an insurance company enters into agreements called "treaties" with other insurance companies in order to assign or assume some of the insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance, the level of its capital and surplus and upon its ability to sustain mortality fluctuations.

     Old Standard entered into a reinsurance agreement with Western United that became effective July 1, 1998 and remained in effect at September 30, 2001. Under this agreement, Western United may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal year ended September 30, 2001, 2000 and 1999 were approximately $0.7 million, $27.4 million and

$44.7 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately $0.5 million, $1.5 million and $2.3 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower crediting rates than management believes would have been available through direct sales. Under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice.

RESERVES

     Applicable state law requires that Old Standard's and Old West's annuity reserves be sufficient to meet future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new contract holders, duration of contracts and variations in contract terms. Since the reserves are based on certain actuarial assumptions, ultimate liability could exceed these reserves. Old Standard and Old West utilize an actuary to review the reserve amount for compliance with applicable statutes.

     The actuarially determined reserve is reported in statutory financial statements as required by state insurance regulatory authorities. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (GAAP). Annuity reserves were approximately $291.0 million and $237.6 million at September 30, 2001 and 2000, respectively, based on GAAP financial reporting.

                             SECURITIES INVESTMENTS

     At September 30, 2001 and 2000, 86% and 83%, respectively, of the Consolidated Group's securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

     The following table outlines the nature and carrying value of securities investments held by Old Standard and Old West at September 30, 2001:

                                       TRADING     AVAILABLE-FOR-
                                      PORTFOLIO    SALE PORTFOLIO      TOTAL      PERCENTAGE
                                     -----------   --------------   -----------   ----------
Total Amount.......................  $22,128,823    $61,579,303     $83,708,126       100%
                                     ===========    ===========     ===========     =====
% Invested in:
  Fixed Income.....................  $16,341,307    $60,261,403     $76,602,710     91.51
  Equities.........................    5,787,516        583,900       6,371,416      7.61
  Venture Capital/Limited
     Partnership...................           --        734,000         734,000      0.88
                                     -----------    -----------     -----------     -----
                                     $22,128,823    $61,579,303     $83,708,126       100%
                                     ===========    ===========     ===========     =====
% Fixed Income:
  Taxable..........................  $16,341,307    $60,261,403     $76,602,710       100%
  Non-taxable......................           --             --              --
                                     -----------    -----------     -----------     -----
                                     $16,341,307    $60,261,403     $76,602,710       100%
                                     ===========    ===========     ===========     =====
% Taxable
  Gov't backed bonds...............  $        --    $ 8,755,888     $ 8,755,888     11.43
  Corporate........................   16,341,307     51,505,515      67,846,822     88.57
                                     -----------    -----------     -----------     -----
                                     $16,341,307    $60,261,403     $76,069,710       100%
                                     ===========    ===========     ===========     =====
% Corporate:
  AAA..............................  $ 1,596,026    $19,472,076     $21,068,102     27.50%
  AA...............................    3,449,881      7,886,801      11,336,682     14.80
  A................................   11,295,400      5,752,172      17,047,572     22.25
  BBB..............................           --     21,230,809      21,230,809     27.72
  BB...............................           --      4,514,524       4,514,524      5.89
  B................................           --      1,405,021       1,405,021      1.83
  Other............................           --             --              --
                                     -----------    -----------     -----------     -----
                                     $16,341,307    $60,261,403     $76,602,710       100%
                                     ===========    ===========     ===========     =====
% Corporate:
  Mortgage- and asset-backed.......  $16,341,307    $49,827,894     $66,169,201     86.38%
  Finance..........................           --      1,558,125       1,558,125      2.03
  Industrial.......................           --      8,875,384       8,875,384     11.59
                                     -----------    -----------     -----------     -----
                                     $16,341,307    $60,261,403     $76,602,710       100%
                                     ===========    ===========     ===========     =====

     Investments of the insurance subsidiaries are subject to the direction and control of investment committees appointed by their respective Board of Directors. All such investments must comply with applicable state insurance laws and regulations. See "REGULATION." Investments primarily include corporate, government agency, and direct government obligations.

     Old Standard and Old West are authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At September 30, 2001, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/Liability Management" under
Item 7.

                              METHOD OF FINANCING

     The Consolidated Group's continued growth is expected to depend on its ability to market its securities and annuities to the public and to invest the proceeds in higher-yielding investments. Financing needs are intended to be met primarily by the sale of its annuities, certificates, preferred stock, and collateralized borrowings. These funds may be supplemented by short-term bank financing and borrowing from affiliates. Old Standard has established secured lines of credit through several lending institutions, principally consisting of brokerage firms and including the Federal Home Loan Bank of Seattle. As of September 30, 2001, the Consolidated Group had no short-term collateralized borrowings outstanding.

     The availability of Receivables offered for investment in the national market is believed by management to be adequate to meet the needs of the Consolidated Group.

                            BROKER/DEALER ACTIVITIES

     MIS is a securities broker/dealer, and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit and of Metropolitan. In addition, MIS currently markets several families of mutual funds and general securities. MIS is licensed as a broker/dealer in all 50 states and the District of Columbia. MIS had net income of approximately $0.3 million, $0.2 million and $0.1 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Management is considering staffing, management systems and budget changes which are designed to expand the market and improve the profitability of MIS. There can be no assurance that these efforts will be successful.

                         PROPERTY DEVELOPMENT SERVICES

     Summit Property Development, Inc. provides real estate development services, for a fee. Currently, its principal clients are Metropolitan and Western United. These services include, but are not limited to, the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development, Inc. does not own any real estate itself. Summit Property Development, Inc. produced operating losses for the Consolidated Group of approximately $0.1 million, $0.5 million and $0.2 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Management is considering staffing changes, exploring new marketing methods and exploring strategic alliances with other companies to expand the activities and improve the profitability of Summit Property Development, Inc. There can be no assurance that these efforts will be successful.

                                  COMPETITION

     The Consolidated Group's ability to compete for Receivable investments (except for commercial loans) is currently dependent on Metropolitan's Receivable acquisition network. Metropolitan competes with various real estate financing firms, real estate brokers, banks and individual investors for the Receivables it acquires. In Receivable acquisitions, the Consolidated Group competes with financial institutions, many of which are larger, have access to more resources and have greater name recognition. Management believes its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include access to Metropolitan's Receivable acquisition network, which allows access to markets throughout the United States and flexibility in structuring Receivable acquisitions. To the extent other competing Receivable investors may develop faster closing times or more flexible investment policies, they may experience a competitive advantage.

     Periodically, the Consolidated Group may compete in the secondary mortgage market as sellers of pools of Receivables through direct sales. This market is a multi-billion dollar industry and includes many financial institutions and government participants. Competitors generally have access to larger resources, better name recognition and greater transaction volumes and economies of scale.

     Summit's and MIS's securities products face competition for investors from other securities issuers, other broker/dealers and from other types of financial institutions, many of which are much larger, and have greater name recognition than MIS.

     The Consolidated Group competes with many other lending institutions in its commercial loan origination program. The commercial lending market is a multi-billion dollar market including competitors with vastly greater resources, economies of scale and name recognition. The Consolidated Group believes that its flexible underwriting, pricing guidelines and closing speed enhance its ability to compete in this market. There can be no assurance that the Consolidated Group's commercial loan origination program will be successful in expanding these activities, or that they will be profitable, if expanded.

     The annuity business is highly competitive. Old Standard and Old West compete with other financial institutions including ones with greater resources and greater name recognition. Annuity yields and commissions to agents are particularly sensitive to competitive forces. Management believes that they are in an advantageous position in this regard because of their earnings capability through investments in Receivables compared to that of most life insurance companies. Additionally, management believes that the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy or contract is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent.

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

     Old Standard and Old West are subject to extensive regulation and supervision by the Offices of the State Insurance Commissioner of Idaho and Arizona, respectively. To a lesser extent, they are also subject to regulation by each of the other states in which they operate. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agent levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. Such regulation is intended to protect annuity contract and policy owners, rather than investors in an insurance company.

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

     Old Standard and Old West are subject to regulatory restrictions on their ability to pay dividends. Such restrictions affect Summit's and Old Standard's ability to receive dividends. The unassigned statutory surplus deficit of Old Standard and Old West totaled approximately $0.9 million and $4.6 million, respectively, as of September 30, 2001 and such entities are currently restricted from paying dividends.

     For statutory purposes, Old Standard's and Old West's capital and surplus and their ratio of capital and surplus to admitted assets were as follows as of the dates indicated:

                                                                      AS OF DECEMBER 31,
                                          AS OF SEPTEMBER 30,     ---------------------------
                                                  2001             2000      1999      1998
                                         ----------------------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Old Standard:
  Capital and Surplus..................         $34,539           $23,638   $17,979   $12,360
  Ratio of Capital and Surplus to
     Admitted Assets...................            14.2%             11.5%     11.6%      9.4%
Old West:
  Capital and Surplus..................         $20,672           $13,654   $ 7,873   $ 5,961
  Ratio of Capital and Surplus to
     Admitted Assets...................            16.4%            14.11%     10.3%      9.3%

     The States of Idaho and Arizona have enacted the Risk Based Capital Model Law which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities. The Consolidated Group's insurance subsidiaries' capital and surplus levels exceeded the calculated minimum requirements at their statutory reporting period ended December 31, 2000.

     MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc., the Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

ITEM 2.  PROPERTIES

     The principal offices of Summit and its subsidiaries are located in an office building owned by Metropolitan located at 601 West First Avenue, Spokane, Washington 99201-5015. The Consolidated Group is indirectly charged for the use of this space as a part of general expense allocations made by Metropolitan.

ITEM 3.  LEGAL PROCEEDINGS

     Other than ordinary routine litigation incidental to its business, there are no material legal proceedings or actions pending or threatened against Summit Securities, Inc., or to which its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Summit's security holders during the fourth quarter ended September 30, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     1. (a) Market Information.  There is no market for Summit's common stock.

       (b) Holders. At September 30, 2001, there was one common stockholder of Summit, National Summit Corp.

       (c) Dividends. Summit paid dividends per share of $105 and $100 during fiscal 2001 and 2000, respectively.

     2. Recent Sales of Unregistered Securities.  None.

ITEM 6.  SELECTED FINANCIAL DATA

                            SUMMIT SECURITIES, INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

THE SELECTED FINANCIAL DATA SHOWN BELOW SUMMARIZES CERTAIN CONSOLIDATED FINANCIAL INFORMATION OF THE CONSOLIDATED GROUP FOR THE FIVE YEARS IN THE PERIOD ENDED SEPTEMBER 30, 2001.

                                                          YEAR ENDED SEPTEMBER 30,
                                 --------------------------------------------------------------------------
                                     2001             2000           1999           1998           1997
                                 ------------     ------------   ------------   ------------   ------------
INCOME STATEMENT DATA:
Revenues.......................  $ 48,208,501     $ 49,577,780   $ 36,368,936   $ 29,965,547   $ 19,785,462
                                 ============     ============   ============   ============   ============
Net income (loss)..............  $ (2,490,714)    $  4,082,239   $  2,814,828   $  2,524,027   $  1,851,240
Preferred stock dividends......    (2,549,849)      (2,025,155)      (838,356)      (498,533)      (446,560)
                                 ------------     ------------   ------------   ------------   ------------
Income (loss) applicable to
  common stockholder...........  $ (5,040,563)    $  2,057,084   $  1,976,472   $  2,025,494   $  1,404,680
                                 ============     ============   ============   ============   ============
PER COMMON SHARE DATA:
Basic and diluted income (loss)
  per share applicable to
  common stockholder...........  $       (504)    $        206   $        198   $        203   $        140
                                 ============     ============   ============   ============   ============
Weighted average number of
  common shares outstanding....        10,000           10,000         10,000         10,000         10,000
                                 ============     ============   ============   ============   ============
Cash dividends per common
  share........................           100              100              0            100              0
                                 ============     ============   ============   ============   ============
Ratio of earnings to fixed
  charges......................            (1)            1.81           1.57           1.64           1.46
Ratio of earnings to fixed
  charges and preferred stock
  dividends....................            (1)            1.29           1.34           1.46           1.31
BALANCE SHEET DATA:
Due from/(to) affiliated
  companies, net...............  $         --     $    366,940   $   (151,077)  $ 10,985,805   $    870,255
Total assets...................  $436,588,311     $359,325,586   $295,115,959   $206,594,234   $166,354,070
Debt securities and other debt
  payable......................  $104,163,412     $ 88,641,357   $ 72,086,696   $ 56,078,514   $ 50,607,983
Stockholders' equity...........  $ 31,687,362     $ 29,829,414   $ 19,104,955   $ 10,684,064   $  7,756,643

---------------

(1) Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $7.6 million for the year ended September 30, 2001. Earnings were insufficient to meet fixed charges excluding preferred stock dividends by approximately $5.1 million for the year ended September 30, 2000. Assuming no benefit from the earnings of its subsidiaries with the exception of direct dividend payments, earnings were insufficient by approximately $17.1 million for the year ended September 30, 2001 to meet fixed charges and preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the attached audited consolidated financial statements and notes thereto for the three year period ended September 30, 2001.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

              FOR THE THREE FISCAL YEARS ENDED SEPTEMBER 30, 2001

     The Consolidated Group's loss before income taxes was approximately $5.1 million for the fiscal year ended September 30, 2001 as compared to net income of $5.5 million and $3.3 million for the fiscal years ended September 30, 2000 and 1999, respectively. The decrease in net income during the fiscal year ended September 30, 2001 compared to the fiscal year ended September 30, 2000, was primarily attributable to a reduction in investment gains and an increase in other expenses that were partially offset by an increase in net interest sensitive income. The increase in net income during the fiscal year ended September 30, 2000 compared to the fiscal year ended September 30, 1999, was primarily attributable to a increase in net interest sensitive income that was partially offset by an increase in provision for losses. The net loss in fiscal 2001 was insufficient by approximately $7.6 million to cover fixed charges including preferred stock dividend requirements. Net income in 2000, 1999, 1998 and 1997 was sufficient to cover fixed charges including preferred stock dividend requirements. See "SELECTED CONSOLIDATED FINANCIAL DATA" under Item 6.

INTEREST SENSITIVE INCOME AND EXPENSE

     Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits, and the interest costs of certificates and collateralized borrowings, while interest sensitive income includes interest, earned discounts and other income from the Receivable and investment portfolio.

     The Consolidated Group is in an "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase. Thus, rising interest rates will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline. Thus, falling interest rates will have a negative impact on results of operations. As with the impact on operations from changes in interest rates, the Consolidated Group's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

     Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and certificate redemptions, and should not be relied on as indicative of actual future results.

     The following table presents, as of September 30, 2001, the Consolidated Group's estimate of the change in the NPV of the financial assets and liabilities if interest rate levels generally were to increase or decrease by 1% and 2%, respectively. These calculations, which are highly subjective and technical, may differ from actual results. See "--Asset/Liability Management."

                                                       FAIR VALUE WITH INTEREST RATE CHANGE
                                                     -----------------------------------------
                             CARRYING                DECREASE   DECREASE   INCREASE   INCREASE
                             AMOUNTS    FAIR VALUE      1%         2%         1%         2%
                             --------   ----------   --------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash
     equivalents...........  $ 37,986    $ 37,986    $ 38,309   $ 38,309   $ 38,309   $ 38,309
  Investments:
     Affiliated
       companies...........     4,522       4,522       4,522      4,522      4,522      4,522
     Trading...............    22,227      22,227      23,352     24,022     22,111     21,536
     Available-for-sale....    73,630      73,630      72,660     74,651     68,963     67,246
     Held-to-maturity......        --          --          --         --         --         --
     Real estate contracts
       and mortgage
       notes...............   221,509     239,707     246,763    254,223    233,028    226,700
     Other receivable
       investments.........    34,774      34,950      36,176     37,471     33,785     32,680
                             --------    --------    --------   --------   --------   --------
                             $394,648    $413,022    $421,782   $433,198   $400,718   $390,993
                             ========    ========    ========   ========   ========   ========
Financial Liabilities:
  Annuity reserves.........  $291,002    $291,002    $297,280   $304,518    283,506   $276,952
  Investment
     certificates..........    91,893      93,144      94,844     96,594     91,495     89,893
  Debt payable.............    11,061      11,504      12,237     13,035     10,831     10,211
                             --------    --------    --------   --------   --------   --------
                             $393,956    $395,650    $404,361   $414,147   $385,832   $377,056
                             ========    ========    ========   ========   ========   ========

     The calculations of present value (fair value) have certain shortcomings. The discount rates utilized for Receivables and investment securities are based on estimated market interest rate levels of similar receivables and securities nationwide, with prepayment levels generally assumed based on global statistics. The unique characteristics of the Consolidated Group's Receivables and investment securities may not necessarily parallel those assumed in the model, and therefore, would likely result in different discount rates, prepayment experiences, and present values. The discount rates utilized for investment certificates, annuity reserves and debt payable are based on alternative types and sources of funds which are not necessarily indicative of the present value of such instruments. The present values are determined based on the discounted cash flows over the remaining estimated lives of the financial instruments and assumes that the resulting cash flows are reinvested in financial instruments with virtually identical terms. The total measurement of the Consolidated Group's exposure to interest rate risk as presented in the above table may not be representative of the actual values which might result from a higher or lower interest rate environment. A higher or lower interest rate environment will most likely result in different investment and borrowing strategies by the Consolidated Group designed to mitigate the effect on the value of, and the net earnings generated from, the Consolidated Group's net assets from any change in interest rates.

     Net interest sensitive income was approximately $15.9 million, $11.7 million and $7.9 for the fiscal years ended September 30 2001, 2000 and 1999, respectively. The following table presents the average yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three year periods ending September 30, 2001, 2000 and 1999:

                                                 2001           2000           1999
                                               AVERAGE        AVERAGE        AVERAGE
                                             ------------   ------------   ------------
Cash and cash equivalents..................  $ 36,321,589   $ 15,881,810   $ 28,166,671
  Yield....................................          5.11%          5.51%          4.56%
Investments................................  $100,765,171   $103,451,036   $ 63,652,202
  Yield....................................          7.89%          8.10%          9.03%
Real estate contracts and mortgage notes
  receivable...............................  $202,924,055   $142,187,385   $125,111,124
  Yield....................................         14.49%         13.51%         12.52%
Other receivable investments...............  $ 37,604,170   $ 25,510,311   $ 18,520,213
  Yield....................................          7.07%          7.89%          9.12%
Annuity reserves...........................  $266,718,248   $203,012,595    174,609,653
  Yield....................................          6.28%          5.87%          6.10%
Investment certificates....................  $ 87,285,895   $ 72,567,188   $ 64,502,319
  Yield....................................          9.34%          9.03%          9.06%
Debt payable...............................  $ 11,833,234   $  4,974,982   $    218,352
  Yield....................................          9.57%          6.64%          7.08%

NET GAINS (LOSSES) ON INVESTMENTS AND RECEIVABLES

     During the fiscal year ended September 30, 2001, the Consolidated Group's losses on investments and receivables, including mark-to-market adjustments on trading securities, were approximately $4.7 million compared to a gain of $3.5 million and a loss of $0.2 million during the fiscal years ended September 30, 2000 and 1999, respectively.

     The Consolidated Group classifies its investments in debt and equity securities as either "trading" or "available-for-sale". From time to time, gains or losses are recognized on trading positions and securities classified as "available-for-sale" may be sold at a gain or a loss. During the fiscal years ended September 30, 2001, 2000 and 1999, the Consolidated Group realized losses of approximately $1.0 million, $0.7 million and gains of $0.4 million, respectively. Additionally, during the years ended September 30, 2001, the Consolidated Group determined that certain "available-for-sale" investments had other than temporary impairments in value. The declines were primarily the result of (1) a decrease in the value of certain equity securities and (2) a deterioration of the future expected cash flows of certain investments. Accordingly, the Consolidated Group recorded a loss on investments of approximately $3.2 million through a charge to operations.

     During the fiscal years ended September 30, 2001, 2000 and 1999, the Consolidated Group realized gains from the sale of Receivables of approximately $58,000, $0.4 million and $3.2 million.

     During the fiscal years ended September 30, 2001, 2000 and 1999, the change in unrealized gains (losses) on trading securities, recorded in the Statements of Operations, were approximately $(0.4) million, $4.2 million and $(0.6) million, respectively. The mark-to-market gains during the fiscal year ended September 30, 2000, resulted primarily from investments that the Consolidated Group had made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and micro capitalization equity securities. During the fiscal year ended September 30, 2000, the value of the equity securities increased, thereby increasing the value of the Consolidated Group's investment.

FEES, COMMISSIONS, SERVICE AND OTHER INCOME

     Fees, commissions, service and other income consist primarily of commission earned by the Consolidated Group's broker/dealer subsidiary, MIS, and service fees earned by Summit's property development subsidiary, Summit Property Development, Inc. MIS and Summit Property Development, Inc. earned approximately

$7.8 million, $8.1 million and $4.5 million in commissions (after eliminating commissions received by MIS from Summit), during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The increase in revenue in 2000 of approximately $3.9 million resulted primarily from an increase in commissions earned by MIS as a result of increased sales of the securities of the Consolidated Group and Metropolitan.

NON-INTEREST EXPENSE

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision and valuation adjustments. Operating expenses were approximately $21.7 million, $15.2 million and $9.8 million during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The increase in operating expenses during 2001 was primarily the result of a $4.9 million increase in servicing and administrative expenses paid to Metropolitan. The Consolidated Group receives accounting, data processing, contract servicing and other administrative services from Metropolitan. During the year ended September 30, 2001, the Consolidated Group entered into an agreement with Metropolitan to change the calculation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Consolidated Group. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

     The increase in operating expenses in fiscal 2000 was principally the result of an increase in MIS commissions paid of approximately $3.7 million and increased costs associated with the Consolidated Group's commercial lending and insurance operations.

PROVISION FOR LOSSES ON REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

     The Consolidated Group establishes an allowance for losses on real estate contracts and mortgage notes receivable, including accrued interest, inherent in the portfolio at the balance sheet date based on historical foreclosure and loss experience. The Consolidated Group continually reviews the results of its resales of repossessed real estate to identify market trends and to document the Consolidated Group's historical experience on such sales. The Consolidated Group then adjusts its allowance for loss requirement as appropriate, based upon the observed trends in foreclosures and subsequent losses on re-sales. The following table outlines the Consolidated Group's changes in the allowance for losses on real estate contracts and mortgage notes receivable held.

                                                              SEPTEMBER 30,
                                                 ----------------------------------------
                                                    2001           2000           1999
                                                 -----------   -------------   ----------
Beginning balance..............................  $ 5,363,345    $3,082,918     $1,843,055
Provisions for losses..........................      675,297     2,721,039      1,507,953
Charge-offs....................................   (1,913,540)     (440,612)      (268,090)
                                                 -----------    ----------     ----------
Ending balance.................................  $ 4,125,102    $5,363,345     $3,082,918
                                                 ===========    ==========     ==========

     During the fiscal year ended September 30, 2001, the Consolidated Group revised the expected future loss rates on its originated commercial loans based upon historical experience. As a result, the allowance for losses as a percent of the face value of Receivables decreased to 1.9% at September 30, 2001, from 3.2% and 2.7% at September 30, 2000 and 1999, respectively. These allowances are in addition to unamortized acquisition discounts of approximately $4.8 million at September 30, 2001, $3.5 million at September 30, 2000 and $2.6 million at September 30, 1999.

PROVISION FOR LOSSES ON OTHER RECEIVABLE INVESTMENTS

     During the year ended September 30, 2000, the Consolidated Group established a loss reserve on its investments in annuity and structured settlement cash flows as the industry has recently focused on state and federal collection laws and their applicability to delinquent annuity and structured settlement payments. Additionally, during the year ended September 2000, the Consolidated Group established a reserve against a participation in finance leases purchased from an affiliate. The allowance for loss represents 1.6% of the face value of other receivable investments as of September 30, 2001 and 2000, respectively.

     The following is an analysis of the allowance for losses on other receivable investments for the years ending September 30, 2001 and September 30, 2000.

                                                                 2001         2000
                                                              ----------   ----------
Beginning balance...........................................  $1,149,297   $       --
  Provisions................................................      11,921    1,165,047
  Charge-offs...............................................    (140,201)     (15,750)
                                                              ----------   ----------
Ending balance..............................................  $1,021,017   $1,149,297
                                                              ==========   ==========

IMPACT OF INTEREST RATE FLUCTUATIONS AND INFLATION ON EARNINGS

     Unlike most industrial companies, substantially all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rate fluctuations generally have a more significant and direct impact on a financial institution's performance than do the effects of inflation. See "Interest Sensitive Income and Expense" for a discussion on the effect of changing interest rates on the operations of the Consolidated Group. Both interest rate levels in general and the cost of the Consolidated Group's funds and the return on its investments are influenced by additional factors such as the level of economic activity and competitive or strategic product pricing issues. The net effect of the combined factors on the earnings of the Consolidated Group has been a slight increase over the three-year period in the positive spread between the weighted average rate of return on interest earning assets less the weighted average cost of interest bearing liabilities. The positive spread increased to 4.6% in 2001 from 4.2% in 1999.

     Inflation has not had a material effect on the Consolidated Group's operating expenses. Changes in operating expenses have resulted principally from changes in product volumes or other business considerations.

     Revenues from real estate sold are influenced in part by inflation, as real estate values have historically fluctuated with the rate of inflation. However, management is unable to quantify the effect of inflation in this respect with any degree of accuracy.

INCOME TAXES

     During the fiscal year ended September 30, 2001, Summit generated a net operating loss of approximately $5 million, increasing accumulated net operating losses to approximately $10 million. The availability of tax benefits for these net operating losses begin to expire in 2006. Summit has performed an analysis of future reversals of existing taxable temporary differences and tax planning strategies that would, if necessary, be implemented to accelerate taxable amounts to utilize any expiring net operating losses. This analysis included the ability to sell appreciated assets that have an underlying appreciation of approximately $23 million, $16 million of which relate to assets held by Old Standard and Old West. In addition, Old Standard has the ability to re-insure current life and annuity reserves, which would result in additional taxable income due to ceding allowances. The ability to re-insure its current reserves also provides Old Standard a tax planning strategy to eliminate certain limits affecting the amount of net operating losses it can offset. As a result of Summit's analysis, management believes that the Company will obtain full benefit of the net deferred tax assets recorded at September 30, 2001.

ASSET/LIABILITY MANAGEMENT

     The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. During the year ending September 30, 2002, approximately $55.2 million more of the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) are expected to reprice than the Consolidated Group's financial liabilities (primarily debentures and annuities). In a rising interest rate environment, this factor will tend to increase earnings as assets will generally be repriced at higher rates of interest while financial liabilities maintain their existing rates of interest. Conversely, in a declining interest rate environment, this factor will tend to decrease earnings.

     Of the life insurance and annuity contracts held by the Consolidated Group scheduled to reprice or mature, approximately 36% are subject to surrender charges. These contracts have surrender charges that apply for as long as eight years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio.

     The Consolidated Group utilizes static gap analysis at the end of each quarter to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income.

NEW ACCOUNTING RULES

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of SFAS 133" ("SFAS 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" ("SFAS 138") were issued, respectively. SFAS 137 amends SFAS 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS 133, as amended, will not have a material effect on the Consolidated Group's financial statements. As part of implementing SFAS 133 on October 1, 2000, the Consolidated Group reclassified approximately $4.6 million of investments from held-to-maturity to available-for-sale.

     In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise" ("SFAS 134") which requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. On January 1, 1999, the Consolidated Group adopted this new standard and reclassified trading securities with a carrying value of approximately $16.7 million to the available-for-sale classification.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     During the third quarter of 2000, the Emerging Issues Task Force released issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). EITF 99-20 changed the manner in which the Consolidated Group determines whether a decline in fair value of certain investments is other than temporary. In accordance with this new methodology, if (1) the fair value of an investment is less than the amortized cost and (2) the present value of the estimated cash flows have decreased since the last estimate was made, then an other than temporary impairment is deemed to have occurred. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the Consolidated Group's financial statements. Financial statements for periods prior to the implementation of EITF 99-20 are not to be restated.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--A Replacement of FASB Statement No. 125" ("SFAS 140"). The implementation of SFAS 140 on April 1, 2001 did not have a material impact on the Consolidated Group's financial statements.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Consolidated Group has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Consolidated Group's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Consolidated Group is currently evaluating the impact of SFAS 141 on the Consolidated Group's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Consolidated Group is currently evaluating the impact of this statement on the Consolidated Group's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The objective of liquidity management is to provide funds at an acceptable cost to meet demands for additional receivable purchases and commercial loans and to service liabilities as they become due. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. Funds are available from a number of sources, including, but not limited to, cash and short-term investments, the investment securities portfolio, increased annuity production and loan repayments and maturities.

     Short-term liquidity is available from securities sold under agreement to repurchase and Federal Home Loan Bank of Seattle ("FHLB") advances. Long-term liquidity is generated from annuity growth and Receivable repayments.

     The Consolidated Group obtains funds through a borrowing facility with the FHLB. The amount the FHLB will lend depends on the amount of the borrower's stock investment in the FHLB and the type of collateral pledged to secure the borrowings. Under the terms of the line of credit, Old Standard is authorized to borrow in an aggregate amount not to exceed $20.5 million from time to time for an agreed upon advance rate and pledge of acceptable collateral. At September 30, 2001, there were no amounts outstanding on the line. At September 30, 2001, Old Standard had approximately $10.5 million available in unused borrowings with the FHLB based on pledged collateral. To access additional amounts, additional collateral can be pledged.

     During the fiscal year ended September 30, 2001, $212.6 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $136.6 million primarily in Receivables and investments and (2) fund $58.6 million in debt maturities, annuity product surrenders, payment of dividends and (3) fund $3.6 million in operating activities.

     During the fiscal year ended September 30, 2000, $188.5 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $164.1 million primarily in Receivables and investments and (2) fund $42.5 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the fiscal year ended September 30, 1999, $246.0 million in funds provided by the Consolidated Group's various liquidity sources were used to (1) invest $186.8 million primarily in Receivables and investments, (2) fund $26.5 million of primarily debt maturities and annuity product surrenders and (3) fund $4.6 million in operating activities.

     The following table summarizes Summit's anticipated annual cash principal and interest obligations on investment certificates (debt securities), credit lines and other debt payable and anticipated annual cash dividend requirements on preferred stock for the indicated periods based on outstanding debt and securities at September 30, 2001, assuming no reinvestments of maturing investment certificates:

                                                         LINES/OTHER    PREFERRED
FISCAL YEAR ENDING                         INVESTMENT       DEBT          STOCK
SEPTEMBER 30,                             CERTIFICATES     PAYABLE     DIVIDENDS(1)    TOTAL
------------------                        ------------   -----------   ------------   --------
                                                         (DOLLARS IN THOUSANDS)
2002....................................    $ 16,001       $ 3,520       $ 2,660      $ 22,181
2003....................................      15,551         1,760         2,660        19,971
2004....................................      20,313         1,777         2,660        24,750
2005....................................      34,933         1,820         2,660        39,413
2006....................................      23,965         1,771         2,660        28,396
                                            --------       -------       -------      --------
                                            $110,763       $10,648       $13,300      $134,711
                                            ========       =======       =======      ========

---------------

(1) Based on an assumed dividend rate per annum of 8.0%

     During 2001, the principal portion of the payments received on the Consolidated Group's Receivables and proceeds from sales of real estate and Receivables were $56.9 million. A decrease in the prepayment rate on these Receivables or a decrease in the ability to sell Receivables would reduce future cash flows from Receivables and might adversely affect the Consolidated Group's ability to meet its principal, interest and dividend payments.

     The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future by continuing its securities offerings and annuity sales. At September 30, 2001, cash or cash equivalents were $38.0 million, or 8.7% of total assets. Including securities that are either trading or available-for-sale, total liquidity was $133.8 million, $121.6 million and $129.8 million as of September 30, 2001, 2000 and 1999, respectively, or 30.7%, 33.8% and 44.0% of total assets, respectively.

     For statutory purposes, Old Standard and Old West perform cash flow testing under several different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At the end of calendar year 2000, the results of this cash flow testing process were satisfactory.

     At September 30, 2001, the Consolidated Group had no material commitments for any capital expenditures outside of commitments related to its normal investing activities. Additionally, the Consolidated Group had no knowledge of any environmental liabilities associated with any of its real estate asset investments.

     Management believes that cash flow from financing activities and liquidity provided from current investments will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during the fiscal year ending September 30, 2001. Summit has not defaulted on any of its obligations since its founding in 1990.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Summit is in an "asset sensitive" position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase, thus rising interest rates will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline, thus falling interest rates will have a negative impact on results of operations. As with the impact on operations from changes in interest rates, Summit's Net Present Value ("NPV") of financial assets and liabilities is subject to fluctuations in interest rates. Summit continually monitors the sensitivity of net interest income and NPV to changes in interest rates. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. Any computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and redemptions of certificates, and should not be relied upon as indicative of actual future results.

     For additional quantitative information about market risk of Summit, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Interest Sensitive Income and Expense" under Item 7.

     For qualitative information about market risk of Summit, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Asset/ Liability Management" under Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for an index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information required by this item has been previously reported.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

                           (AS OF SEPTEMBER 30, 2001)

NAME                                               AGE               POSITION
----                                               ---               --------
Tom Turner.......................................  51    President and Director
Philip Sandifur..................................  30    Vice President and Director
Gregory Strate...................................  54    Secretary, Treasurer and Director
Robert K. Potter.................................  74    Director
James V. Hawkins.................................  64    Director

     All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

     Tom Turner, President and Director. Mr. Turner was elected President on October 31, 1995. Prior to serving as President, he had served as Secretary and Treasurer since September 28, 1994. He has been associated with the Metropolitan Mortgage & Securities Co., Inc. Consolidated Group since 1985 when he was hired as a financial analyst. Mr. Turner's prior experience was in the real estate industry where he owned and managed a real estate franchise. Mr. Turner holds a Bachelor of Arts in Economics, as well as a Master of Business Administration from the University of California, Los Angeles.

     Philip Sandifur, Vice President and Director. Mr. Sandifur was elected Vice President on September 24, 1994, and is the son of C. Paul Sandifur, Jr., who is the controlling shareholder of both Metropolitan and National Summit Corp., the parent company of Summit. Mr. Sandifur graduated in 1993 from Santa Clara University, receiving a Bachelor of Arts in Business. Mr. Sandifur is also President of Jaguar Ventures, Inc., a wholly owned subsidiary of Summit's parent company, National Summit Corp., where he actively manages the Consolidated Group's venture capital and equity investment fund department. In the past, he was active with the Consolidated Group's commercial lending activities.

     Gregory Strate, Secretary, Treasurer and Director. Mr. Strate was elected Secretary, Treasurer and Director of Summit in 2000. Since August of 1998, Mr. Strate has worked as a manager for Old Standard's commercial lending division as well as being a member of the commercial underwriting group. Presently, his position with Old Standard is Lead Commercial Underwriter. From April of 1978 to July of 1998, Mr. Strate was the vice president and commercial loan officer of Washington Trust Bank.

     Robert K. Potter, Director. Mr. Potter was elected Director of Summit on March 14, 1995. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. From 1987 to present, Mr. Potter has served as President of Jobs Plus, Inc., a nonprofit corporation formed to diversify and broaden the economic base of Kootenai County, Idaho. Prior to 1987, Mr. Potter was employed for approximately 6 months as Chief Operating Officer of Incomnet Inc., and prior to that he worked for approximately 30 years with AT&T.

     James V. Hawkins, Director. Mr. Hawkins was elected a Director of Summit on May 1, 2001. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. Currently, Mr. Hawkins is a Co-Founder and Managing Partner in Highway 12 Ventures. From 1996 until 2000, Mr. Hawkins had been self-employed as an investor in Boise, Idaho. From January 1987 until July 1, 1996, Mr. Hawkins was Director of the Department of Commerce for the State of Idaho. He served under Governor Andrus and Governor Batt. From 1985 to 1987 Mr. Hawkins was self-employed in Boise, Idaho as a Consultant and prior to that, from 1971-1985, he was the President, CEO and owner of Statewide Auto Supply in Boise, Idaho.

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

                           SUMMARY COMPENSATION TABLE
                           (AS OF SEPTEMBER 30, 2001)

                                                                                  BONUS/
NAME AND PRINCIPAL POSITION                                   YEAR    SALARY    COMMISSIONS
---------------------------                                   ----   --------   -----------
Tom Turner..................................................  2001   $150,000     $50,000
  President*                                                  2000   $125,561     $50,000
                                                              1999   $114,500          --

---------------

* The salary received by Mr. Turner is paid by and related to his responsibilities as an employee of Metropolitan. Mr. Turner devotes such time as is necessary to the business of Summit, and Summit contributes to his salary commensurate with the time devoted.

                             DIRECTOR COMPENSATION

     All directors receive $500 for each meeting attended. Non-employee directors also receive reimbursement of travel expenses.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Summit does not have a formal compensation committee of the Board of Directors. Executive officer compensation is determined by C. Paul Sandifur, Jr., the controlling shareholder of the holding company of the Consolidated Group. Mr. Sandifur also determines the compensation of the executive officers of Metropolitan and is a director and executive officer of Metropolitan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 15, 2001, regarding beneficial ownership of Summit's equity securities by (1) each director of Summit, (2) Summit's President, (3) all directors and executive officers of Summit as a group, and (4) all persons known to Summit to be the beneficial owner of 5% or more of the outstanding voting securities of Summit.


                                                               SHARES OF
                                                                 COMMON
                                                                 STOCK
                                                              BENEFICIALLY   PERCENT OF
NAME AND ADDRESS                                                 OWNED          CLASS
  National Summit Corp.
     601 West First Avenue
     Spokane, WA 99201                                            10,000(1)      100%
  Tom Turner                                                           0           0%
  Philip Sandifur                                                      0           0%
  Gregory Strate                                                       0           0%
  Robert K. Potter                                                     0           0%
  James V. Hawkins                                                     0           0%
  All directors and executive officers as a group (5
     persons)                                                          0           0%
  C. Paul Sandifur, Jr.
     601 West First Avenue
     Spokane, WA 99201                                             8,727(1)     87.3%
  Helen Sandifur
     601 West First Avenue
     Spokane, WA 99201                                             1,273(1)     12.7%

---------------

(1) Under the rules of the Securities and Exchange Commission, C. Paul Sandifur, Jr. and Helen Sandifur may be deemed indirect beneficial owners of the shares owned by National Summit Corp. as the owners of all the outstanding common stock of National Summit Corp. C. Paul Sandifur, Jr. owns 2,618 shares of common stock of National Summit Corp. and Helen Sandifur owns 382 shares of common stock of National Summit Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NAMES AND RELATIONSHIP OF PARTIES/PERSONS INVOLVED IN RELATED PARTY TRANSACTIONS

     Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation that is controlled by
C. Paul Sandifur, Jr. Following this sale, Metropolitan has continued to provide, for a fee, principally all of Summit's management services.

     Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp. Currently, no officer or director of Summit is an officer or director of Metropolitan.

DESCRIPTION OF RELATED PARTY TRANSACTIONS

     Transactions between Metropolitan, its subsidiaries and companies within the Consolidated Group take place in the normal course of business. Such transactions include the purchase or sale of Receivables from or to affiliated companies, borrowing or lending money from or to affiliated companies, rental of office space, provision of administrative and data processing support, accounting and legal services. See "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 16" under Item 8. In addition, Metropolitan and its subsidiaries provide services to various companies within the Consolidated Group, as described more fully below.

     Prior to April 2001, Summit, Old Standard and Old West obtained substantially all of their Receivable management and servicing support (except for commercial loan originations) from Metropolitan through a Management, Receivable Acquisition and Servicing Agreement. In April 2001, the Consolidated Group entered into an agreement with Ocwen, an independent third party, for Ocwen to provide servicing functions for the Consolidated Group's Receivables. During the fiscal year ended September 30, 2001, the Consolidated Group paid compensation to Metropolitan for Receivable acquisitions of approximately $0.9 million and fees for servicing by Metwest of approximately $1.1 million. See "RECEIVABLE INVESTMENTS" under Item 1 and "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Note 16" under Item 8.

     Old Standard has entered into a reinsurance agreement with Western United, which became effective July 1, 1998 and remained in effect at September 30, 2001. Under this agreement, Western United may reinsure with Old Standard 75% of the risk on 15 different annuity products and premium ceded during the fiscal years ended September 30, 2001 and 2000 was approximately $0.7 million and $27.4 million, respectively. Western United received ceding allowances equal to actual commission plus 1.5% of premium, which was approximately $0.1 million and $1.5 million during the fiscal year ended September 30, 2001 and 2000, respectively. Additionally, Western United receives a fee from Old Standard for servicing the reinsured policies, which fee is 40 basis points annually on the cash value of the reinsured policies.

     This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower crediting rates than management believes would have been available through direct sales. Although this agreement has been inactive since October 31, 2000, under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice.

     During the year ended September 30, 2000, Summit purchased an $18 million non-interest bearing contract receivable collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13.1 million using a discount rate of 12%. See "RECEIVABLE INVESTMENTS--Servicing, Collection and Delinquency Experience" under Item 1.

     MIS, a broker-dealer and former subsidiary of Metropolitan, sells the publicly registered securities of Metropolitan and Summit. Metropolitan paid commissions to MIS for the sale of Metropolitan's securities pursuant to the terms of written Selling Agreements. During the fiscal year ended September 30, 2001, Metropolitan paid commissions to MIS in the amount of $3.0 million.

     Summit has entered into Selling Agreements with MIS to provide for the sale of investment certificates and preferred stock where MIS will be paid commissions up to a maximum of 6% of the investment amount in each transaction. The commission rate depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment. During the fiscal year ended September, 30, 2001, Summit paid commissions to MIS in the amount of $2.4 million. These charges have no effect on the Consolidated Financial Statements, but create fee income for MIS when presented alone.

     Summit Property Development, Inc. has entered into an agreement with Metropolitan to provide property development services to Metropolitan for a fee. During the year ended September 30, 2001 the fee was approximately $1.1 million. See "PROPERTY DEVELOPMENT SERVICES" under Item 1.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1.FINANCIAL STATEMENTS.

   Included in Part II, Item 8 of this report:

   Report of Independent Accountants
   Consolidated Balance Sheets at September 30, 2001 and 2000

Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999
   Consolidated Statements of Comprehensive Income for the Years Ended
   September 30, 2001, 2000 and 1999
   Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 2001, 2000 and 1999
   Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999
   Notes to Consolidated Financial Statements

2.FINANCIAL STATEMENTS SCHEDULES.

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

3. EXHIBITS.

     The following is a complete list of exhibits filed as part of this Form
10-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.01    Articles of Incorporation of Summit (Incorporated by
          Reference to Exhibit 3(a) to Registration No. 3-36775).
  3.02    Bylaws of Summit (Incorporated by Reference to Exhibit 3(b)
          to Registration No. 33-36775).
  4.01    Indenture dated as of May 25, 2000, between Summit and U.S.
          Bank Trust National Association, Trustee (Incorporated by
          Reference to Exhibit 4.01 to Registration No. 333-40074).
  4.02    Indenture dated as of November 15, 1990 between Summit and
          West One Bank, Idaho, N.A., Trustee (Incorporated by
          Reference to Exhibit 4(a) to Registration No. 33-36775).
  4.03    Tri-Party Agreement dated as of April 24, 1996 between West
          One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Incorporated by Reference to Exhibit 4(c)
          to Registration No. 333-19787).
  4.04    First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment
          Certificates, Series B (Incorporated by Reference to Exhibit
          4(c) to Registration No. 33-36775).
  4.05    Second Supplemental Indenture between Summit and U.S. Bank
          Trust National Association, dated as of March 1, 2001
          (Incorporated by reference to Exhibit 4.04 to Summit's
          registration statement on Form S-2, Registration No.
          333-54458, filed March 1, 2001.)
  4.06    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-1
          (Incorporated by Reference to Exhibit 4(c) to Registration
          No. 33-57619).
  4.07    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-2
          (Incorporated by Reference to Exhibit 4(c) to Registration
          No. 333-115).
  4.08    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-RP
          (Incorporated by Reference to Exhibit 4(f) to Summit's
          Annual Report on Form 10-K for fiscal 1997).
  4.09    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-3
          (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to
          Registration No. 333-19787).
 10.01    Receivable Management, Acquisition and Service Agreement
          between Summit Securities, Inc. and Metropolitan Mortgage &
          Securities Co., Inc. dated September 9, 1994 (Incorporated by Reference to Exhibit 10(a) to Registration No. 33-57619).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.02    Receivable Management, Acquisition and Service Agreement
          between Old Standard Life Insurance Company and Metropolitan
          Mortgage & Securities Co., Inc. dated January 1, 2001.
 10.03    Receivable Management, Acquisition and Service Agreement
          between Old West Life Insurance Company and Metropolitan
          Mortgage & Securities Co., Inc. dated January 1, 2001.
 10.04    Form of Reinsurance Agreement between Western United Life
          Assurance Company and Old Standard Life Insurance Company
          (Incorporated by Reference to Exhibit 10(d) to Summit's
          Annual Report on Form 10-K for fiscal 1998).
 10.05    Servicing Rights Purchase Agreement among Ocwen Federal Bank
          FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit
          10.02 to Metropolitan Mortgage & Securities Co., Inc.'s
          Annual Report on Form 10-K for fiscal 2001).
 10.06    Amendment No. 1 to Servicing Rights Purchase Agreement among
          Ocwen Federal Bank FSB, Metropolitan and various sellers
          named therein, dated as of May 11, 2001 (Incorporated by
          reference to Exhibit 10.03 to Metropolitan Mortgage &
          Securities Co., Inc.'s Annual Report on Form 10-K for fiscal
          2001).
 10.07    Servicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          April 1, 2001 (Incorporated by reference to Exhibit 10.04 to
          Metropolitan Mortgage & Securities Co., Inc.'s Annual Report
          on Form 10-K for fiscal 2001).
 10.08    Flow Subservicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          September 1, 2001 (Incorporated by reference to Exhibit
          10.05 to Metropolitan Mortgage & Securities Co., Inc.'s
          Annual Report on Form 10-K for fiscal 2001).
 12.01    Statement regarding computation of ratios.
 21.01    Subsidiaries of Registrant (Incorporated by Reference to
          Exhibit 21 to Summit's Annual Report on Form 10-K for fiscal
          1998).

(B) REPORTS ON FORM 8-K

     Summit did not file any reports on Form 8-K during the fourth quarter of fiscal year 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SUMMIT SECURITIES, INC.

Date: December 26, 2001                                By /s/ TOM TURNER
                                                          --------------------------
                                                          Tom Turner, President

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

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----

                  /s/ TOM TURNER                         President and Director        December 26, 2001
 ------------------------------------------------     (Principal Executive Officer
                    Tom Turner                           and Principal Financial
                                                                Officer)


                /s/ ROBERT A. NESS                    Principal Accounting Officer     December 26, 2001
 ------------------------------------------------
                  Robert A. Ness


               /s/ PHILIP SANDIFUR                     Vice President and Director     December 26, 2001
 ------------------------------------------------
                 Philip Sandifur


                /s/ GREGORY STRATE                      Secretary, Treasurer and       December 26, 2001
 ------------------------------------------------               Director
                  Gregory Strate


                                                                Director               December 26, 2001
 ------------------------------------------------
                  James Hawkins


                /s/ ROBERT POTTER                               Director               December 26, 2001
 ------------------------------------------------
                  Robert Potter

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Report of Independent Accountants...........................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Operations.......................  F-5
Consolidated Statements of Comprehensive Income.............  F-6
Consolidated Statements of Stockholders' Equity.............  F-7
Consolidated Statements of Cash Flows.......................  F-8
Notes to Consolidated Financial Statements..................  F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Summit Securities, Inc.

We have audited the consolidated balance sheet of Summit Securities, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules as of September 30, 2001 and for the year then ended, listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Securities, Inc. and subsidiaries at September 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Seattle, Washington
December 14, 2001

[PRICEWATERHOUSECOOPER LOGO]

REPORT OF INDEPENDENT ACCOUNTANTS

The Directors and Stockholders
Summit Securities, Inc.

In our opinion, the consolidated balance sheet as of September 30, 2000 and the related consolidated statements of operations of comprehensive income, of stockholders' equity and of cash flows for each of the two years in the period ended September 30, 2000 and the (appearing on pages F-4 through F-8 of this Annual Report on Form 10-K of Summit Securities, Inc. and its subsidiaries) present fairly, in all material respects, the financial position, results of operations and cash flows of Summit Securities, Inc. and its subsidiaries at September 30, 2000 and for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules, II, III and IV, listed in the index appearing under Item 14(a)(2) on page S-2 through S-7, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedules of Summit Securities, Inc. and its subsidiaries for any period subsequent to September 30, 2000.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Spokane, Washington
December 28, 2000

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2001 AND 2000

                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS:
Cash and cash equivalents...................................  $ 37,986,345   $ 24,228,881
Investments:
  Affiliated companies......................................     4,522,425      4,522,425
  Trading securities, at fair value ($21,628,837 and
     $22,172,809 at cost or amortized cost).................    22,226,923     26,264,393
  Available-for-sale securities, at fair value ($75,329,734
     and $78,688,017 at cost or amortized cost).............    73,630,137     71,101,180
  Held-to maturity securities, at amortized cost ($0 and
     $4,679,047 at fair value)..............................            --      4,616,744
  Accrued interest on investments...........................       603,076      1,027,629
                                                              ------------   ------------
          Total investments.................................   100,982,561    107,532,371
                                                              ------------   ------------
Real estate contracts and mortgage notes receivable, net of
  discounts and origination fees and net of allowances of
  $4,125,102 and $5,363,345.................................   216,156,590    157,563,997
Real estate held for sale at the lower of cost or market,
  net of allowances of $2,626,303 and $242,602..............     6,964,260      4,790,768
Other receivable investments net of discounts and
  origination fees and net of allowances of $1,021,017 and
  $1,149,297)...............................................    43,296,220     48,572,661
Deferred costs, net.........................................    15,153,250     12,869,074
Deferred income taxes.......................................     3,836,841      1,138,648
Income taxes receivable.....................................            --        989,257
Other assets, net, including receivables from affiliates....    12,212,244      1,639,929
                                                              ------------   ------------
          Total assets......................................  $436,588,311   $359,325,586
                                                              ============   ============

                                      LIABILITIES:
Annuity reserves............................................  $291,001,734   $237,634,664
Investment certificates.....................................    93,101,273     70,435,014
Debt payable................................................    11,062,139     18,206,343
Accounts payable and accrued expenses, including payables to
  affiliates................................................     9,659,410      3,220,151
Current income taxes payable................................        76,393             --
                                                              ------------   ------------
          Total liabilities.................................   404,900,949    329,496,172
                                                              ------------   ------------
Commitments and contingencies (Notes 4 and 8)

                                  STOCKHOLDERS' EQUITY:
Preferred stock, $10 par (liquidation preference $33,251,240
  and $28,981,610)..........................................     3,325,124      2,898,161
Common stock, $10 par, 10,000 issued and outstanding........       100,000        100,000
Additional paid-in capital..................................    27,020,141     23,383,884
Accumulated other comprehensive loss........................    (1,121,734)    (5,007,025)
Retained earnings...........................................     2,363,831      8,454,394
                                                              ------------   ------------
          Total stockholders' equity........................    31,687,362     29,829,414
                                                              ------------   ------------
          Total liabilities and stockholders' equity........  $436,588,311   $359,325,586
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
REVENUES:
  Interest on receivables.............................  $25,336,947   $16,920,593   $12,879,126
  Earned discount on receivables and investments......    7,461,573     4,302,232     3,907,961
  Other investment income.............................    9,076,953     9,252,518     7,597,033
  Real estate sales...................................    2,464,803     6,519,781     4,391,709
  Fees, commissions, services and other income........    8,555,396     8,680,395     4,611,463
  Net gains (losses) on investments...................   (4,745,403)    3,507,127      (227,953)
  Net gains on sales of receivables...................       58,232       395,134     3,209,597
                                                        -----------   -----------   -----------
          Total revenues..............................   48,208,501    49,577,780    36,368,936
                                                        -----------   -----------   -----------
EXPENSES:
  Annuity benefits....................................   16,737,395    11,907,780    10,645,585
  Interest expense....................................    9,286,859     6,886,427     5,856,249
  Cost of real estate sold............................    2,452,590     6,563,536     4,249,002
  Provision for losses on real estate assets..........    3,073,916     2,291,109     2,325,500
  Provision for losses on other assets................       11,921     1,215,047       170,000
  Salaries and employee benefits......................    3,409,387     2,914,733     2,418,788
  Commissions to agents...............................   11,679,399    11,203,916     6,073,818
  Other operating and underwriting expenses...........    8,051,512     2,574,206     3,110,799
  Capitalized deferred costs, net of amortization.....   (1,398,312)   (1,523,485)   (1,825,063)
                                                        -----------   -----------   -----------
          Total expenses..............................   53,304,667    44,033,269    33,024,678
                                                        -----------   -----------   -----------
Income (loss) before income taxes.....................   (5,096,166)    5,544,511     3,344,258
Income tax benefit (provision)........................    2,605,452    (1,462,272)     (529,430)
                                                        -----------   -----------   -----------
Net income (loss).....................................   (2,490,714)    4,082,239     2,814,828
Preferred stock dividends.............................   (2,549,849)   (2,025,155)     (838,356)
                                                        -----------   -----------   -----------
Income (loss) applicable to common stockholders.......  $(5,040,563)  $ 2,057,084   $ 1,976,472
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(2,490,714)  $ 4,082,239   $ 2,814,828
                                                        -----------   -----------   -----------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAX:
  Unrealized gains (losses) on investments:
     Unrealized holding gains (losses) arising during
       period.........................................    1,333,295    (3,418,607)   (2,024,674)
     Less: reclassification adjustment for gains
       (losses) included in net income................    2,551,996       350,332        (5,830)
                                                        -----------   -----------   -----------
  Net other comprehensive income (loss)...............    3,885,291    (3,068,275)   (2,030,504)
                                                        -----------   -----------   -----------
Comprehensive income (loss)...........................  $ 1,394,577   $ 1,013,964   $   784,324
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                                      ACCUMULATED
                                                                       ADDITIONAL        OTHER
                                               PREFERRED     COMMON      PAID-IN     COMPREHENSIVE    RETAINED
                                                 STOCK       STOCK       CAPITAL     INCOME (LOSS)    EARNINGS        TOTAL
                                               ----------   --------   -----------   -------------   -----------   -----------
BALANCE, OCTOBER 1, 1998.....................  $  665,868   $100,000   $ 4,405,604    $    91,754    $ 5,420,838   $10,684,064
Net income...................................                                                          2,814,828     2,814,828
Cash dividends on preferred stock (variable
  rate)......................................                                                           (838,356)     (838,356)
Sale of variable rate preferred stock, net of
  offering costs (89,392 shares).............     893,915                7,601,578                                   8,495,493
Redemption and retirement of preferred stock
  (231 shares)...............................      (2,314)                 (18,256)                                    (20,570)
Net unrealized gains on investment
  securities, net of income tax benefit of
  $1,046,017.................................                                          (2,030,504)                  (2,030,504)
                                               ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 1999..................   1,557,469    100,000    11,988,926     (1,938,750)     7,397,310    19,104,955
Net income...................................                                                          4,082,239     4,082,239
Cash dividends on common stock ($100 per
  share).....................................                                                         (1,000,000)   (1,000,000)
Cash dividends on preferred stock (variable
  rate)......................................                                                         (2,025,155)   (2,025,155)
Sale of variable rate preferred stock, net of
  offering costs (139,995 shares)............   1,399,950               11,928,285                                  13,328,235
Redemption and retirement of preferred stock
  (5,926 shares).............................     (59,258)                (533,327)                                   (592,585)
Net unrealized gains on investment
  securities, net of income tax benefit of
  $1,580,627.................................                                          (3,068,275)                  (3,068,275)
                                               ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 2000..................   2,898,161    100,000    23,383,884     (5,007,025)     8,454,394    29,829,414
Net loss.....................................                                                         (2,490,714)   (2,490,714)
Cash dividends on common stock ($105 per
  share).....................................                                                         (1,050,000)   (1,050,000)
Cash dividends on preferred stock (variable
  rate)......................................                                                         (2,549,849)   (2,549,849)
Sale of variable rate preferred stock, net of
  offering costs (47,122 shares).............     471,215                4,034,533                                   4,505,748
Redemption and retirement of preferred stock
  (4,425 shares).............................     (44,252)                (398,276)                                   (442,528)
Net unrealized gains on investment
  securities, net of income tax expense of
  $2,001,964.................................                                           3,885,291             --     3,885,291
                                               ----------   --------   -----------    -----------    -----------   -----------
BALANCE, SEPTEMBER 30, 2001..................  $3,325,124   $100,000   $27,020,141    $(1,121,734)   $ 2,363,831   $31,687,362
                                               ==========   ========   ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                                  2001           2000            1999
                                                              ------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (2,490,714)  $   4,082,239   $  2,814,828
  Adjustments to reconcile net income to net cash from
    operating activities:
    Acquisition of trading securities, net of maturities....   (26,101,549)    (22,758,828)   (21,976,921)
    Proceeds from sales of trading securities...............    22,526,137      11,696,511             --
    Earned discount on receivables..........................    (7,461,573)     (4,302,232)    (3,907,961)
    Losses (gains) on investments, net......................     4,745,403      (3,507,127)       227,953
    Gains on sales of receivables, net......................       (58,232)       (395,134)    (3,209,597)
    Losses (gains) on sales of real estate..................       (12,213)         43,755       (142,707)
    Provision for losses on real estate assets..............     3,073,916       2,291,109      2,325,500
    Provision for losses on other assets....................        11,921       1,215,047        170,000
    Depreciation and amortization...........................        39,357          53,261         45,323
    Deferred income tax provision (benefit).................    (4,700,157)      1,543,112     (1,469,079)
    Changes in assets and liabilities:
      Annuity reserves......................................    16,563,185      11,659,707     10,489,478
      Compound and accrued interest on investment
       certificates and debt payable........................      (392,139)      1,049,638      1,089,550
      Accrued interest on real estate contracts and mortgage
       notes receivable.....................................    (8,078,970)       (720,893)        69,864
      Deferred cost, net....................................    (2,284,176)     (1,315,323)    (2,360,253)
      Accounts payable including affiliates.................     3,318,438        (518,017)    11,136,882
      Other assets including receivable from affiliates.....    (2,355,277)         45,546         63,470
                                                              ------------   -------------   ------------
         Net cash provided by (used in) operating
           activities.......................................    (3,656,643)        162,371     (4,633,670)
                                                              ------------   -------------   ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sales of available-for-sale investments.....    41,565,815      14,612,748     12,030,278
  Proceeds from maturities of available-for-sale
    investments.............................................            --              --      2,167,518
  Purchase of available-for-sale investments................   (36,148,773)    (21,888,627)   (71,809,272)
  Proceeds from maturities of held-to-maturity
    investments.............................................     2,307,144       7,652,867      1,500,000
  Purchase of held-to-maturity investments..................            --      (3,105,250)      (999,844)
  Principal payments received on real estate contracts and
    other receivable investments............................    49,622,193      66,760,821     35,660,396
  Proceeds from sale of real estate contracts and mortgage
    notes receivable........................................       546,575       9,703,506     70,695,666
  Purchases and originations of real estate contracts and
    mortgage notes receivable...............................   (97,415,309)   (131,033,562)   (92,652,050)
  Proceeds from sales of other receivable instruments.......     4,284,743       1,700,843     16,701,962
  Purchase of other receivable investments..................    (1,563,702)     (6,971,812)   (19,476,444)
  Proceeds from real estate sales...........................     2,464,803       6,519,781      3,884,725
  Additions to real estate held for sale....................    (1,430,832)     (1,071,894)    (1,901,175)
                                                              ------------   -------------   ------------
         Net cash used in investing activities..............   (35,767,343)    (57,120,579)   (44,198,240)
                                                              ------------   -------------   ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Receipts from annuity products............................    64,317,635      43,308,627     29,545,967
  Withdrawals annuity products..............................   (19,092,366)    (27,259,295)   (14,610,355)
  Reinsurance of annuity products to reinsurers, net........    (8,421,383)      8,594,516     39,543,618
  Proceeds from issuance of investment certificates.........    42,954,859       9,183,528     25,798,321
  Increase (decrease) in other debt borrowings..............    (7,017,790)      7,017,788             --
  Repayments of investment certificates.....................   (19,885,931)    (11,605,055)   (10,975,060)
  Repayments to banks and others............................      (136,944)         (5,676)       (33,178)
  Issuance of preferred stock...............................     4,505,748      13,328,235      8,495,493
  Redemption and retirement of preferred stock..............      (442,529)       (592,585)       (20,570)
  Cash dividends............................................    (3,599,849)     (3,025,155)      (838,356)
                                                              ------------   -------------   ------------
         Net cash provided by financing activities..........    53,181,450      38,944,928     76,905,880
                                                              ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents........    13,757,464     (18,013,280)    28,073,970
Cash and cash equivalents, beginning of year................    24,228,881      42,242,161     14,168,191
                                                              ------------   -------------   ------------
Cash and cash equivalents, end of year......................  $ 37,986,345   $  24,228,881   $ 42,242,161
                                                              ============   =============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

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

     The Company engages, nationwide, in the business of acquiring, originating, holding and selling receivables. These receivables include residential real estate contracts and mortgage notes and commercial loans that are collateralized by first position liens on real estate. The Company also invests in receivables consisting of real estate contracts and mortgage notes collateralized by junior position liens, structured settlements, annuities, lottery prizes, and other investments. The acquired receivables collateralized by real estate are typically non-conventional because they were either financed by the sellers of the properties involved or they were originated by institutional lenders who specialize in borrowers with impaired credit or non-conventional properties. The Company also originates both construction and commercial real estate loans. In addition to receivables, the Company invests in U.S. Treasury obligations, mortgage- and asset-backed securities corporate bonds, equity securities, venture capital, and other securities.

     In addition to its real estate receivable activities, the Company acts as a securities broker/dealer and provides real estate property development services to affiliates.

     The Company invests in receivables and securities using funds generated from the sale of annuities, debentures and preferred stock, the sale of receivables and real estate, receivable cash flows, secured borrowings and securities portfolio earnings.

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED):

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

          Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities are carried at quoted and estimated market values. Other available-for-sale securities include government-backed bonds, equity securities and venture capital investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes.

          For other than a temporary decline in value below cost or amortized cost, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statements of operations. Any recovery of fair value in excess of the investment's new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include the length of time and extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability of the Company to retain its investment for the anticipated period of recovery in fair value.

          During the third quarter of 2000, the Emerging Issues Task Force released issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). This EITF changed the manner in which the Company determines whether a decline in fair value of certain investments is other than temporary. In accordance with this new methodology, if (1) the fair value of an investment is less than the amortized cost and (2) the present value of the estimated cash flows have decreased since the last estimate was made, then an other than temporary impairment is deemed to have occurred. The implementation of EITF 99-20 on April 1, 2001 did not have a material impact on the Company's financial statements. Financial statements for periods prior to the implementation of EITF 99-20 are not to be restated.

          Equity securities include the Company's investment in the common stock of the Federal Home Loan Bank of Seattle ("FHLB Seattle"). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was Approximately $0.7 million and $0.6 million at September 30, 2001 and 2000, respectively.

          Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE

     Real estate contracts and mortgage notes receivable held for investment purposes are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED):

receivable. Origination fees, net of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

  ALLOWANCES FOR LOSSES ON REAL ESTATE ASSETS

     The Company establishes an allowance for expected losses on real estate contracts and mortgage notes receivable, including accrued interest, inherent in the portfolio at the balance sheet date based on historical foreclosure and loss experience. The established allowances for losses on real estate held for sale include amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of the repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment loss is recognized. As a result of changes in the real estate markets in which these assets are located, it is reasonably possible that the carrying values could be reduced in the near term.

  OTHER RECEIVABLE INVESTMENTS

     Other receivable investments (primarily lottery prizes, annuities and structured settlements) are carried at lower of amortized cost or net realizable value. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield (interest) method on an individual receivable basis over the remaining contractual term of the receivable.

  REAL ESTATE HELD FOR SALE

     Real estate held for sale is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure, forfeiture or acquisition. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of
(a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) carrying value (net unpaid receivable carrying value at the date of foreclosure).

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

  DEFERRED COSTS

     Deferred acquisition costs, consisting of commissions to agents and other annuity policy costs, are deferred. Cost for annuity contracts are amortized over the lives of the contracts in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations. During the year ended September 30, 2001, the Company revised its gross profit estimate, which resulted in approximately $1.6 million increase in deferred acquisition costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no significant adjustments to the gross profit estimates in 2000 or 1999.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED):

     The amortization of deferred acquisition costs, which is based on the estimated gross profits of the underlying annuity products, could be changed significantly in the near term due to changes in the interest rate environment. As a result, the recoverability of these costs may be adversely affected in the near term.

     Debenture issuance costs, including commissions to sales representatives and other issuance costs, are deferred. Commission costs are amortized over the expected average term of the related debenture bond, which ranges from 6 months to 5 years, using the interest method. Other debenture issuance costs are amortized over an average four year average term of the related debenture bond using a straight-line method.

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

  GUARANTY FUND ASSESSMENTS

     The Company's insurance subsidiaries are subject to insurance guaranty laws in the states in which they write premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. At September 30, 2001 the Company had accrued an estimated liability of approximately $0.5 million for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

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

  HEDGING ACTIVITIES

     The Company is authorized by its Board of Directors to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio, potential trading situations and in anticipation of sales of real estate contracts and other receivable investments. Future transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold "short" (the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED):

financial markets. At September 30, 2001, and September 30, 2000, the Company had no open hedging positions.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000 Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of SFAS 133" ("SFAS No. 137") and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS 133" (SFAS No. 138") were issued. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Company's consolidated financial statements. As part of implementing SFAS 133 on October 1, 2000, the Company reclassified approximately $4.6 million of investments, with a fair value of $4.7 million, from held-to-maturity to available-for-sale.

  INTEREST RATE RISK

     The Consolidated Group is subject to interest rate risk because most of its assets and liabilities are financial in nature. During the year ending September 30, 2002, approximately $55.2 million more of the Consolidated Group's financial assets (primarily cash and cash equivalents, Receivables and fixed income investments) are expected to reprice than the Consolidated Group's financial liabilities (primarily debentures and annuities). In a rising interest rate environment, this factor will tend to increase earnings as assets will generally be repriced at higher rates of interest while financial liabilities maintain their existing rates of interest. Conversely, in a declining interest rate environment, this factor will tend to decrease earnings.

     Of the life insurance and annuity contracts scheduled to reprice or mature, approximately 36% are subject to surrender charges. These contracts have surrender charges that apply for as long as eight years, but with decreasing amounts during such term. At the option of the Consolidated Group, these contracts are subject to annual repricing. In periods of declining interest rates, this feature is beneficial as it allows the Consolidated Group to reprice its liabilities at lower market rates of interest. Depending on the remaining surrender charges, the Consolidated Group has the option to extend any interest rate increase over a two to three year period, thereby making it not generally economical for an annuitant to pay the surrender charge in order to receive payment in lieu of accepting a rate of interest that is lower than current market rates of interest. As a result, the Consolidated Group may respond more slowly to increases in market interest rate levels thereby diminishing the impact of the current mismatch in the interest sensitivity ratio.

     The Consolidated Group utilizes static gap analysis at the end of each quarter to measure the amount of interest rate risk embedded in the balance sheet as of a point in time. It does this by comparing the differences in the repricing characteristics of interest-earning assets and interest-bearing liabilities. A gap is defined as the difference between the principal amount of interest-earning assets and interest-bearing liabilities that reprice within a specified time period. This gap provides a general indication of the sensitivity of the Company's net interest income to interest rate changes. Consequently, if more assets than liabilities reprice or mature in a given period, resulting in an asset sensitive position or positive gap, increases in market interest rates will generally benefit net interest income because earning asset rates will reflect the changes more quickly. Alternatively, where interest-bearing liabilities reprice more quickly than interest-earning assets, resulting in a liability sensitive position or negative gap, increases in market interest rates will generally have an adverse impact on net interest income.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING POLICIES (CONTINUED):

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

  RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the current year's presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- A Replacement of FASB Statement No. 125" (SFAS 140). The implementation of SFAS 140 on April 1, 2001 did not have a material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The implementation of SAB 101 on July 1, 2001 did not have a material impact on the consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of this statement on the Company's consolidated financial statements.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

2.  INVESTMENTS IN AFFILIATED COMPANIES:

     At September 30, 2001 and 2000, investments in affiliated companies consisted of:

                                                                 COST AND CARRYING VALUE
                                                      NUMBER     -----------------------
TYPE OF SHARES                                       OF SHARES      2001         2000
--------------                                       ---------   ----------   ----------
Metropolitan Mortgage & Securities Co., Inc:
  Class A common...................................         9    $  420,205   $  420,205
  Preferred
     Series C......................................   116,094     1,160,942    1,160,942
     Series D......................................    24,328       243,278      243,278
     Series E-1....................................   105,800     1,058,000    1,058,000
     Series E-2....................................     1,400       140,000      140,000
Consumers Group Holding Co., Inc.:
  Common...........................................        19     1,500,000    1,500,000
                                                                 ----------   ----------
                                                                 $4,522,425   $4,522,425
                                                                 ==========   ==========

     Class A common stock is the only voting class of Metropolitan's stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 2001 and 2000, no Class B common stock was outstanding. At September 30, 2001 and 2000, the 9 shares of stock the Company owned represented 9.28% of Metropolitan's outstanding Class A common stock. Metropolitan had total consolidated assets of approximately $1.3 billion at September 30, 2001.

     The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 2001, the preferred Series C, D and E-1 had dividend rates of 7.0%. The preferred Series E-4 had a dividend rate of 7.1%. Neither the common or preferred shares are traded in a public market.

     At September 30, 2001 and 2000, the Company owned 3.49% of the outstanding common stock of Consumers Group Holding Co., Inc. The remaining outstanding shares of common stock of Consumers Group Holding Co., Inc. are owned by Metropolitan. At September 30, 2001, Consumers Group Holding Co., Inc. owns approximately 63.3% of Western United Life Insurance Company ("Western"), a life insurer domiciled in the state of Washington. Western had total assets, before any elimination of assets for consolidation purposes, of approximately $1.2 billion at September 30, 2001.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

3.  INVESTMENTS:

     A summary of carrying and estimated fair values of investments at September 30, 2001 and 2000 is as follows:

                                                            2001
                                    ----------------------------------------------------
                                      COST OR       GROSS         GROSS
                                     AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                       COST         GAINS        LOSSES      FAIR VALUE
                                    -----------   ----------   -----------   -----------
TRADING
Mortgage- and asset-backed
  securities.....................   $16,098,963   $  677,421   $  (435,077)  $16,341,307
Equity securities................     5,529,874      355,742             0     5,885,616
                                    -----------   ----------   -----------   -----------
Totals...........................   $21,628,837   $1,033,162   $  (435,077)  $22,226,923
                                    ===========   ==========   ===========   ===========
AVAILABLE-FOR-SALE
Government-backed bonds..........   $ 8,532,778   $  223,111   $         0   $ 8,755,888
Corporate bonds..................       250,000          250                     250,250
Mortgage- and asset-backed
  securities.....................    58,422,991      984,790    (1,340,854)   58,066,926
                                    -----------   ----------   -----------   -----------
Total fixed maturities...........    67,205,768    1,208,151    (1,340,854)   67,073,065
Equity securities................     2,247,296      268,877      (580,985)    1,935,188
Venture Capital/Limited
  Partnership....................     5,876,669            0    (1,254,785)    4,621,884
                                    -----------   ----------   -----------   -----------
Totals...........................   $75,329,734   $1,477,028   $(3,176,625)  $73,630,137
                                    ===========   ==========   ===========   ===========

                                                            2000
                                    ----------------------------------------------------
                                      COST OR       GROSS         GROSS
                                     AMORTIZED    UNREALIZED   UNREALIZED     ESTIMATED
                                       COST         GAINS        LOSSES      FAIR VALUE
                                    -----------   ----------   -----------   -----------
TRADING
Mortgage- and asset-backed
  securities.....................   $15,912,857   $  134,611   $  (834,214)  $15,213,254
Equity securities................     6,259,952    5,091,731      (300,544)   11,051,139
                                    -----------   ----------   -----------   -----------
Totals...........................   $22,172,809   $5,226,342   $(1,134,758)  $26,264,393
                                    ===========   ==========   ===========   ===========
AVAILABLE-FOR-SALE
Government-backed bonds..........   $ 1,508,109   $    4,968   $    (2,530)  $ 1,510,547
Mortgage- and asset-backed
  securities.....................    76,296,008      271,283    (7,795,558)   68,771,733
                                    -----------   ----------   -----------   -----------
Total fixed maturities...........    77,804,117      276,251    (7,798,088)   70,282,280
Equity securities................       883,900       35,000      (100,000)      818,900
                                    -----------   ----------   -----------   -----------
Totals...........................   $78,688,017   $  311,251   $(7,898,088)  $71,101,180
                                    ===========   ==========   ===========   ===========
HELD-TO-MATURITY
Government-backed bonds..........   $ 4,616,744   $   67,267   $    (4,964)  $ 4,679,047
                                    ===========   ==========   ===========   ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

3.  INVESTMENTS (CONTINUED):

     The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than three months was approximately $2.0 million at September 30, 2001, and September 30, 2000.

     Proceeds from sales of available-for-sale securities during the year ended September 30, 2001 were approximately $41.6 million, which resulted in gross realized gains of approximately $2.2 million and gross realized losses of approximately $3.3 million. Proceeds from sales of available-for-sale securities during the year ended September 30, 2000 were approximately $14.6 million, which resulted in gross losses of $0.5 million.

     The change in net unrealized gains (losses) on trading securities, recorded in the statements of income, were approximately $448,000, $4.2 million and $(0.6) million during the years ended September 30, 2001, 2000 and 1999, respectively.

     During the years ended September 30, 2001 and 2000, the Company determined that certain available-for-sale investments including venture capital investments, had an other than temporary impairment in value. Accordingly, the carrying value of the investments were decreased by approximately $3.2 million and $1.4 million, respectively, through a charge to operations.

     The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 2001 and 2000 were in excess of ten percent of stockholders' equity:

                                                                AGGREGATE
                                                                CARRYING
ISSUER                                                           AMOUNT
------                                                         -----------
2001:
Mortgage- and asset-backed securities:
  Metropolitan Asset Funding, Inc. .........................   $33,273,768
  Washington Mutual Mtg. Security Corp......................     6,078,750
  GreenTree Home Improvement................................     4,180,763
  Metropolitan Trust........................................     4,018,452
  Oakwood Mortgage Investors, Inc. .........................     3,936,875
  Contimortgage Home Equity.................................     3,345,116
Equity securities:
  SPDR Trust Series.........................................     4,010,496
Venture capital:
  Koyah.....................................................     4,047,884

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

3.  INVESTMENTS (CONTINUED):


                                                                AGGREGATE
                                                                CARRYING
ISSUER                                                           AMOUNT
------                                                         -----------
2000:
Mortgage- and asset-backed securities:
  Metropolitan Asset Funding, Inc. .........................   $35,046,210
  GreenTree Home Improvement................................    15,982,906
  Contimortgage Home Equity.................................     5,555,200
  Merrill Lynch Mortgage....................................     4,411,500
  Metropolitan Trust........................................     4,129,828
  Country Wide..............................................     3,825,000
  Oakwood Mortgage Investors, Inc. .........................     3,642,600
Venture capital:
  Koyah.....................................................     4,564,797

     The amortized cost and estimated fair values of fixed maturity available-for-sale securities at September 30, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED     ESTIMATED
                                                                COST       FAIR VALUE
                                                             -----------   -----------
AVAILABLE-FOR-SALE SECURITIES
Due in one year or less....................................  $ 2,500,965   $ 2,544,766
Due after one year through five years......................    5,733,694     5,894,420
Due after ten years........................................      548,119       566,953
Total non mortgage and asset-backed securities.............    8,782,777     9,006,139
Mortgage- and asset-backed securities......................   58,422,991    58,066,926
                                                             -----------   -----------
                                                             $67,205,768   $67,073,065
                                                             ===========   ===========

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE:

     The following is a reconciliation of the face value of the real estate contracts and mortgage notes receivable to the Company's carrying value at September 30, 2001 and 2000.

                                                               2001           2000
                                                           ------------   ------------
Face value of originated commercial loans................  $199,504,892   $144,785,975
Face value of 1-4 residential and other receivables......    28,872,336     30,687,423
Undisbursed portion of originated commercial loans.......   (11,645,444)    (9,368,972)
Unrealized discounts, net of unamortized acquisition
  costs..................................................    (4,766,368)    (3,493,539)
Accrued interest receivable..............................     8,316,276        316,455
Allowance for losses.....................................    (4,125,102)    (5,363,345)
                                                           ------------   ------------
Carrying value...........................................  $216,156,590   $157,563,997
                                                           ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED):

     At September 30, 2001, the Company held first position liens associated with real estate contracts and mortgage notes receivable with a face value of approximately $221.0 million (94%) and junior liens of approximately $14.0 million (6%).

     Real estate contracts and mortgage notes receivable include receivables collateralized by property located throughout the United States. The Company's real estate contracts and mortgage notes receivable at September 30, 2001 and 2000 are collateralized by property concentrated in the following geographic regions:

                                                                          2001
                                                              ----------------------------
                                                              1-4 RESIDENTIAL   COMMERCIAL
                                                                 AND OTHER      ORIGINATED
                                                              ---------------   ----------
Pacific Northwest (Washington, Oregon, Idaho, Montana and
  Alaska)...................................................         33%            17%
Pacific Southwest (California, Arizona and Nevada)..........         29             26
Pacific Islands (Hawaii)....................................         11             17
Mountain (Colorado, Utah and Wyoming).......................          3             12
North Atlantic (New York, Connecticut, Massachusetts, New
  Jersey and Pennsylvania)..................................          5              3
Southwest (Texas, New Mexico and Louisiana).................          9             11
Southeast (Georgia, Florida, North Carolina and South
  Carolina).................................................          6              9
Other.......................................................          4              5
                                                                    ---            ---
                                                                    100%           100%
                                                                    ===            ===

                                                                          2000
                                                              ----------------------------
                                                              1-4 RESIDENTIAL   COMMERCIAL
                                                                 AND OTHER      ORIGINATED
                                                              ---------------   ----------
Pacific Northwest (Washington, Oregon, Idaho, Montana and
  Alaska)...................................................         39%            20%
Pacific Southwest (California, Arizona and Nevada)..........         22             24
Pacific Islands (Hawaii)....................................         14             26
Mountain (Colorado, Utah and Wyoming).......................          3             13
North Atlantic (New York, Connecticut, Massachusetts, New
  Jersey and Pennsylvania)..................................         12              7
Southwest (Texas, New Mexico and Louisiana).................          7              1
Southeast (Georgia, Florida, North Carolina and South
  Carolina).................................................          2              4
Other.......................................................          1              5
                                                                    ---            ---
                                                                    100%           100%
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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED):

     The face value of the real estate contracts and mortgage notes receivable are grouped by the following dollar ranges:

                                                               2001           2000
                                                           ------------   ------------
1-4 RESIDENTIAL AND OTHER
  Under $50,000..........................................  $ 12,222,427   $ 13,086,465
  $50,000 to $100,000....................................     9,395,399      7,688,220
  Greater than $100,000..................................     7,254,510      9,912,738
                                                           ------------   ------------
                                                           $ 28,872,336   $ 30,687,423
                                                           ============   ============
COMMERCIAL ORIGINATED
  Under $5,000,000.......................................  $158,281,894   $116,967,003
  $5,000,000 to $10,000,000..............................    29,577,554     18,450,000
  Greater than $10,000,000...............................            --             --
                                                           ------------   ------------
                                                           $187,859,448   $135,417,003
                                                           ============   ============

     Contractual interest rates on the face value of the Company's real estate contracts and mortgage notes receivable as of September 30, 2001 and 2000 are as follows:

                                             2001                             2000
                                ------------------------------   ------------------------------
                                1-4 RESIDENTIAL    COMMERCIAL    1-4 RESIDENTIAL    COMMERCIAL
                                   AND OTHER       ORIGINATED       AND OTHER       ORIGINATED
                                ---------------   ------------   ---------------   ------------
Less than 8.00%..............     $ 6,305,779     $         --     $ 5,248,156     $         --
8.00% to 9.99%...............      13,602,714          686,712      11,514,807                0
10.00% to 11.99%.............       5,707,300        4,495,477       3,665,884        4,500,000
12.00% to 13.99%.............       2,962,286      134,666,852       8,863,430      112,648,771
14% or higher................         294,257       48,010,407       1,395,146       18,268,232
                                  -----------     ------------     -----------     ------------
                                  $28,872,336     $187,859,448     $30,687,423     $135,417,003
                                  ===========     ============     ===========     ============
  Weighted average interest
     rate....................            8.88%           13.27%          10.03%           12.67%
  Weighted average yield.....           11.43%           14.65%          11.55%           14.25%
  Delinquent.................     $ 1,855,129     $ 32,162,791     $ 2,272,168     $  9,946,047

     The principal amount of delinquent receivables are receivables with required principal or interest payments in arrears for more than three months.

     Aggregate amounts of receivable, by maturity date, at their face value are as follows:

FISCAL YEAR ENDING                           1-4 RESIDENTIAL    COMMERCIAL
SEPTEMBER 30,                                   AND OTHER       ORIGINATED       TOTAL
------------------                           ---------------   ------------   ------------
2002.......................................    $ 1,457,972     $ 81,733,926   $ 83,191,898
2003.......................................      1,439,490       67,759,542     69,199,032
2004.......................................      2,467,275        5,306,511      7,773,786
2005.......................................      3,531,776       26,022,183     29,553,959
2006.......................................      2,342,244        5,303,082      7,645,326
Thereafter.................................     17,633,579        1,734,204     19,367,783
                                               -----------     ------------   ------------
                                               $28,872,336     $187,859,448   $216,731,784
                                               ===========     ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED):

     Actual maturities of receivables will likely differ from contractual maturities due to prepayments, and defaults.

     The carrying value of the following receivables by state as of September 30, 2001 and 2000, which were in excess of ten percent of stockholders' equity as of September 30, 2001 and 2000 are as follows:

STATE                                                            2001         2000
-----                                                         ----------   ----------
Colorado....................................................  $6,950,000   $6,950,000
Hawaii......................................................   5,850,000    5,850,000
Hawaii......................................................   5,650,000    5,650,000
Washington..................................................   5,627,554    3,979,552
Arizona.....................................................   5,500,000            0
California..................................................   4,604,500    4,605,000
Washington..................................................   4,403,516    4,500,000
Florida.....................................................   4,375,000            0
California..................................................   3,900,000    3,900,000
California..................................................   3,898,530            0
Florida.....................................................   3,660,000            0
Nevada......................................................   3,420,507    4,998,194
Virginia....................................................   3,250,000            0
California..................................................   3,216,225    3,286,723
Hawaii......................................................   3,087,000    3,087,000
California..................................................           0    3,400,000
Hawaii......................................................           0    4,228,239
Tennessee...................................................           0    4,200,205

     The Company entered into securitization transactions during the fiscal year ended September 30, 1999. The Company participated in these securitization transactions with its subsidiaries, Metropolitan and Metropolitan's subsidiaries. These receivables are structured in classes by credit rating and transferred to a trust, which sells mortgage-backed securities to third parties. These securitizations are recorded as sales of receivables, and gains, net of transaction expenses, are recognized in the consolidated statements of income as each class is sold. The Company did not participate in any securitizations during the years ended September 30, 2001 and 2000.

     During the year ended September 30, 1999, proceeds from securitization transactions were approximately $12.3 million and resulted in gains of approximately $0.9 million.

     The Company has retained, or purchased from Metropolitan, an interest in certain subordinate classes of the securitized receivables which had a fair value of $37.6 million and $43.8 million at September 30, 2001 and 2000, respectively.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

4.  REAL ESTATE CONTRACTS AND MORTGAGE NOTES RECEIVABLE (CONTINUED):

     The following is a summary of the changes in the allowance for losses on real estate contracts and mortgage notes receivable for the years ended September 30, 2001, 2000 and 1999:

                                                              SEPTEMBER 30,
                                                  -------------------------------------
                                                     2001          2000         1999
                                                  -----------   ----------   ----------
Beginning balance...............................  $ 5,363,345   $3,082,918   $1,843,055
Provisions for losses...........................      675,297    2,721,039    1,507,953
Charge-offs.....................................   (1,913,540)    (440,612)    (268,090)
                                                  -----------   ----------   ----------
Ending balance..................................  $ 4,125,102   $5,363,345   $3,082,918
                                                  ===========   ==========   ==========

     The Company establishes allowances for losses on real estate contracts and mortgage notes receivable, including accrued interest, inherent in the portfolio at the balance sheet date based on historical foreclosure and loss experience. During the year ended September 30, 2001, the Company revised the expected future loss rates on its originated commercial loans based upon historical experience. The decrease in loss provisions during the fiscal year ended September 30, 2001 reflects the changes in expected future loss rates.

5.  OTHER RECEIVABLE INVESTMENTS:

     Other receivable investments include various cash flow investments, primarily annuities and lottery prizes. Annuities are general obligations of the payor, which is generally an insurance company. Lottery prizes are general obligations of the insurance company or other entity making the lottery prize payments. Additionally, when the lottery prizes are from a state-run lottery, the lottery prizes are often backed by the general credit of the respective state.

     These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company's investment yield requirements. The weighted average constant effective yield on these receivables at September 30, 2001 and 2000 was approximately 10.81% and 10.05%, respectively. Contractual maturities range from 2001 to 2035.

     The following is a reconciliation of the face value of the other receivable investments to the Company's carrying value at September 30, 2001 and 2000.

                                                               2001           2000
                                                           ------------   ------------
Face value of receivables................................  $ 62,135,436   $ 72,152,148
Unrealized discounts, net of unamortized acquisition
  costs..................................................   (17,818,199)   (22,430,190)
Allowance for losses.....................................    (1,021,017)    (1,149,297)
                                                           ------------   ------------
Carrying value...........................................  $ 43,296,220   $ 48,572,661
                                                           ============   ============

     During the years ended September 30, 2001, 2000 and 1999, the Company sold or securitized other receivables with a carrying value of approximately $4.5 million, $1.6 million and $16.2 million, respectively, without recourse and recognized gains of approximately $50,000, $56,000 and $549,000, respectively.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

5.  OTHER RECEIVABLE INVESTMENTS (CONTINUED):

     The following other receivable investments, by issuer, were in excess of ten percent of stockholders' equity at September 30, 2001 and 2000.

                                                                AGGREGATE
                                                                CARRYING
ISSUER                                                           AMOUNT
------                                                         -----------
2001:
Hawaii Forest Preservation LLC..............................   $13,946,601
2000:
Texas State Agency..........................................   $ 3,172,889
Hawaii Forest Preservation LLC..............................    13,194,396

     Aggregate amounts of contractual maturities of other receivables at their face amounts are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
2002........................................................   $ 5,745,895
2003........................................................     6,742,359
2004........................................................     6,928,419
2005........................................................    22,649,055
2006........................................................     4,172,466
Thereafter..................................................    15,897,241
                                                               -----------
                                                               $62,135,436
                                                               ===========

     The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2001 and September 30, 2000 were approximately $16.7 million and $2.7 million, respectively.

     The following is an analysis of the allowance for losses on other receivable investments for the fiscal years ended September 30, 2001 and 2000.

                                                                 2001         2000
                                                              ----------   ----------
Beginning balance...........................................  $1,149,297   $       --
  Provisions................................................      11,921    1,165,047
  Charge-offs...............................................    (140,201)     (15,750)
                                                              ----------   ----------
Ending balance..............................................  $1,021,017   $1,149,297
                                                              ==========   ==========

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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

6.  REAL ESTATE HELD FOR SALE AND DEVELOPMENT:

     A detail of the Company's real estate held for sale and development by region as of September 30, 2001 is as follows:

                                        SINGLE-
                                         FAMILY
REGION                         LAND     DWELLING   COMMERCIAL   CONDOMINIUM     TOTAL
------                       --------   --------   ----------   -----------   ----------
Pacific Northwest..........  $483,125   $     --   $  491,063     $   --      $  974,188
Pacific Southwest..........    85,000         --      505,609         --         590,609
Southeast..................   326,033         --           --         --         326,033
Southwest..................        --    635,823       39,350         --         675,173
North Atlantic.............        --    119,044    4,404,364         --       4,523,407
Other......................    75,866     40,000    2,379,480      5,807       2,501,153
                             --------   --------   ----------     ------      ----------
Balances at September 30,
  2001.....................  $970,024   $794,867   $7,819,865     $5,807      $9,590,563
                             ========   ========   ==========     ======      ==========
Balances at September 30,
  2000.....................  $160,866   $141,000   $4,725,697     $5,807      $5,033,370
                             ========   ========   ==========     ======      ==========

     At September 30, 2001, the Company had approximately $0.4 million invested in real estate development projects and no commitments for construction associated with these projects.

     The following is a summary of the changes in allowance for losses on real estate held for sale for the years ended September 30, 2001, 2000, and 1999.

                                                              SEPTEMBER 30,
                                                    ----------------------------------
                                                       2001        2000        1999
                                                    ----------   ---------   ---------
Beginning balance.................................  $  242,602   $ 878,102   $ 617,754
Provisions........................................   2,398,619    (429,930)    817,547
Charge-offs.......................................     (14,918)   (205,570)   (557,199)
                                                    ----------   ---------   ---------
Ending balance....................................  $2,626,303   $ 242,602   $ 878,102
                                                    ==========   =========   =========

     Loss provisions for real estate held for sale are calculated as the difference between the fair value at the measurement date and the estimated net realizable value at the foreclosure date. At foreclosure, the carrying value of the real estate held for sale is adjusted to the lower of cost or net realizable value. Any subsequent reduction in the net realizable value is charged to operations through provision for losses. The Company periodically evaluates its reserves to determine their adequacy.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

7.  DEFERRED COSTS:

     An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                  ANNUITY      INVESTMENT
                                                ACQUISITION   CERTIFICATES      TOTAL
                                                -----------   ------------   -----------
BALANCE AT OCTOBER 1, 1998....................  $ 7,922,724   $ 1,270,774    $ 9,193,498
  Deferred during the period:.................    4,190,063     1,172,915      5,362,978
  Amortization during the period..............   (2,365,000)     (637,725)    (3,002,725)
                                                -----------   -----------    -----------
BALANCE AT SEPTEMBER 30, 1999.................    9,747,787     1,805,964     11,553,751
  Deferred during the period:.................    4,393,485       636,823      5,030,308
  Amortization during the period..............   (2,870,000)     (844,985)    (3,714,985)
                                                -----------   -----------    -----------
BALANCE AT SEPTEMBER 30, 2000.................   11,271,272     1,597,802     12,869,074
  Deferred during the period:.................    3,520,312     1,948,903      5,469,215
  Amortization during the period..............   (2,122,000)   (1,063,039)    (3,185,039)
                                                -----------   -----------    -----------
BALANCE AT SEPTEMBER 30, 2001.................  $12,669,584   $ 2,483,666    $15,153,250
                                                ===========   ===========    ===========

8.  ANNUITY RESERVES:

     Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from 3.75% to 7.5% during the year ended September 30, 2001, 4.7% to 7.9% during the year ended September 30, 2000 and 4.7% to 7.9% during the year ended September 30, 1999.

     OSL reinsures certain single premium deferred annuity contracts underwritten by Western. The following is a summary of reinsurance transactions assumed from Western as of and for the years ended September 30, 2001, 2000 and 1999:

                                                             ASSUMED FROM
                                             DIRECT AMOUNT     WESTERN         TOTAL
                                             -------------   ------------   ------------
BALANCE SEPTEMBER 30, 2001:
  Premium and annuity considerations.......  $ 71,063,030    $    694,544   $ 71,757,574
                                             ============    ============   ============
  Annuity benefits.........................  $ 25,997,370    $  9,115,927   $ 35,113,297
                                             ============    ============   ============
  Annuity reserves.........................  $181,542,647    $109,459,087   $291,001,734
                                             ============    ============   ============
BALANCE SEPTEMBER 30, 2000:
  Premium and annuity considerations.......  $ 49,424,210    $ 27,434,956   $ 76,859,166
                                             ============    ============   ============
  Annuity benefits.........................  $ 33,484,357    $ 18,743,525   $ 52,227,882
                                             ============    ============   ============
  Annuity reserves.........................  $126,417,219    $111,217,445   $237,634,664
                                             ============    ============   ============
BALANCE SEPTEMBER 30, 1999:
  Premium and annuity considerations.......  $ 29,545,967    $ 44,746,374   $ 74,292,341
                                             ============    ============   ============
  Annuity benefits.........................  $  5,596,592    $  5,048,993   $ 10,645,585
                                             ============    ============   ============
  Annuity reserves.........................  $104,098,458    $ 97,232,653   $201,331,111
                                             ============    ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

9.  INVESTMENT CERTIFICATES:

     The Company has registered $100.0 million of Investment Certificates, Series B, of which a face amount of approximately $78.6 million was unissued at September 30, 2001. The current registration expires on January 31, 2002. Additionally, in October, 2000, the Company successfully completed a $22.5 million publicly traded note offering listed with the Pacific Exchange. The notes bear interest at 9.5% and mature on September 15, 2005.

     At September 30, 2001 and 2000, investment certificates consist of:

ANNUAL INTEREST RATES                                           2001          2000
---------------------                                        -----------   -----------
6% to 7%...................................................  $ 2,745,912   $ 1,818,000
7% to 8%...................................................    5,079,000     3,427,000
8% to 9%...................................................   48,615,000    42,289,000
9% to 10%..................................................   28,712,000    14,360,000
10% to 11%.................................................            0       191,000
                                                             -----------   -----------
                                                              85,151,912    62,085,000
Compound and accrued interest..............................    7,949,361     8,350,014
                                                             -----------   -----------
                                                             $93,101,273   $70,435,014
                                                             ===========   ===========

     The weighted average interest rate on outstanding investment certificates was approximately 8.6% at September 30, 2001 and 2000.

     Investment certificates (including principal and compound and accrued interest) mature as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
2002........................................................   $11,932,912
2003........................................................    10,233,000
2004........................................................    14,268,000
2005........................................................    31,338,000
2006........................................................    18,536,000
Thereafter..................................................     6,793,361
                                                               -----------
                                                               $93,101,273
                                                               ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

10.  DEBT PAYABLE:

     At September 30, 2001 and 2000, debt payable consists of

                                                                2001          2000
                                                             -----------   -----------
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.25% to 8.0%, due in installments
  through 2020, collateralized by senior liens on certain
  of the Company's real estate contracts, mortgage notes
  receivable and real estate held for sale.................  $   160,376   $   287,288
Notes payable to Federal Home Loan Bank of Seattle (FHLB),
  interest rates 6.95% and 7.06%, due 11/21/2000 and
  12/15/2000, collateralized by $26,800,000 of
  mortgage-backed securities...............................                  7,000,000
Note payable to Metropolitan Mortgage & Securities Co.,
  Inc., interest at 10% per annum, due in annual
  installments through 9/30/2011, collateralized by other
  receivable investments with a face value of $15,661,565
  and a carrying value of $10,691,815......................   10,900,800    10,900,800
Accrued interest payable...................................          963        18,255
                                                             -----------   -----------
                                                             $11,062,139   $18,206,343
                                                             ===========   ===========

     Aggregate amounts of principal and accrued interest due on debt payable are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
2002........................................................   $ 1,394,194
2003........................................................       796,790
2004........................................................       893,504
2005........................................................     1,025,761
2006........................................................     1,077,111
Thereafter..................................................     5,874,779
                                                               -----------
                                                               $11,062,139
                                                               ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

11.  INCOME TAXES:

     The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of September 30, 2001 and 2000 is as follows:

                                                                        2001
                                                              ------------------------
                                                                ASSETS     LIABILITIES
                                                              ----------   -----------
Allowance for losses on real estate and receivables.........  $1,669,822
Reserves on real estate.....................................   1,481,111
Annuity reserves, net of policy claims......................     477,385
Unrealized losses on available for sale securities..........     730,277
Contributions carryover.....................................      32,645
Accrued Vacation............................................      33,706
Net operating loss carryforwards............................   2,989,136
Guaranty fund assessments...................................     163,236
Deferred policy acquisition costs...........................                3,527,314
Partnership investments.....................................                  164,859
Management fee payment......................................                    7,372
Office properties and equipment.............................                    7,857
Other.......................................................                   33,075
                                                              ----------   ----------
Total deferred income taxes.................................  $7,577,318   $3,740,477
                                                              ==========   ==========

                                                                        2000
                                                              ------------------------
                                                                ASSETS     LIABILITIES
                                                              ----------   -----------
Allowance for losses on real estate and receivables.........  $2,253,425
Annuity reserves............................................     927,062
Unrealized losses on available for sale securities..........   2,579,524
Unrealized gains on trading securities......................               $1,580,416
Net operating loss carryforwards............................   1,761,206
Guaranty fund assessments...................................     131,712
Deferred policy acquisition costs...........................                3,090,289
Contract acquisition costs and discount yield recognition...                  194,728
Management fee payment......................................                    8,305
Premiums deferred and uncollected...........................                  430,286
Policy claims...............................................                  605,395
Other.......................................................                  604,862
                                                              ----------   ----------
Total deferred income taxes.................................  $7,652,929   $6,514,281
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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

11.  INCOME TAXES (CONTINUED):

     At September 30, 2001, the Company's remaining net operating loss carryforwards of approximately $8,792,000 expire in years 2006 through 2020.

     The components of the provision (benefit) for income taxes for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                    2001          2000         1999
                                                 -----------   ----------   -----------
Current........................................  $ 2,094,705   $  (80,840)  $ 1,998,509
Deferred.......................................   (4,700,157)   1,543,112    (1,469,079)
                                                 -----------   ----------   -----------
                                                 $(2,605,452)  $1,462,272   $   529,430
                                                 ===========   ==========   ===========

     The following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2001, 2000 and 1999.

                                      2001                2000               1999
                                -----------------   ----------------   ----------------
Federal income tax at
  statutory rate..............  $(1,732,696)   34%  $1,885,134    34%  $1,137,048    34%
Affiliate corporate dividend
  received deduction..........      (52,479)    1      (49,406)   (1)     (49,425)   (1)
Small life insurance company
  deduction...................     (309,135)    7     (376,732)   (7)    (587,748)  (18)
Other.........................     (511,142)   12        3,276    --       29,555     1
                                -----------   ---   ----------   ---   ----------   ---
                                $(2,605,452)   54%  $1,462,272    26%  $  529,430    16%
                                ===========   ===   ==========   ===   ==========   ===

12.  STOCKHOLDERS' EQUITY:

     A summary of preferred and common stock at September 30, 2001 and 2000 is as follows:

                                                              ISSUED AND OUTSTANDING SHARES
                                                       -------------------------------------------
                                 AUTHORIZED SHARES             2001                   2000
                               ---------------------   --------------------   --------------------
                                 2001        2000      SHARES      AMOUNT     SHARES      AMOUNT
                               ---------   ---------   -------   ----------   -------   ----------
Registered preferred stock:
  Series S-1.................    185,000     185,000    36,231   $  362,312    36,332   $  363,316
  Series S-2.................    150,000     150,000     8,464       84,644     8,464       84,644
  Series S-RP................     80,000      80,000        --           --     2,560       25,600
  Series S-3.................    450,000     450,000   256,358    2,563,576   242,460    2,424,601
  Series R...................    300,000          --    23,908      239,084        --           --
  Series T...................    200,000          --     7,551       75,508        --           --
                               ---------   ---------   -------   ----------   -------   ----------
                               1,365,000     865,000   332,512   $3,325,124   289,816   $2,898,161
                               =========   =========   =======   ==========   =======   ==========
Common stock.................  2,000,000   2,000,000    10,000   $  100,000    10,000   $  100,000
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

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

12.  STOCKHOLDERS' EQUITY (CONTINUED):

     Series S-1, S-2, S-3 and S-RP preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to (1) the highest of the three-month U.S. Treasury Bill rate, the ten year constant maturity rate or the twenty year constant maturity rate as defined in the offering prospectus determined immediately prior to declaration date, plus (2) one-half of one percentage point (0.5%). The board of directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

     Series R and T preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to (1) the highest of the three-month U.S. Treasury Bill Rate, the ten year constant maturity rate or the twenty year constant maturity rate as defined in the offering prospectus determined immediately prior to declaration date, plus (2) one percentage point (1%). The Company's investment committee may declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

     Series S-1, S-2, S-3, S-RP, R and T preferred stock have a par value of $10 per share and were or will be sold to the public at $100 per share. Series S-1, S-2, S-3, S-RP, R and T shares are callable at the sole option of the board of directors at $100 per share.

     All preferred shares have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price. Additionally series R and T are subordinate to series S-1, S-2, S-3 and S-RP as to liquidation preference.

     The payment of dividends by the Company's wholly owned life insurance subsidiaries is subject to certain restrictions imposed by statute by the respective state of domicile (see Note 13). Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company, but excludes surplus arising from unrealized capital gains or the revaluation of assets.

13.  STATUTORY ACCOUNTING:

     The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles ("GAAP"). Selected differences between the statutory and the GAAP financial statements (after eliminating Old Standards

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

13.  STATUTORY ACCOUNTING (CONTINUED):

investment in subsidiary earnings of Old West) for the insurance subsidiaries as of and for the years ended September 30, 2001, 2000 and 1999, respectively, are as follows:

                                         OLD STANDARD                  OLD WEST
                                   -------------------------   -------------------------
                                    STATUTORY       GAAP        STATUTORY       GAAP
                                   -----------   -----------   -----------   -----------
Stockholder's equity
  2001...........................  $34,538,527   $56,975,553   $20,672,393   $27,628,088
  2000...........................   17,439,222    28,192,310     8,025,515    11,070,837
  1999...........................   15,257,212    24,341,398     7,284,820     9,336,893
Net income (loss):
  2001...........................  $ 5,651,456   $ 6,944,431   $  (411,164)  $   519,528
  2000...........................    1,976,505     1,595,680       851,823     1,832,061
  1999...........................    2,684,315     3,284,324    (1,147,718)      760,294
Unassigned statutory surplus
  (deficit) and retained earnings
  (accumulated deficit)
  2001...........................  $  (861,473)  $21,598,265   $(4,635,007)  $ 2,444,106
  2000...........................     (360,778)   12,067,995    (3,081,885)    1,924,557
  1999...........................      457,212    10,472,315    (2,822,580)       92,516

     State regulatory authorities of Idaho and Arizona impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At September 30, 2001, the Company's statutory-basis surplus exceeded the RBC requirements.

     The National Association of Insurance Commissioners (the "NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The adoption of the Codification guidance on January 1, 2001 resulted in a $24,218 charge to the Old Standard's statutory basis capital and surplus and a $43,130 increase to Old West's statutory basis capital and surplus.

14.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS:

     Supplemental information on interest and income taxes paid during the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Interest paid....................................  $9,704,419   $5,819,172   $4,283,583
Income taxes paid................................   1,061,791    1,626,760    1,361,817

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

14.  SUPPLEMENTAL DISCLOSURES FOR STATEMENTS OF CASH FLOWS (CONTINUED):

     Non-cash investing and financing activities of the Company during the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                    2001         2000          1999
                                                 ----------   -----------   -----------
Assumption of other debt payable in conjunction
  with purchase of real estate contracts and
  mortgage notes receivable....................  $       --   $     5,000   $   115,296
Real estate acquired through foreclosure.......   5,593,869     7,198,196     3,173,885
Other receivable investment acquisitions
  financed with a note payable.................          --    10,900,800            --
Receivables originated to facilitate the sale
  of real estate...............................          --            --       506,984
Transfer of securities from trading to
  available-for-sale...........................   4,662,396            --    16,675,773
Transfer of securities from held-to-maturity to
  available-for-sale...........................   4,616,744            --
Transfers between annuity products.............   6,905,004     6,351,095            --
Unrealized holding gains (losses) arising
  during the period............................   1,333,295    (3,418,607)   (2,024,674)

15.  BUSINESS SEGMENT REPORTING:

     The Company principally operates in four industry segments which encompasses: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties;and (4) broker/dealer activities.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

15.  BUSINESS SEGMENT REPORTING (CONTINUED):

     Information about the Company's separate business segments and in total as of and for the years ended September 30, 2001, 2000 and 1999 is as follows:

                                                                PROPERTY
                                                  ANNUITY      DEVELOPMENT
                                  INVESTING      OPERATIONS    OPERATIONS    BROKER/DEALER      TOTAL
                                 ------------   ------------   -----------   -------------   ------------
September 30, 2001:
  Revenues.....................  $  4,222,937   $ 36,047,871   $1,144,281     $6,793,412     $ 48,208,501
  Income (loss) from
     operations................   (12,878,354)     7,463,959      (98,454)       416,683       (5,096,166)
  Identifiable assets, net.....    72,885,598    361,990,196      288,827      1,423,690      436,588,311
  Depreciation and
     amortization..............           184         25,433       15,414         10,842           51,872
  Capital expenditures.........             0            835        6,905              0            7,740
September 30, 2000:
  Revenues.....................  $ 16,967,341   $ 24,580,154   $1,974,994     $6,055,291     $ 49,577,780
  Income (loss) from
     operations................     1,093,316      4,619,705     (485,414)       316,904        5,544,511
  Identifiable assets, net.....    82,836,352    275,511,188       83,690        894,356      359,325,586
  Depreciation and
     amortization..............           826         24,336       17,694         10,404           53,261
  Capital expenditures.........             0         21,082       11,746         13,926           46,754
September 30, 1999:
  Revenues.....................  $  8,350,358   $ 23,843,214   $1,911,112     $2,264,252     $ 36,368,936
  Income (loss) from
     operations................    (1,940,178)     5,270,357     (176,048)       190,127        3,344,258
  Identifiable assets, net.....    55,817,503    238,238,836      455,651        603,969      295,115,959
  Depreciation and
     amortization..............             0         22,029       15,623          7,662           45,314
  Capital expenditures.........             0          8,823       46,760         18,257           73,840

16.  RELATED-PARTY TRANSACTIONS:

     The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended September 30, 2001, 2000 and 1999:

                                                  2001          2000           1999
                                               -----------   -----------   ------------
Real estate contracts and mortgage notes
  receivable and other receivable investments
  purchased from Metropolitan or
  affiliates.................................  $15,228,343   $32,874,576   $ 47,063,832
Receivable acquisition fees charged to the
  Company on purchased receivables...........      924,751       111,090        395,856
                                               -----------   -----------   ------------
Total cost of receivables purchased through
  Metropolitan...............................  $16,153,094   $32,985,666   $ 47,459,688
                                               ===========   ===========   ============
Proceeds from real estate contracts mortgage
  notes receivable and other receivable
  investments sold to Metropolitan or its
  affiliates.................................  $        --   $ 8,910,886   $ 56,587,031
Gains on real estate contracts and mortgage
  notes receivable and other receivable
  investments sold to Metropolitan or its
  affiliates.................................           --       300,523      1,707,175
Purchase of residual interest in
  securitization from Metropolitan...........           --     1,196,701             --

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

16.  RELATED-PARTY TRANSACTIONS (CONTINUED):


                                                  2001          2000           1999
                                               -----------   -----------   ------------
Service fees charged to Metropolitan for
  property development assistance............    1,144,281     1,974,994      1,911,112
Administrative service charged by
  Metropolitan...............................    4,661,305       480,682        662,274
Servicing and collection fees charged by a
  Metropolitan affiliate.....................    1,113,909       403,573        490,726
Commissions and service fees charged to
  Metropolitan on sale of Metropolitan's
  debentures, preferred stock and note
  offering...................................    3,022,199     4,717,219      1,786,408
Net change in note receivable from
  Metropolitan...............................      (96,484)   (8,007,289)     9,947,289
Net change in notes payable to
  Metropolitan...............................           --    10,900,800             --
Net interest received (paid) on notes
  receivable from and payable to
  Metropolitan...............................     (617,580)    1,190,359        734,126
Dividends received on affiliated companies'
  stock investments..........................      205,693       217,067        207,589
Ceding of annuity products from Western......    8,421,383    (8,594,516)   (39,447,283)
Annuity servicing fees paid to affiliate.....      441,703       374,964        331,202
Ceding commissions paid to affiliate.........       74,737     1,479,000      2,300,000

     At September 30, 2001 and 2000, the Company had net payable due to affiliates of approximately $3.5 million and $50,229, respectively. At September 30, 2001, the outstanding note payable to Metropolitan was approximately $10.9 million. At September 30, 2001, the outstanding note receivable balance from Metropolitan was approximately $4.4 million.

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

     The Company receives accounting, data processing, contract servicing and other administrative services from Metropolitan. During the year ended September 30, 2001, the Company entered into an agreement with Metropolitan to change the calculation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that these charges are reasonable and result in the reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Company and its subsidiaries. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

     MIS is a securities broker/dealer and member of the National Association of Securities Dealers. It markets the securities products of Summit and of Metropolitan. The commission rate charged by MIS

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

16.  RELATED-PARTY TRANSACTIONS (CONTINUED):

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

     OSL has entered into a reinsurance agreement with Western, which became effective July 1, 1998 and remained in effect at September 30, 2001. Under this agreement, Western may reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Western receives an annual fee of 40 basis points on the cash value of the reinsured policies from OSL for servicing the reinsured policies.

     During the year ended September 30, 2000, the Company purchased a participation in certain structured settlements from Metropolitan and a participation in certain lease equipment receivables from a subsidiary of Metropolitan at estimated fair value. The purchase price for the structured settlements of approximately $8.1 million and the lease equipment receivables of approximately $5.5 million were financed in part by a $10.9 million note payable with the participated receivables pledged as collateral.

     Additionally, during the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13.1 million using a discount rate of 12%.

     Metropolitan sponsors a Retirement Savings Plan (the "Plan"), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all of the Company's employees over the age of 18 upon completion of six months of service in which he or she has completed 500 hours of service. Company employees may defer from 1% to 15% of their compensation in multiples of whole percentages. Prior to January 1, 1999, if Metropolitan had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant's compensation was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant's annual compensation. The uniform percentage is to be determined annually by Metropolitan. Metropolitan may also make an additional discretionary contribution during any plan year.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

          Publicly Traded Investment Securities -- Fair value is determined by quoted market prices.

          Non-Publicly Traded Investment Securities -- Fair value is derived from quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value, and historical default rates experienced by the securities.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

          Real Estate Contracts and Mortgage Notes Receivable -- For receivables, (excluding accrued interest receivable), fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. For residential mortgage notes receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data. The discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable.

          Other Receivable Investments -- The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

          Annuity Reserves -- The fair value of annuity reserves approximates the carrying value because the majority of the annuity policies provide for variable rates of interest.

          Investment Certificates and Debt Payable -- The fair value of investment certificates and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

          Off-Balance-Sheet Financial Instruments -- Fair value approximates the notional amount of commitments to extend credit because advances bear current interest rates and are made contingent to the borrowers compliance with the existing loan agreement.

     The estimated fair values of the following financial instruments as of September 30, 2000 and 1999 are as follows:

                                          2001                          2000
                               ---------------------------   ---------------------------
                                 CARRYING                      CARRYING
                                 AMOUNTS       FAIR VALUE      AMOUNTS       FAIR VALUE
                               ------------   ------------   ------------   ------------
Financial assets:
  Cash and cash
     equivalents.............  $ 37,986,345   $ 37,986,345   $ 24,228,881   $ 24,228,881
  Investments:
     Affiliated companies....     4,522,425      4,522,425      4,522,425      4,522,425
     Trading securities......    22,226,923     22,226,923     26,264,393     26,264,393
     Available-for-sale
       securities............    73,630,137     73,630,137     71,101,180     71,101,180
     Held-to-maturity
       securities............            --             --      4,616,744      4,679,047
  Real estate contracts and
     mortgage notes
     receivable..............   211,965,416    225,762,867    177,596,765    198,649,947
  Other receivable
     investments.............    44,317,237     49,444,070     34,736,080     35,672,998
Financial liabilities:
  Annuity reserves...........   291,001,734    291,001,734    237,634,664    237,634,664
  Investment certificates-
     principal and compound
     interest................    91,893,912     93,144,901     69,394,643     68,819,012
  Debt
     payable -- principal....    11,061,176     11,504,221     18,188,088     19,717,737
Off-balance sheet
  instruments:
  Commitments to extend
     credit..................    11,645,444     11,645,444      9,368,972      9,368,972

     Limitations -- The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS:

     The condensed balance sheets of Summit Securities, Inc. ("Summit" or the "parent company") at September 30, 2001 and 2000 are as follows:

                                                               2001           2000
                                                           ------------   ------------
                                        ASSETS
Cash and cash equivalents................................  $    765,617   $  1,372,346
Investments..............................................    16,589,924     22,143,673
Real estate contracts and mortgage notes receivable and
  other receivable investments, net......................    45,143,848     54,128,931
Real estate held for sale, net...........................     3,590,169        962,788
Equity in subsidiary companies...........................    58,271,505     29,335,985
Deferred cost, net.......................................     3,205,955      2,002,254
Other assets, including receivable from affiliates.......     1,758,496             --
Deferred income taxes....................................     6,454,242      1,595,527
                                                           ------------   ------------
     Total assets........................................  $135,779,756   $111,541,504
                                                           ============   ============

                                     LIABILITIES
Investment certificates and accrued interest.............  $ 93,101,273   $ 70,435,014
Debt payable.............................................    10,930,340     11,037,013
Accounts payable, including payable to affiliates........        60,781        240,063
                                                           ------------   ------------
     Total liabilities...................................  $104,092,394   $ 81,712,090
                                                           ------------   ------------

                                 STOCKHOLDERS' EQUITY
Preferred stock, $10 par (liquidation preference
  $33,251,240 and $28,981,610)...........................     3,325,124      2,898,161
Common stock, $10 par....................................       100,000        100,000
Additional paid-in capital...............................    27,020,141     23,383,884
Accumulated other comprehensive loss.....................    (1,121,734)    (5,007,025)
Retained earnings........................................     2,363,831      8,454,394
                                                           ------------   ------------
     Total stockholders' equity..........................    31,687,362     29,829,414
                                                           ------------   ------------
     Total liabilities and stockholders' equity..........  $135,779,756   $111,541,504
                                                           ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

     Summit's condensed statements of income for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                   2001          2000          1999
                                               ------------   -----------   -----------
Revenues:
  Interest and other investment income.......  $  6,360,869   $ 6,245,087   $ 6,975,006
  Fees, commissions, services and other
     income..................................        83,018        32,844        66,991
  Real estate sales..........................       581,800       934,990     2,253,209
  Net gains (losses) on investments and
     receivables.............................    (2,799,238)    5,446,717       764,222
                                               ------------   -----------   -----------
     Total revenues..........................     4,226,449    12,659,638    10,059,428
                                               ------------   -----------   -----------
Expenses:
  Interest expense...........................     9,252,139     6,616,694     5,845,279
  Cost of real estate sold...................       580,759       944,413     2,172,782
  Provision for losses on real estate
     assets..................................     3,345,172     1,752,889       830,539
  Salaries and employee benefits.............       425,418       560,999       206,067
  Other operating expenses...................     5,186,644     1,536,785       886,837
                                               ------------   -----------   -----------
     Total expenses..........................    18,790,132    11,411,780     9,941,504
                                               ------------   -----------   -----------
Income (loss) from operations before income
  taxes and equity in net income of
  subsidiaries...............................   (14,563,683)    1,247,858    (1,745,076)
Income tax (provision) benefit...............     4,822,505      (379,460)      634,884
                                               ------------   -----------   -----------
Income (loss) before equity in net income of
  subsidiaries...............................    (9,741,178)      868,398    (1,110,192)
Equity in net income of subsidiaries.........     7,250,464     3,213,841     3,925,020
                                               ------------   -----------   -----------
Net income...................................  $ (2,490,714)  $ 4,082,239   $ 2,814,828
                                               ============   ===========   ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

     Summit's condensed statements of cash flows for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                 2001           2000           1999
                                             ------------   ------------   ------------
Cash flows from operating activities:
  Net income...............................  $ (2,490,714)  $  4,082,239   $  2,814,828
  Adjustments to reconcile net income to
     net cash from operating activities....     4,766,369     (9,607,290)      (341,568)
                                             ------------   ------------   ------------
     Net cash from (used by) operating
       activities..........................     2,275,655     (5,525,051)     2,473,260
                                             ------------   ------------   ------------
Cash flows from investing activities:
  Principal payments on real estate
     contracts and mortgage notes
     receivable and other receivable
     investments...........................     5,695,286     30,580,520      5,306,256
  Proceeds from sales of real estate
     contracts and mortgage notes
     receivable and other receivable
     investments...........................       310,214      4,280,696     16,176,114
  Acquisition of real estate contracts and
     mortgage notes and other receivable
     investments...........................     1,355,058    (37,549,338)   (31,362,510)
  Proceeds from real estate sales..........       581,800        934,990      1,746,225
  Purchase of investments..................    (1,001,798)    (2,562,705)    (1,642,386)
  Proceeds from sales of investments.......            --             --        600,174
  Proceeds from maturities of
     investments...........................       273,747        131,668        542,100
  Additions to real estate held for sale...    (1,574,857)      (305,726)    (1,267,441)
  Net change in investment in and advances
     to subsidiaries.......................   (30,741,877)    (3,616,666)    (7,082,919)
                                             ------------   ------------   ------------
     Net cash used by investing
       activities..........................   (25,102,427)    (8,106,561)   (16,984,387)
                                             ------------   ------------   ------------
Cash flows from financing activities:
  Repayments to banks and others...........      (108,553)        (4,269)        (1,033)
  Debt issuance costs......................    (1,203,702)      (694,589)    (1,348,623)
  Proceeds from issuance of investment
     certificates..........................    42,954,859      9,183,528     25,798,321
Repayments of investment certificates......   (19,885,931)   (11,605,055)   (10,975,060)
Issuance of preferred stock, net of
  redemptions from related party...........     4,063,219     12,735,650      8,474,923
Cash dividends.............................    (3,599,849)    (3,025,155)      (838,356)
                                             ------------   ------------   ------------
     Net cash from financing activities....    22,220,043      6,590,110     21,110,172
                                             ------------   ------------   ------------
Net change in cash and cash equivalents....      (606,729)    (7,041,502)     6,599,045
Cash and cash equivalents, beginning of
  year.....................................     1,372,346      8,413,848      1,814,803
                                             ------------   ------------   ------------
Cash and cash equivalents, end of year.....  $    765,617   $  1,372,346   $  8,413,848
                                             ============   ============   ============

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

     Non-cash investing and financing activities not included in Summit's condensed statements of cash flows for the years ended September 30, 2001, 2000 and 1999 are as follows:

                                                     2001         2000          1999
                                                  ----------   -----------   ----------
Receivables originated to facilitate the sale of
  real estate...................................          --            --   $  506,981
Real estate acquired through foreclosure........  $3,797,203   $   719,997      801,241
Other receivable investment acquisitions
  financed with a note payable..................          --    10,900,800           --
Assumption of debt payable in conjunction with
  acquisition of real estate contracts and
  mortgage notes receivable or foreclosed real
  estate........................................          --         5,000       99,092
Transfer of securities from trading to
  available-for-sale............................   4,078,396            --    5,497,387

     Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

     At September 30, 2001 and 2000, Summit's debt payable consists of the following:

                                                                2001          2000
                                                             -----------   -----------
Real estate contracts and mortgage notes payable, interest
  rates ranging from 5.25% to 8.00%, due in installments
  through 2020; collateralized by senior liens on certain
  of the Company's real estate contracts, mortgage notes
  receivable and real estate held for sale.................  $    29,358   $   136,637
Note payable to Metropolitan Mortgage & Securities Co.,
  Inc., interest at 10% per annum, due in annual
  installments through 9/30/2011, collateralized by other
  receivable investments with a face value of $15,661,665
  and a carrying value of $10,691,815......................   10,900,800    10,900,800
Prepaid interest...........................................          183          (424)
                                                             -----------   -----------
                                                             $10,930,340   $11,037,013
                                                             ===========   ===========

     At September 30, 2001 and 2000, Summit's investment certificates consisted of the following:

ANNUAL INTEREST RATES                                           2001          2000
---------------------                                        -----------   -----------
6% to 7%...................................................  $ 2,745,912   $ 1,818,000
7% to 8%...................................................    5,079,000     3,427,000
8% to 9%...................................................   48,615,000    42,289,000
9% to 10%..................................................   28,712,000    14,360,000
10% to 11%.................................................            0       191,000
                                                             -----------   -----------
                                                              85,151,912    62,085,000
Compound and accrued interest..............................    7,949,361     8,350,014
                                                             -----------   -----------
                                                             $93,101,273   $70,435,014
                                                             ===========   ===========

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

18.  PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED):

     Maturities of the parent company's investment certificates are as follows:

FISCAL YEAR ENDING
SEPTEMBER 30,
------------------
2002........................................................   $11,932,912
2003........................................................    10,233,000
2004........................................................    14,268,000
2005........................................................    31,338,000
2006........................................................    18,536,000
Thereafter..................................................     6,794,000
                                                               -----------
                                                               $93,101,912
                                                               ===========

     Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

                                                                2001          2000
                                                             ----------   ------------
Real estate contracts, mortgage notes and other receivable
  investments purchased through Metropolitan or
  affiliates...............................................  $1,315,203   $ 31,187,837
Contract acquisition costs charged to Summit on purchased
  real estate contracts, mortgage notes and other
  receivable investments, including management underwriting
  fees.....................................................      89,267         16,793
                                                             ----------   ------------
Total costs of real estate contracts, mortgage notes and
  other receivable investments purchased through
  Metropolitan.............................................  $1,404,470   $ 31,204,630
                                                             ==========   ============
Purchase of residual interest in securitization from
  Metropolitan.............................................  $        0   $  1,196,701
Proceeds on sales or real estate contracts, mortgage notes
  and other receivable investments to Metropolitan or its
  affiliates...............................................           0      4,066,924
Realized net gains on sales of receivables to Metropolitan
  or its affiliates........................................           0         13,571
Dividends received on affiliated companies' stock
  investments..............................................           0        217,067
Net change in notes receivable from Metropolitan...........           0    (10,000,000)
Net change in notes payable to Metropolitan................           0     10,900,800
Net interest received on note receivable or payable to
  Metropolitan.............................................   1,090,080      1,002,139
Servicing and collection fees charged by a Metropolitan
  affiliate................................................   2,292,481         92,484

     During the year ended September 30, 2000, the Company purchased a participation in certain structured settlements from Metropolitan and a participation in certain lease equipment receivables from a subsidiary of Metropolitan at estimated fair value. The purchase price for the structured settlements of approximately $8.1 million and the lease equipment receivables of approximately $5.5 million were financed in part by a $10.9 million note payable with the participated receivables pledged as collateral. The outstanding balance on the note receivable at September 30, 2001 was $10.9 million.

     Additionally, during the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13.2 million using a discount rate of 12%.

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

19.  SUPPLEMENTARY FINANCIAL INFORMATION:

     Supplementary financial information of the Company for each three month period (September 30, June 30, March 31 and December 31) of the fiscal years ended September 30, 2001 and 2000 are as follows:

                                                                    THREE MONTHS ENDED
                                    -----------------------------------------------------------------------------------
                                    SEPTEMBER    JUNE      MARCH    DECEMBER   SEPTEMBER    JUNE      MARCH    DECEMBER
                                      2001       2001      2001       2000       2000       2000      2000       1999
                                    ---------   -------   -------   --------   ---------   -------   -------   --------
                                                                  (DOLLARS IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues..........................   $14,834    $14,841   $ 8,288   $10,246     $17,638    $ 7,673   $13,954   $10,313
                                     =======    =======   =======   =======     =======    =======   =======   =======
Net income (loss).................      (493)     1,356    (2,838)     (516)      1,746     (1,026)    2,930       432
Preferred stock dividends.........      (674)      (637)     (616)     (623)       (606)      (521)     (480)     (418)
                                     -------    -------   -------   -------     -------    -------   -------   -------
Income (loss) applicable to common
  stockholders....................   $(1,167)   $   719   $(3,454)  $(1,139)    $ 1,140    $(1,547)  $ 2,450   $    14
                                     =======    =======   =======   =======     =======    =======   =======   =======

                                                                      SCHEDULE I

                            SUMMIT SECURITIES, INC.

        SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
                               SEPTEMBER 30, 2001

                                                                                      AMOUNT AT
                                                                                    WHICH SHOWN ON
TYPE OF INVESTMENTS                                 AMORTIZED COST   MARKET VALUE   BALANCE SHEET
-------------------                                 --------------   ------------   --------------
FIXED MATURITIES
Investments:
U.S. Government and Government
  Agencies and Authorities........................   $  8,532,778    $ 8,755,888     $  8,755,888
  Corporate Bonds.................................        250,000        250,250          250,250
  Mortgage and Asset-Back Bonds...................     74,521,954     74,408,233       74,408,233
                                                     ------------    -----------     ------------
TOTAL FIXED MATURITIES............................   $ 83,304,732    $83,414,371     $ 83,414,371
                                                     ============    ===========     ============
Equity Securities.................................   $  7,777,170    $ 7,820,804     $  7,820,804
                                                     ------------    -----------     ------------
Venture Capital/Limited Partnership...............   $  5,876,669    $ 4,621,884     $  4,621,884
                                                     ============    ===========     ============
Real Estate Contracts and Mortgage Notes
  Receivables.....................................   $216,156,590                    $216,156,590
                                                     ============                    ============
Other Investment Receivables......................   $ 43,296,220                    $ 43,296,220
                                                     ============                    ============
Real Estate Held for Sale.........................   $  6,964,260                    $  6,964,260
                                                     ============                    ============
Other Assets-Policy Loans.........................   $      6,353                    $      6,353
                                                     ============                    ============
TOTAL INVESTMENTS.................................   $363,381,994                    $362,280,482
                                                     ============                    ============

                                                                     SCHEDULE II

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                              ADDITIONS
                                                             (REDUCTIONS)    DEDUCTIONS
                                               BALANCE AT     CHARGED TO    AND ACCOUNTS
                                              BEGINNING OF    COSTS AND     WRITTEN OFF    BALANCE AT
DESCRIPTION                                       YEAR         EXPENSES      (RECOVERY)    END OF YEAR
-----------                                   ------------   ------------   ------------   -----------
Allowance for losses deducted from real
  estate contracts and mortgage notes
  receivable on balance sheet
  2001.....................................    $5,363,345     $  675,297     $1,913,540    $4,125,102
  2000.....................................     3,082,918      2,721,039        440,612     5,363,345
  1999.....................................     1,843,055      1,507,953        268,090     3,082,918
Allowance for losses deducted from real
  estate held for sale on balance sheet
  2001.....................................    $  242,602     $2,398,619     $   14,918    $2,626,303
  2000.....................................       878,102       (429,930)       205,570       242,602
  1999.....................................       617,754        817,547        557,199       878,102
Allowance for losses deducted from other
  receivable investments on balance sheet
  2001.....................................    $1,149,297         11,921     $  140,201    $1,021,017
  2000.....................................            --      1,165,047         15,750     1,149,297
  1999.....................................            --             --             --            --
Allowance for losses deducted from
  investments on balance sheet
  2001.....................................    $       --     $       --     $       --    $       --
  2000.....................................       170,000         50,000             --       220,000
  1999.....................................            --        170,000             --       170,000

                                                                    SCHEDULE III
                                                                     PAGE 1 OF 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                                FUTURE POLICY                OTHER POLICY
                                             DEFERRED POLICY   BENEFITS LOSSES,               CLAIMS AND
                                               ACQUISITION        CLAIMS AND      UNEARNED     BENEFITS
                                                  COST          LOSS EXPENSES     PREMIUMS     PAYABLE
                                             ---------------   ----------------   --------   ------------
September 30, 2001
  Annuities................................    $12,669,584       $291,001,734      $  --        $  --
September 30, 2000
  Annuities................................    $11,271,272       $237,634,664      $  --        $  --
September 30, 1999
  Annuities................................    $ 9,747,787       $201,331,111      $  --        $  --

                                                                    SCHEDULE III
                                                                     PAGE 2 OF 2

                    SUMMIT SECURITIES, INC. AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                                                             BENEFITS      AMORTIZATION
                                                           CLAIMS LOSSES   OF DEFERRED
                                  ANNUITY        NET            AND           POLICY        OTHER
                                  FEES AND   INVESTMENT     SETTLEMENT     ACQUISITION    OPERATING
                                  CHARGES      INCOME        EXPENSES         COSTS        EXPENSES
                                  --------   -----------   -------------   ------------   ----------
September 30, 2001
  Annuities.....................  $159,609   $35,858,471    $16,737,395     $2,122,000    $6,137,456
September 30, 2000
  Annuities.....................  $235,511   $23,792,875    $11,907,780     $2,870,000    $2,243,586
September 30, 1999
  Annuities.....................  $147,184   $18,778,782    $10,645,585     $2,365,000    $1,947,061

                                                                     SCHEDULE IV
                                                                     PAGE 1 OF 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2001

     The following table segregates the Consolidated Group's Receivable portfolio by type, size, and lien position.

                                                              INTEREST       CARRYING     DELINQUENT
                                                NUMBER OF       RATES       AMOUNT OF      PRINCIPAL
DESCRIPTION                                    RECEIVABLES   PRINCIPALLY   RECEIVABLES      AMOUNT
-----------                                    -----------   -----------   ------------   -----------
RESIDENTIAL
  First Mortgage > $100,000..................       18            6-9%     $  2,779,997   $   123,205
  First Mortgage $50,000 -- 100,000..........      104           7-10%        6,823,433       424,762
  First Mortgage < $50,000...................      950           8-14%       10,582,772       521,301
  Second or Lower > $100,000
  Second or Lower $50,000 -- 100,000.........        2           7-10%          131,190
  Second or Lower < $50,000..................       31            8-9%          512,211        29,134
COMMERCIAL
  First Mortgage > $10,000,000
  First Mortgage $5,000,000 -- 10,000,000....        6          12-13%       33,778,843
  First Mortgage < $5,000,000................      204          12-15%      146,947,301    30,873,065
  Second or Lower > $10,000,000
  Second or Lower $5,000,000 -- 10,000,000
  Second or Lower < $5,000,000...............       17          14-16%       12,494,013     1,734,991
FARM, LAND AND OTHER
  First Mortgage > $100,000..................        5           8-10%          778,487
  First Mortgage $50,000 -- 100,000..........       12           7-12%          850,400        75,145
  First Mortgage < $50,000...................       24           8-11%          753,959        64,941
  Second or Lower > $100,000.................        1              9%          168,322       171,376
  Second or Lower $50,000 -- 100,000
  Second or Lower < $50,000..................        5            6-9%          130,856
  Unrealized discounts, net of unamortized
     acquisition costs, on Receivables
     purchased at a discount.................                                (4,766,368)
Accrued Interest Receivable..................                                 8,316,276
Allowance for Losses.........................                                (4,125,102)
                                                                           ------------   -----------
                                                                           $216,156,590   $34,017,920
                                                                           ============   ===========

     The principal amount of Receivables subject to delinquent principal or interest is defined as being in arrears for more than three months but which are still accruing interest.

                                                                     SCHEDULE IV
                                                                     PAGE 2 OF 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2001

     The future maturities of the aggregate amounts of Receivables (face amount) are as follows:

                                        RESIDENTIAL    COMMERCIAL      FARM, LAND,
                                         PRINCIPAL     PRINCIPAL     OTHER PRINCIPAL   TOTAL PRINCIPAL
                                        -----------   ------------   ---------------   ---------------
October 2001 to September 2004........  $ 3,400,287   $153,988,377     $1,389,146       $158,777,810
October 2004 to September 2006........    4,753,310     32,206,435        352,532         37,312,277
October 2006 to September 2008........    2,033,503      2,066,321        144,181          4,244,005
October 2008 to September 2011........    3,989,384      2,180,210        270,086          6,439,680
October 2011 to September 2016........    2,541,387      1,071,897        255,905          3,869,189
October 2016 to September 2021........    1,844,285        772,911        225,547          2,842,743
October 2021 and thereafter...........    2,267,446        934,005         44,629          3,246,080
                                        -----------   ------------     ----------       ------------
                                        $20,829,602   $193,220,156     $2,682,026       $216,731,784
                                        ===========   ============     ==========       ============

                                                                     SCHEDULE IV
                                                                     PAGE 3 OF 3

                            SUMMIT SECURITIES, INC.

                         MORTGAGE LOANS ON REAL ESTATE
                               SEPTEMBER 30, 2001

                                                           FOR YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------
                                                         2001           2000           1999
                                                     ------------   ------------   ------------
Balance at beginning of period.....................  $157,563,997   $109,683,515   $119,220,402
Additions during period
  New Receivables-cash.............................    97,415,309    117,839,166     92,652,050
  Loans to facilitate the sale of real estate
     held-noncash..................................            --             --        506,984
  Assumption of other debt payable in conjunction
     with acquisition of new Receivables-noncash...            --          5,000        115,296
  Increase in accrued interest net of discount
     amortization..................................    11,856,383      2,160,226             --
                                                     ------------   ------------   ------------
Total additions....................................   109,271,692    120,004,392     93,274,330
                                                     ------------   ------------   ------------
Deductions during period
  Collections of principal-cash....................    44,477,539     53,871,225     30,083,280
  Cost of Receivables sold.........................       538,609      9,364,535     68,035,501
  Foreclosures-non cash............................     6,901,194      6,607,723      3,382,709
  Decrease in accrued interest.....................            --             --         69,864
  Increase in allowances for losses................    (1,238,243)     2,280,427      1,239,863
                                                     ------------   ------------   ------------
Total deductions...................................    50,679,099     72,123,910    102,811,217
                                                     ------------   ------------   ------------
Balance at end of period...........................  $216,156,590   $157,563,997   $109,683,515
                                                     ============   ============   ============

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.01    Articles of Incorporation of Summit (Incorporated by
          Reference to Exhibit 3(a) to Registration No. 3-36775).
  3.02    Bylaws of Summit (Incorporated by Reference to Exhibit 3(b)
          to Registration No. 33-36775).
  4.01    Indenture dated as of May 25, 2000, between Summit and U.S.
          Bank Trust National Association, Trustee (Incorporated by
          Reference to Exhibit 4.01 to Registration No. 333-40074).
  4.02    Indenture dated as of November 15, 1990 between Summit and
          West One Bank, Idaho, N.A., Trustee (Incorporated by
          Reference to Exhibit 4(a) to Registration No. 33-36775).
  4.03    Tri-Party Agreement dated as of April 24, 1996 between West
          One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Incorporated by Reference to Exhibit 4(c)
          to Registration No. 333-19787).
  4.04    First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment
          Certificates, Series B (Incorporated by Reference to Exhibit
          4(c) to Registration No. 33-36775).
  4.05    Second Supplemental Indenture between Summit and U.S. Bank
          Trust National Association, dated as of March 1, 2001
          (Incorporated by reference to Exhibit 4.04 to Summit's
          registration statement on Form S-2, Registration No.
          333-54458, filed March 1, 2001).
  4.06    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-1
          (Incorporated by Reference to Exhibit 4(c) to Registration
          No. 33-57619).
  4.07    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-2
          (Incorporated by Reference to Exhibit 4(c) to Registration
          No. 333-115).
  4.08    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-RP
          (Incorporated by Reference to Exhibit 4(f) to Summit's
          Annual Report on Form 10-K for fiscal 1997).
  4.09    Statement of Rights, Designations and Preferences of
          Variable Rate Cumulative Preferred Stock Series S-3
          (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to
          Registration No. 333-19787).
 10.01    Receivable Management, Acquisition and Service Agreement
          between Summit Securities, Inc. and Metropolitan Mortgage &
          Securities Co., Inc. dated September 9, 1994 (Incorporated by Reference to Exhibit 10(a) to Registration No. 33-57619).
 10.02    Receivable Management, Acquisition and Service Agreement
          between Old Standard Life Insurance Company and Metropolitan
          Mortgage & Securities Co., Inc. dated January 1, 2001.
 10.03    Receivable Management, Acquisition and Service Agreement
          between Old West Life Insurance Company and Metropolitan
          Mortgage & Securities Co., Inc. dated January 1, 2001.
 10.04    Form of Reinsurance Agreement between Western United Life
          Assurance Company and Old Standard Life Insurance Company
          (Incorporated by Reference to Exhibit 10(d) to Summit's
          Annual Report on Form 10-K for fiscal 1998).
 10.05    Servicing Rights Purchase Agreement among Ocwen Federal Bank
          FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit
          10.02 to Metropolitan Mortgage & Securities Co., Inc.'s
          Annual Report on Form 10-K for fiscal 2001).
 10.06    Amendment No. 1 to Servicing Rights Purchase Agreement among
          Ocwen Federal Bank FSB, Metropolitan and various sellers
          named therein, dated as of May 11, 2001 (Incorporated by
          reference to Exhibit 10.03 to Metropolitan Mortgage &
          Securities Co., Inc.'s Annual Report on Form 10-K for fiscal
          2001).
 10.07    Servicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          April 1, 2001 (Incorporated by reference to Exhibit 10.04 to
          Metropolitan Mortgage & Securities Co., Inc.'s Annual Report
          on Form 10-K for fiscal 2001).
 10.08    Flow Subservicing Agreement among Ocwen Federal Bank FSB,
          Metropolitan and various owners named therein, dated as of
          September 1, 2001 (Incorporated by reference to Exhibit
          10.05 to Metropolitan Mortgage & Securities Co., Inc.'s
          Annual Report on Form 10-K for fiscal 2001).
 12.01    Statement regarding computation of ratios.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 21.01    Subsidiaries of Registrant (Incorporated by Reference to
          Exhibit 21 to Summit's Annual Report on Form 10-K for fiscal
          1998).