Form 10-Q
period 2001-12-31
SUMMIT SECURITIES INC /ID/
filed 2002-02-14
CIK 868016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-29075

SUMMIT SECURITIES, INC.
(Exact name of registrant as specified in its charter)

IDAHO (State or other jurisdiction of incorporation or organization)	82-0438135 (I.R.S. Employer Identification No.)

601 W. 1st AVENUE, SPOKANE, WASHINGTON (Address of principal executive offices)	99201 (Zip Code)

Registrant’s telephone number, including area code: (509) 838-3111

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ] N/A.

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common: 10,000 shares at January 31, 2002.

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets As of December 31, 2001 and September 30, 2001

Consolidated Statements of Income Three Months Ended December 31, 2001 and 2000

Consolidated Statements of Comprehensive Income Three Months Ended December 31, 2001 and 2000

Consolidated Statement of Stockholders’ Equity Three Months Ended December 31, 2001

Consolidated Statements of Cash Flows Three Months Ended December 31, 2001 and 2000

Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2001	2001

	(unaudited)
Assets:
Cash and cash equivalents	$23,327,781	$37,986,345
Investments:
Affiliated companies	4,522,425	4,522,425
Trading securities, at fair value	0	22,226,923
Available-for-sale securities, at fair value	107,166,248	73,630,137
Accrued interest on investments	677,600	603,076

Total investments	112,366,273	100,982,561

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $4,644,524 and $4,125,102	234,995,464	216,156,590
Real estate held for sale and development at the lower of cost or market, net of allowances of $3,237,034 and $2,626,303	12,707,246	6,964,260
Other receivable investments, net of discounts and origination fees and net of allowances of $1,031,939 and $1,021,017	38,098,200	43,296,220
Deferred acquisition costs, net	14,780,489	15,153,250
Deferred income taxes	4,739,984	3,836,841
Other assets, net	6,244,267	12,212,244

Total assets	$447,259,704	$436,588,311

Liabilities:
Annuity reserves	$297,329,888	$291,001,734
Investment certificates	96,417,084	93,101,273
Debt payable	17,426,053	11,062,139
Accounts payable and accrued expenses	6,106,912	9,659,410
Current income taxes payable	—	76,393

Total liabilities	417,279,937	404,900,949

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized, 334,751 shares and 332,512 shares issued and outstanding (liquidation preference $33,475,104 and $33,251,240)	3,347,510	3,325,124
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	27,221,547	27,020,141
Accumulated other comprehensive loss	(2,874,895)	(1,121,734)
Retained earnings	2,185,605	2,363,831

Total stockholders’ equity	29,979,767	31,687,362

Total liabilities and stockholders’ equity	$447,259,704	$436,588,311

     The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

Revenues:
Interest on receivables	$7,487,535	$5,418,881
Earned discount on receivables and investments	3,029,948	1,954,781
Other investment income	2,082,810	2,578,533
Net gains (losses) on investments	419,701	(1,911,952)
Net gains on sales of receivables	169,919	0
Real estate sales	1,164,328	297,090
Fees, commissions, service and other income	2,602,615	1,908,850

Total revenues	16,956,856	10,246,183

Expenses:
Annuity benefits	4,477,424	3,924,608
Interest	2,512,919	2,130,465
Cost of real estate sold	1,152,733	289,630
Provision for losses	1,441,244	633,088
Salaries and employee benefits	1,224,181	807,198
Commissions to agents	3,324,860	2,646,643
Other operating and underwriting expenses	1,693,090	1,218,503
Decrease (increase) in deferred acquisition costs, net of amortization	507,034	(259,283)

Total expenses	16,333,485	11,390,852

Income (loss) before income taxes	623,371	(1,144,669)
Income tax (provision) benefit	(139,557)	628,440

Net income (loss)	483,814	(516,229)
Preferred stock dividends	(662,040)	(623,142)

(Loss) applicable to common stockholders	$(178,226)	$(1,139,371)

     The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

Net income (loss)	$483,814	$(516,229)

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding losses arising during period	(1,661,347)	(548,667)
Less: reclassification adjustment for (gains) losses included in net income	(91,814)	50,094

Net other comprehensive loss	(1,753,161)	(498,573)

Comprehensive loss	$(1,269,347)	$(1,014,802)

     The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

Balance, October 1, 2001	$3,325,124	$100,000	$27,020,141	$(1,121,734)	$2,363,831	$31,687,362
Net income					483,814	483,814
Net unrealized losses on available-for sale securities, net of income tax benefit of $903,143				(1,753,161)		(1,753,161)
Cash dividends, preferred (variable rate)					(662,040)	(662,040)
Redemption and retirement of preferred stock (1,388 shares)	(13,887)		(124,983)			(138,870)
Sale of variable rate preferred stock, net (3,627 shares)	36,273		326,389			362,662

Balance, December 31, 2001	$3,347,510	$100,000	$27,221,547	$(2,874,895)	$2,185,605	$29,979,767

     The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

Cash flow from operating activities:
Net income (loss)	$483,814	$(516,229)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	2,771,307
Acquisition of trading securities	(1,789,429)	(129,683)
Earned discount on receivables and investments	(3,029,948)	(1,854,781)
Losses (gains) on investments, net	(419,701)	1,911,952
Gains on receivables, net	(169,919)	0
Gains on sales of real estate	(11,595)	(7,460)
Provision for losses	1,441,244	633,088
Depreciation and amortization	14,858	13,703
Deferred income tax provision (benefit)	(903,143)	456,841
Changes in assets and liabilities:
Deferred cost, net	372,761	(998,451)
Annuity reserves	4,474,717	3,866,236
Compound and accrued interest on debenture bonds and debt payable	218,794	(75,335)
Accrued interest on receivables and investments	(2,895,898)	(1,809,297)
Accounts payable and accrued expenses	(3,552,498)	400,298
Other, net	6,204,274	(1,607,231)

Net cash provided by operating activities	8,167,370	3,054,958

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	23,018,817	11,801,434
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	5,636,107	0
Proceeds from sales of real estate	1,164,328	297,090
Proceeds from maturities of available-for-sale investments	2,481,165	389,505
Proceeds from sales of available-for-sale investments	5,319,161	11,496,990
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(44,291,925)	(23,051,267)
Purchases of available-for-sale investments	(26,855,930)	(11,232,446)
Purchases of and costs associated with real estate held for sale and development	(173,777)	(113,582)

Net cash provided used in investing activities	(33,702,054)	(10,412,276)

Cash flow from financing activities:
Increase (decrease) in debt borrowings	6,360,999	(7,046,831)
Receipts from annuity products	11,435,377	19,007,581
Withdrawals of annuity products	(6,364,721)	(4,170,408)
Reinsurance of annuity products to reinsurers, net	(3,217,219)	(1,898,872)
Proceeds from issuance of investment certificates	6,153,875	21,420,829
Repayment of investment certificates	(3,053,943)	(9,024,953)
Issuance of preferred stock	362,662	711,247
Redemption and retirement of preferred stock	(138,870)	(256,360)
Cash dividends on preferred and common stock	(662,040)	(923,142)

Net cash provided by financing activities	10,876,120	17,819,091

Net change in cash and cash equivalents	(14,658,564)	10,461,773
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$23,327,781	$34,690,654

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	8,172,673	1,035,378
Receivables originated to facilitate the sale of real estate	840,000	0
Transfer of investments from held-to-maturity to available-for-sale	0	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	0

     The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company”) as of December 31, 2001, the results of operations for the three months ended December 31, 2001 and 2000 and the cash flows for the three months ended December 31, 2001 and 2000. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

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

     Information about the Company’s separate business segments and in total as of and for the three month period ended December 31, 2001 and 2000 is as follows:

	As of and for the three month period ended December 31, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$3,083,721	$13,434,819	$438,316	$16,956,856
Income (loss) from operations	(2,416,221)	2,889,930	10,105	483,814
Identifiable assets, net	73,895,652	372,797,056	566,996	447,259,704
Depreciation and amortization	2,754	8,616	3,488	14,858
Capital expenditures	0	101,856	1,212	103,068

	As of and for the three month period ended December 31, 2000

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$1,898,763	$8,068,840	$278,580	$10,246,183
Income (loss) from operations	(3,594,726)	2,533,067	(83,010)	(1,144,669)
Identifiable assets, net	89,101,493	290,707,367	148,647	379,957,507
Depreciation and amortization	2,763	6,353	4,587	13,703
Capital expenditures	—	—	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     These discussions may contain some forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those projected in forward-looking statements.

General

     The Consolidated Group consists of Summit Securities, Inc. (“Summit”) and several subsidiaries, including two insurance companies, Old Standard Life Insurance Company (“Old Standard”) and Old West Annuity & Life Insurance Company (“Old West”), a securities broker/dealer, Metropolitan Investment Securities, Inc. (“MIS”) and a property development services company, Summit Property Development, Inc.

     Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”), investment securities and other assets through funds provided by annuity sales, receivable cash flow, certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group. The Consolidated Group’s goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”), which has as its principal subsidiaries Metwest Mortgage Services, Inc. (“Metwest”) and Western United Life Assurance Company (“Western United”). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group.

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $43.2 million at December 31, 2001 and $14.4 million at December 31, 2000.

     The carrying amount of other receivables as to which payments were in arrears was $17.0 million at December 31, 2001 and $3.0 million at December 31, 2000.

Liquidity and Capital Resources

     In addition to the liquidity provided through internal sources which include the sale and maturity of Receivables and investments; Receivable and portfolio earnings; and the sale of real estate; the following liquidity sources are available to the Company:

Federal Home Loan Bank of Seattle (FHLB)

     The Company has secured a line of credit agreement with the FHLB through its subsidiary, Old Standard. When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2001, Old Standard had a stock investment in the FHLB of $0.65 million, which resulted in a borrowing capacity of $13.0 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of eligible securities and mortgage loans. Additionally, each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At December 31, 2001, Old Standard had pledged $32.2 million in eligible collateral with a market value of $27.8 million and a borrowing potential of $19.4 million. At December 31, 2001, Old Standard had borrowed $7.0 million leaving an unused borrowing potential of $12.4 million. In the event that Old Standard wanted to increase the borrowing capacity of the FHLB line of credit, it could purchase additional stock and pledge additional eligible collateral.

Issuance of Annuity Products

     The Consolidated Group raises funds through the sale of annuities by its insurance subsidiaries, Old Standard and Old West.

     The annuity business is highly competitive. Premium rates, annuity yields and commissions to agents are particularly sensitive to competitive forces. Old Standard’s and Old West’s management believe that their respective companies are in an advantageous position in this regard because of their earning capability through investments in Receivables compared to that of most other life insurance companies. Old Standard has been assigned an A.M. Best Co. (“Best”) rating of “B” (fair) and Old West has been assigned a Best rating of “B” (fair). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best’s ratings are supplied primarily for the benefit of the policyholders and insurance agents.

Reverse Repurchase Agreements

     In order to increase liquidity, the Company may sell a group of securities to a broker-dealer under the provision that the Company will buy them back by a predetermined date for a specific price. The difference between the amount the Company received for the securities and the amount the Company will pay the broker-dealer when buying them back represents the interest. At December 31, 2001, the Company did not have any reverse repurchase agreements outstanding.

Issuance of Debt Securities and Preferred Stock

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At December 31, 2001, the Company had registered $100,000,000 of Series B and Series B-1 Investment Certificates and 500,000 shares of preferred stock that carry a $100 issue price for a total preferred stock offering price of $50,000,000. Both registrations expired on January 31, 2002. On January 18, 2002, the Company filed registration statements on Form S-2 for sale of up to $50,000,000 of investment certificates and up to $50,000,000 of preferred stock. As of February 12, 2002, the Company is awaiting final regulatory approval for these offerings.

     For the three month period ended December 31, 2001, $70.1 million in funds provided by the Company’s various liquidity sources were used to (1) invest $71.3 million primarily in Receivables and investments and (2) fund $13.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

     For the three month period ended December 31, 2000, $68.2 million in funds provided by the Company’s various liquidity sources were used to (1) invest $34.4 million primarily in Receivables and investments and (2) fund $23.3 million in debt maturities, annuity product surrenders, and the payment of dividends.

     Management believes that cash, cash equivalents and liquidity provided through the Company’s liquidity sources will be adequate to meet planned asset additions, debt retirements and other business operational requirements during the next twelve months.

Results of Operations

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

     Net income for the three month period ended December 31, 2001 was $0.5 million on $17.0 million in revenues compared to net loss of $0.5 million on $10.2 million in revenues for the three month period ended December 31, 2000. Income before income taxes for the three months ended December 31, 2001 was $0.6 million compared to loss of $1.1 million for the three months ended December 31, 2000.

     The increase in income before taxes of $1.8 million was primarily due to:

•	an increase in net interest spread of $1.7 million,

•	an increase in investment gains of $2.3 million, and

•	an increase in fees, commissions and other income of $0.7 million.

     These changes were partially offset by:

•	an increase in provision for losses of $0.8 million,

•	an increase in non-interest expense of $2.3 million

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in an “asset sensitive” position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

     During the three month period ended December 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $5.6 million, compared to $3.9 million in the prior year’s period. The increase between periods is primarily the result of (1) an increase in fees associated with the Company’s commercial lending activities and (2) additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates. Additionally, the average net interest margin increased to 5.40% through December 2001 compared to 4.20% through December 2000.

     The Company classifies its investments in debt and equity securities as either “trading” or “available-for-sale”. From time to time, gains or losses are recognized on trading positions and securities classified as “available-for-sale” may be sold at a gain or loss. During the three month period ended December 31, 2001, the Company realized gains of approximately $0.6 million. Additionally, during the three month periods ended December 31, 2001 and 2000, the change in unrealized losses on trading securities recorded in the Statements of Operations were approximately $0.3 million and $1.8 million, respectively.

     Fees, commissions and other income increased to $2.8 million during the three month period ended December 31, 2001 from $1.9 million during the same period ended December 31, 2000. The increase of approximately $0.7 million was primarily due to an increase in commission income earned by MIS.

     During the three month period ended December 31, 2001, the provision for losses was approximately $1.4 million compared to $0.6 million for the same period ended December 31, 2000. The increase in loss provisions during the current period was primarily due to expenditures incurred on certain properties held for sale that did not increase the expected net realizable value.

     The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate and other assets for the three month periods ended December 31, 2001 and 2000:

	December 31,

	2001	2000

Beginning balance	$7,772,422	$6,755,244
Provisions for losses	1,441,244	633,088
Charge-offs	(300,169)	(597,768)

Ending balance	$8,913,497	$6,790,564

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and the provision adjustments. Non-interest expense was approximately $6.7 million for the three month period ended December 30, 2001 compared to $4.4 million for the similar period ended December 31, 2000. The $2.3 million increase in non-interest expenses during the current period was primarily the result of (1) a $1.6 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement and (2) an increase in the commission expense of MIS.

New Accounting Rules

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company is currently evaluating the impact of this statement on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three month period ended December 31, 2001, the excess of interest sensitive income over interest sensitive expense was approximately $5.6 million, compared to $3.9 million in the prior year’s period. The increase between periods is primarily the result of (1) an increase in fees associated with the Company’s commercial lending activities and (2) additional earning assets funded, at a positive spread, by increased sales of annuity products and sales of investment certificates. Additionally, the average net interest margin increased to 5.40% through December 2001 compared to 4.20% through December 2000.

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company is in an “asset sensitive” position in that its interest sensitive assets reprice or mature more quickly than do its interest sensitive liabilities. Consequently, in a rising interest rate environment, the net return from interest sensitive assets and liabilities will tend to increase. Conversely, in a falling interest rate environment, the net return from interest sensitive assets and liabilities will tend to decline. The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

     Form 8-K dated December 19, 2001, furnished December 20, 2001, reporting the unaudited operating results for fiscal quarter ending September 30, 2001, under Item 9, Regulation FD Disclosure.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 13th day of February 2002 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC. /s/ TOM TURNER Tom Turner President/Director /s/STERLING GALLAGHER Sterling Gallagher Chief Financial Officer – Metropolitan Mortgage & Securities Co., Inc.