Form 10-Q
period 2002-03-31
SUMMIT SECURITIES INC /ID/
filed 2002-05-15
CIK 868016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-29075

SUMMIT SECURITIES, INC.
(Exact name of registrant as specified in its charter)

IDAHO	82-0438135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Common: 10,000 shares at April 30, 2002.

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$10,820,733	$37,986,345
Investments:
Affiliated companies	3,022,425	4,522,425
Trading securities, at fair value	0	22,226,923
Available-for-sale securities, at fair value	114,483,569	73,630,137
Accrued interest on investments	647,268	603,076

Total investments	118,153,262	100,982,561

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $5,045,418 and $4,125,102	252,734,753	216,156,590
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,952,413 and $2,626,303	13,050,029	6,964,260
Other receivable investments, net of discounts and origination fees and net of allowances of $971,022 and $1,021,017	53,446,976	43,296,220

Net real estate assets and other receivable investments	319,231,758	266,417,070

Other assets:
Deferred acquisition costs, net	14,621,785	15,153,250
Deferred income taxes	3,844,531	3,836,841
Other assets, net	2,519,025	12,212,244

Total other assets	20,985,341	31,202,335

Total assets	$469,191,094	$436,588,311

Liabilities:
Annuity reserves	$307,426,853	$291,001,734
Investment certificates	97,560,068	93,101,273
Debt payable	28,587,419	11,062,139
Accounts payable and accrued expenses	3,620,577	9,659,410
Current income taxes payable	0	76,393

Total liabilities	437,194,917	404,900,949

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized, 337,403 shares and 332,512 shares issued and outstanding (liquidation preference $33,740,346 and $33,251,240)	3,374,035	3,325,124
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	27,417,561	27,020,141
Accumulated other comprehensive loss	(1,136,670)	(1,121,734)
Retained earnings	2,241,251	2,363,831

Total stockholders’ equity	31,996,177	31,687,362

Total liabilities and stockholders’ equity	$469,191,094	$436,588,311

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:
Interest on receivables	$8,142,413	$6,108,086	$15,629,948	$11,526,967
Earned discount on receivables and investments	3,434,417	1,537,383	6,464,365	3,492,164
Other investment income	2,191,301	2,499,937	4,274,111	5,078,470
Net losses on investments	(2,172,075)	(4,613,337)	(1,752,374)	(6,525,289)
Net gains on sales of receivables	7,811	54,960	177,730	54,960
Real estate sales	412,564	352,000	1,576,892	649,090
Fees, commissions, service and other income	2,746,035	2,348,503	5,348,650	4,257,353

Total revenues	14,762,466	8,287,532	31,719,322	18,533,715

Expenses:
Annuity benefits	4,483,503	4,069,374	8,960,927	7,993,982
Interest	2,544,945	2,192,157	5,057,864	4,322,622
Cost of real estate sold	379,765	350,959	1,532,498	640,589
Provision for losses on real estate and other assets	531,525	1,528,539	1,972,769	2,161,627
Salaries and employee benefits	1,341,455	836,290	2,565,636	1,643,488
Commissions to agents	3,410,925	3,185,004	6,735,785	5,831,647
Other operating and underwriting expenses	1,053,097	282,777	2,746,187	1,501,280
Decrease (increase) in deferred acquisition costs, net of amortization	55,214	(83,771)	562,248	(343,054)

Total expenses	13,800,429	12,361,329	30,133,914	23,752,181

Income (loss) before income taxes	962,037	(4,073,797)	1,585,408	(5,218,466)
Income tax (provision) benefit	(220,865)	1,236,331	(360,422)	1,864,771

Net income (loss)	741,172	(2,837,466)	1,224,986	(3,353,695)
Preferred stock dividends	(685,526)	(616,158)	(1,347,566)	(1,239,300)

Income (loss) applicable to common stockholders	$55,646	$(3,453,624)	$(122,580)	$(4,592,995)

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net income (loss)	$741,172	$(2,837,466)	$1,224,986	$(3,353,695)

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding losses arising during period *	(76,021)	2,528,679	(1,737,368)	1,980,012
Less: reclassification adjustment for (gains) losses included in net income **	1,814,246	1,716,205	1,722,432	1,766,299

Net other comprehensive income (loss)	1,738,225	4,244,884	(14,936)	3,746,311

Comprehensive income	$2,479,397	$1,407,418	$1,210,050	$392,616

*	Net of related tax of $(39,160) and $1,328,460 for the three months ended March 31, 2002 and 2001, respectively, and $(895,005) and $1,045,813 for the six months ended March 31, 2002 and 2001, respectively.

**	Net of related tax of $934,613 and $858,299 for the three months ended March 31, 2002 and 2001, respectively, and $887,315 and $884,105 for the six months ended March 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

Balance, October 1, 2001	$3,325,124	$100,000	$27,020,141	$(1,121,734)	$2,363,831	$31,687,362
Net income					1,224,986	1,224,986
Net unrealized losses on available-for sale securities, net of income tax benefit of $7,690				(14,936)		(14,936)
Cash dividends, preferred (variable rate)					(1,347,566)	(1,347,566)
Redemption and retirement of preferred stock (2,427 shares)	(24,267)		(218,403)			(242,670)
Sale of variable rate preferred stock, net (7,318 shares)	73,178		615,823			689,001

Balance, March 31, 2002	$3,374,035	$100,000	$27,417,561	$(1,136,670)	$2,241,251	$31,996,177

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$1,224,986	$(3,353,695)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	2,858,923
Acquisition of trading securities	(1,789,429)	(699,900)
Earned discount on receivables and investments	(6,464,365)	(3,492,164)
Losses on investments, net	1,752,374	6,525,289
Gains on sales of receivables, net	(177,730)	(54,960)
Gains on sales of real estate	(44,394)	(8,501)
Provision for losses on real estate and other assets	1,972,769	2,161,627
Depreciation and amortization	31,867	2,365,392
Deferred income tax benefit	(7,690)	(1,409,237)
Changes in assets and liabilities:
Deferred acquisition costs, net	531,465	(3,348,088)
Annuity reserves	8,874,985	7,889,583
Compound and accrued interest on investment certificates and debt payable	492,863	113,474
Accrued interest on receivables and investments	(6,752,924)	(3,481,915)
Accounts payable and accrued expenses	(2,918,012)	2,509,369
Other, net	1,349,219	(861,216)

Net cash provided by operating activities	5,805,023	7,713,981

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	49,766,783	28,133,906
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	14,736,782	0
Proceeds from sales of real estate	1,577,828	649,090
Proceeds from maturities of available-for-sale investments	3,878,448	1,189,312
Proceeds from sales of available-for-sale investments	28,410,135	14,835,585
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(106,735,848)	(49,578,427)
Purchases of available-for-sale investments	(52,489,743)	(18,544,304)
Purchases of and costs associated with real estate held for sale and development	(255,131)	(322,579)

Net cash used in investing activities	$(61,110,746)	$(23,637,417)

Cash flow from financing activities:
Increase (decrease) in debt borrowings	$17,520,049	$(7,142,865)
Receipts from annuity products	23,063,474	35,552,899
Withdrawals of annuity products	(11,984,548)	(9,230,997)
Reinsurance of annuity products to reinsurers, net	(3,528,792)	(4,034,519)
Proceeds from issuance of investment certificates	9,687,825	25,142,150
Repayment of investment certificates	(5,716,662)	(11,120,211)
Issuance of preferred stock	689,001	1,716,295
Redemption and retirement of preferred stock	(242,670)	(432,319)
Cash dividends on preferred and common stock	(1,347,566)	(1,839,300)

Net cash provided by financing activities	28,140,111	28,611,133

Net change in cash and cash equivalents	(27,165,612)	12,687,697
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$10,820,733	$36,916,578

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	8,529,246	1,362,334
Receivables originated to facilitate the sale of real estate	840,000	0
Transfer of investments from held-to-maturity to available-for-sale	0	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	0
Transfers between annuity products	825,848	6,622,360

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company”) as of March 31, 2002, the results of operations for the three months and six months ended March 31, 2002 and 2001 and the cash flows for the six months ended March 31, 2002 and 2001. The results of operations for the three months and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported.

2. Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company’s separate business segments and in total as of and for the three month and six month periods ended March 31, 2002 and 2001 is as follows:

	As of and for the six month period ended March 31, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$4,542,912	$26,271,395	$905,015	$31,719,322
Income (loss) from operations	(4,360,258)	5,961,715	(16,049)	1,585,408
Identifiable assets, net	76,183,568	392,243,875	763,651	469,191,094
Depreciation and amortization	5,508	19,303	7,056	31,867
Capital expenditures	—	135,843	(22,875)	112,968

	As of and for the three month period ended March 31, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$1,459,191	$12,836,576	$466,699	$14,762,466
Income (loss) from operations	(2,083,594)	3,071,785	(26,154)	962,037
Identifiable assets, net	76,183,568	392,243,875	763,651	469,191,094
Depreciation and amortization	2,754	10,687	3,568	17,009
Capital expenditures	—	33,987	(24,087)	9,900

	As of and for the six month period ended March 31, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$1,492,134	$16,499,318	$542,263	$18,533,715
Income (loss) from operations	(6,128,610)	984,861	(74,717)	(5,218,466)
Identifiable assets, net	84,427,439	314,832,561	246,891	399,506,891
Depreciation and amortization	489,699	1,866,986	8,707	2,365,392
Capital expenditures	—	178	—	178

	As of and for the three month period ended March 31, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$(406,629)	$8,430,478	$263,683	$8,287,532
Income (loss) from operations	(2,533,884)	(1,548,206)	8,293	(4,073,797)
Identifiable assets, net	84,427,439	314,832,561	246,891	399,506,891
Depreciation and amortization	245,093	928,493	4,120	1,177,706
Capital expenditures	—	178	—	178

3. Subsequent Event

     On April 8, 2002, the Company’s Board of Directors declared a stock split of the Company’s Variable Rate Cumulative Preferred Stock, Series S-3 (the “Series S-3 Preferred Stock”). On May 5, 2002, each outstanding share of Series S-3 Preferred Stock was converted into four shares of Series S-3 Preferred Stock. Accordingly, the par value and liquidation preference of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split.

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

General

     The Company consists of Summit Securities, Inc. (“Summit”) and several subsidiaries, including two insurance companies, Old Standard Life Insurance Company (“Old Standard”) and Old West Annuity & Life Insurance Company (“Old West”), a securities broker/dealer, Metropolitan Investment Securities, Inc. (“MIS”) and a property development services company, Summit Property Development, Inc. (collectively, the “Consolidated Group”).

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

Critical Accounting Policies

     The accounting policies described below are those that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions were used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Company in preparing its consolidated financial statements is included in Note 2 of the Company’s 2001 Form 10-K.

Asset Valuations

Investments

The Company classifies its investments in debt and equity securities as “trading,” “available-for-sale,” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Trading Securities: Trading securities consist primarily of equity securities, and mortgage- and asset-backed securities and are recorded at fair value based on quoted market prices. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

Available-for-Sale Securities: Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, are carried at quoted and estimated fair values. The Company holds debt securities generated from securitization transactions. For securities without an established market price, estimated fair value is derived from expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value and historical default rates experienced by the securities. To the extent that actual experience is less favorable than the assumptions, an impairment in the debt securities could result. The Company periodically assesses the assumptions used in valuing the cash flows and the related carrying value of these securities.

Other available-for-sale securities include government-backed bonds, corporate bonds, equity securities and venture capital investments. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes.

The Company continually monitors its investment portfolio for other than temporary impairment of its securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost, (2) the circumstances contributing to the decline in fair value, (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Real Estate Held for Sale

     Real estate held for sale is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure or forfeiture. Cost is determined by the lower of (a) the fair value of the property at the date of foreclosure less estimated selling costs, or (b) carrying value at the date of foreclosure.

     Profit on sales of real estate is recognized when the buyers’ initial and continuing investment is adequate to demonstrate (1) a commitment to fulfill the terms of the transaction, (2) that collectibility of the remaining sales price due is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and has transferred all the risks and rewards of ownership to the buyer.

Deferred Costs

     Deferred acquisition costs, consisting of commissions to agents and other annuity policy costs, are deferred. Cost for annuity contracts are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations.

Allowances for Losses

Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable

     Originated commercial loans are individually monitored for impairments. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date.

     The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses (both principal and interest) on the receivables based primarily on historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in consolidated statement of operations.

Allowance for Losses on Real Estate Held for Sale

     The established allowance for losses on real estate held for sale includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the consolidated statement of operations.

Annuity Reserves

     Premiums for annuities are reported as annuity reserves under the deposit method. An obligation is recorded for the premiums assumed under reinsurance transactions with other insurers in annuity reserves. Reserves for annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the near future.

Liquidity and Capital Resources

     The objective of liquidity management is to provide funds at an acceptable cost to meet demands for receivable purchases and commercial loans and to service other liabilities as they become due. Managing liquidity also enables the Company to take advantage of opportunities for business expansion. The Company finances its business operations and growth with the proceeds from the sale of debenture certificates and preferred stock, annuity products, a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate, the sale of marketable securities, and investment portfolio earnings.

     The annuity business is highly competitive. Old Standard and Old West compete with other financial institutions including ones with greater resources and greater name recognition. Annuity yields and commissions to agents are particularly sensitive to competitive forces. Management believes that it is in an advantageous position in this regard because of its earnings capability through investments in receivables compared to that of most other insurance companies. Additionally, management believes the primary competitive factors among insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy or contract is issued, and service provided to agents. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If Old Standard or Old West are unable to effectively price their annuities, offer competitive commissions and effectively compete in general for the sale of our annuity products, the Company’s liquidity could be adversely affected.

     The States of Idaho and Arizona have enacted the Risk-Based Capital Model law, which requires an insurance company to maintain minimum amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. The Company’s insurance subsidiaries’ capital and surplus levels exceeded the calculated minimum requirements at their statutory reporting period ended December 31, 2001.

     Old Standard has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2002, Old Standard had a stock investment in the FHLB of approximately $0.9 million, which resulted in a borrowing capacity of approximately $18.4 million, subject to collateral requirements. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality Collateralized Mortgage Obligations. Each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At March 31, 2002, Old Standard had pledged $30.1 million in eligible collateral with a market value of $26.3 million resulting in a borrowing potential of $18.4 million. At March 31, 2002, Old Standard had approximately $18.2 million in outstanding borrowings leaving an unused borrowing potential of approximately $0.2 million. In order to increase the unused borrowing potential, Old Standard would be required to buy more FHLB stock and pledge additional collateral.

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. As of March 31, 2002, the Company had registered for sale up to $50,000,000 of Series B Investment Certificates. These securities will be offered to the public on a continuous best efforts basis through January 31, 2003. As of March 31, 2002, the Company had registered for sale with the Securities Exchange Commission up to 500,000 shares of Series S-3 preferred stock that carry a $100 issue price. However, the Company is awaiting final regulatory approval for this offering.

     Another source of liquidity is derived from payments received on receivable cash flows and the sale of real estate. A decrease in the prepayment rate on receivables or the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that we will buy them back by a predetermined date for a specific price (i.e., reverse repurchase agreement). At March 31, 2002, the Company did not have any reverse repurchase agreements outstanding.

     There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may have invested in real estate related assets. However, management has placed internal limits at 75% of statutory assets. Therefore, Old Standard and Old West may not sell non-real estate related assets for liquidity purposes if the re-investment of the sale proceeds will result in real estate assets exceeding 75% of its statutory assets. However, occasionally Old Standard and Old West may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Old Standard and Old West can acquire qualifying real estate loans in amounts in excess of the 75% limitation imposed by management. At March 31, 2002, Old Standard and Old West had approximately 60% of their statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Old Standard and Old West perform cash flow testing under seven different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At the end of calendar year 2001, the results of this cash flow testing process were satisfactory.

     During the six month period ended March 31, 2002, 2001, $155.1 million in funds provided by the Company’s various liquidity sources were used to (1) invest $159.5 million primarily in receivables and investments and (2) fund $22.8 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the six month period ended March 31, 2001, $114.9 million in funds provided by the Company’s various liquidity sources were used to (1) invest $68.4 million primarily in receivables and investments and (2) fund $33.8 million in debt maturities, annuity product surrenders, and the payment of dividends.

Transactions with Affiliates

     Summit was originally organized as a wholly owned subsidiary of Metropolitan. On September 9, 1994, the controlling interest in Summit was acquired by National Summit Corp., a Delaware corporation that is controlled by C. Paul Sandifur, Jr. Following this sale, Metropolitan has continued to provide, for a fee, principally all of Summit’s management services.

     Mr. Sandifur holds effective control of Metropolitan. Prior to the sale, Mr. Sandifur held effective control of Summit through Metropolitan. Following the sale, Mr. Sandifur continues to control Summit through National Summit Corp. Currently, no officer or director of Summit is an officer or director of Metropolitan.

     Summit and Metropolitan entered into the following purchase and sale agreements during the six month period ending March 31, 2002.

     On March 28, 2002, Old Standard and Old West agreed to purchase from Western United, a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western United. The purchase price of $11.2 million was derived from future expected cash flows discounted at a 6.957% market rate. Additionally, on March 29, 2002, Summit agreed to purchase from Metropolitan the remaining participation in certain structured settlements acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million was derived from future expected cash flows discounted at an 8.5% market rate. Investment diversification was the primary purpose of entering into the lottery trust and structured settlement purchase and sale agreements.

     On March 29, 2002, Summit agreed to sell to Metropolitan its minority interest investment in Consumers Group Holding Company, a subsidiary of Metropolitan. The sale price of approximately $2.3 million was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment. The sale resulted in a gain of approximately $0.8 million.

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $45.8 million at March 31, 2002 and $46.4 million at March 31, 2001.

     The carrying amount of other receivables as to which payments were in arrears was $19.5 million at March 31, 2002 and $2.9 million at March 31, 2001.

Results of Operations

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

     Net income for the six month period ended March 31, 2002 was $1.2 million on $31.7 million in revenues compared to net loss of $3.4 million on $18.5 million in revenues for the six month period ended March 31, 2001. Income before income taxes for the six month period ended March 31, 2002 was $1.6 million compared to loss of $5.2 million for the six month period ended March 31, 2001.

The increase in income before taxes of $6.8 million was primarily due to:

•	an increase in net interest spread of $4.6 million,

•	a decrease in investment losses of $4.8 million,

•	an increase in fees, commissions and other income of $1.1 million, and

•	a decrease in provision for losses of $0.2 million.

These changes were partially offset by:

•	an increase in non-interest expense of $4.0 million.

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

     During the six month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $12.4 million compared to $7.8 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities. The Company’s average net interest margin increased to 5.88% through March 2002 compared to 4.09% through March 2001.

     The following table represents the average yields realized by the Company on interest sensitive assets and liabilities during the six month periods ended March 31, 2002 and 2001 based on average monthly ending balances:

	2002	2001
	Average	Average

Investments	$109,846,215	$99,069,722
Yield	7.32%	8.04%
Real estate contracts	256,050,598	190,121,124
Yield	16.12%	14.08%
Other receivables	29,386,151	34,668,990
Yield	9.95%	9.41%
Annuity reserves	297,558,149	253,523,907
Yield	5.97%	6.31%
Investment certificates	95,809,524	80,967,435
Yield	9.32%	9.23%
Debt payable	18,813,256	12,488,130
Yield	6.32%	9.32%

     During the six month period ended March 31, 2001, the Company reported a $6.5 million loss on investments. The loss was primarily the result of reclassifying temporary declines in the value of certain investments from accumulated other comprehensive loss in stockholders’ equity to loss on investments as a result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either “trading” or “available-for-sale” securities. Changes in the fair value of investments that are “trading” are included in earnings. Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes. During the six month period ended March 31, 2001, the Company determined that certain “available-for-sale” investments had other than temporary declines in value due to a downgrading of the securities. Accordingly, the Company reclassified $2.1 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a loss on investments. Additionally, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.1 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a realized loss on investments.

     Additionally, during the six month period ended March 31, 2001, the Company experienced net mark to market losses on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The performance of the NASDAQ, which lost approximately 50% of its value during the six month period ended March 31, 2001, has directly affected the value of the Company’s investments in the limited partnership interests. The value of the equity securities decreased, thereby decreasing the value of Company’s investment by approximately $2.4 million.

     During the six month period ended March 31, 2002, the Company determined that certain “available-for-sale” fixed income securities acquired from securitization activities of affiliates had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $0.4 million, representing the amount impaired. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of these securities. Additionally, certain airline related fixed income securities were directly affected by the events surrounding September 11, 2001. A $0.6 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The performance of the NASDAQ, which lost approximately 14.6% of its value since June 30, 2001, has directly affected the Company’s investments in certain equity securities. A $2.0 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. These impairments were partially offset by approximately $1.5 million of gains realized on the sale of other investment securities. Additionally, during the six month period ended March 31, 2002, the change in unrealized losses on trading securities recorded in the Statements of Operations were approximately $0.3 million.

     Fees, commissions and other income increased to $5.4 million during the six month period ended March 31, 2002 from $4.3 million during the same period ended March 31, 2001. The increase of approximately $1.1 million was primarily due to $0.3 million increase in commission income earned by MIS, $0.4 million increase in consulting fees of Summit Property Development, and $0.4 million increase in late charge fees related to commercial lending activity.

     During the six month period ended March 31, 2002, the provision for losses was approximately $2.0 million compared to $2.2 million for the same period ended March 31, 2001. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date. Additionally, during the six month period ended March 31, 2001, the Company reserved approximately $0.2 million for non-recoverable servicer advances and late charges related to the April 2001 servicing sale.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the six month periods ended March 31, 2002 and 2001:

	March 31,

	2002	2001

Beginning balance	$7,772,422	$6,755,244
Provisions for losses	1,972,769	2,161,627
Charge-offs	(776,338)	(550,526)

Ending balance	$8,968,853	$8,366,345

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $12.6 million for the six month period ended March 31, 2002 compared to $8.6 million for the similar period ended March 31, 2001. The $4.0 million increase in non-interest expenses during the current period was primarily the result of a $2.8 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement, a $0.6 million increase in loan servicing expenses, a $0.2 million increase in amortization of deferred costs, and a $0.2 million increase in the commission expense of MIS.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Net income for the three month period ended March 31, 2002 was $0.7 million on $14.8 million in revenues compared to net loss of $2.8 million on $8.3 million in revenues for the three month period ended March 31, 2001. Income before income taxes for the three months ended March 31, 2002 was $1.0 million compared to loss of $4.1 million for the three months ended March 31, 2001.

The increase in income before taxes of $5.0 million was primarily due to:

•	an increase in net interest spread of $2.9 million,

•	a decrease in investment losses of $2.4 million,

•	an increase in fees, commissions and other income of $0.4 million, and

•	a decrease in provision for losses of $1.0 million.

These changes were partially offset by:

•	an increase in non-interest expense of $1.6 million.

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

     During the three month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $6.8 million, compared to $3.9 million in the prior year’s period. The increase between periods is primarily the result of an increase in fees associated with the Company’s commercial lending activities.

     During the three month period ended March 31, 2001, the Company reported a $4.6 million loss on investments. The loss was primarily the result of reclassifying temporary declines in the value of certain investments from accumulated other comprehensive loss in stockholders’ equity to loss on investments as a result of permanent impairments and sales. The Company may experience changes in the fair value of its investments, which are recorded at fair value and accounted for as either “trading” or “available-for-sale” securities. Changes in the fair value of investments that are “trading” are included in earnings. Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and reported as a separate component of stockholders’ equity. During the three month period ended March 31, 2001, the Company determined that certain “available-for-sale” investments had other than temporary declines in value due to a downgrading of the securities. Accordingly, the Company reclassified $2.1 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a loss on investments. Additionally, the Company recorded a realized loss on the sale of a certain investment. The sale resulted in the Company reclassifying approximately $2.1 million from accumulated other comprehensive loss in stockholders’ equity to the statement of operations as a realized loss on investments.

     During the three month period ended March 31, 2002, the Company determined that certain “available-for-sale” fixed income securities acquired from securitization activities of affiliates had other than temporary declines in value. Accordingly, the carrying value of the investments was decreased by approximately $0.4 million, representing the amount impaired. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of these securities. Additionally, certain airline related fixed income securities were directly affected by the events surrounding September 11, 2001. A $0.6 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The performance of the NASDAQ, which lost approximately 14.6% of its value since June 30, 2001, has directly affected the Company’s investments in certain equity securities. A $2.0 million impairment, which had previously been deemed as temporary, was determined to be other than temporary at March 31, 2002. The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. These impairments were partially offset by approximately $0.9 million of gains realized on the sale of other investment securities.

     Fees, commissions and other income increased to $2.7 million during the three month period ended March 31, 2002 from $2.3 million during the same period ended March 31, 2001. The increase of approximately $0.4 million was primarily due to $0.2 million increase in consulting fees of Summit Property Development and $0.4 million increase in late charge fees related to commercial lending activity offset by $0.3 million decrease in commission income earned by MIS.

     During the three month period ended March 31, 2002, the provision for losses was approximately $0.5 million compared to $1.5 million for the same period ended March 31, 2001. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company establishes a 0.25% allowance for losses that are inherent in the commercial loan portfolio at the balance sheet date. During the three month period ended March 31, 2001, the Company reserved approximately $0.2 million for non-recoverable servicer advances and late charges related to the April 2001 servicing sale.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three month periods ended March 31, 2002 and 2001:

	March 31,

	2002	2001

Beginning balance	$8,913,497	$6,790,564
Provisions for losses	531,525	1,528,539
Charge-offs	(476,169)	47,242

Ending balance	$8,968,853	$8,366,345

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $5.9 million for the three month period ended March 31, 2002 compared to $4.2 million for the similar period ended March 31, 2001. The $1.6 million increase in non-interest expenses during the current period was primarily the result of a $1.2 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement and a $0.3 million increase in loan servicing expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the six month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $12.4 million compared to $7.8 million in the prior year’s period. The increase between periods was primarily the result of an increase in interest spreads relating to the Company’s commercial lending activities. The Company’s average net interest margin increased to 5.88% through March 2002 compared to 4.09% through March 2001.

     During the three month period ended March 31, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $6.8 million compared to $3.9 million in the prior year’s period. The increase between periods was primarily the result of an increase in fees associated to the Company’s commercial lending activities.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	During the quarter ended March 31, 2002, the Registrant did not file any reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 15th day of May 2002 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC

/s/ TOM TURNER

Tom Turner President/Director

/s/ ROBERT A. NESS

Robert A. Ness Principal Accounting Officer