Form 10-Q
period 2002-06-30
SUMMIT SECURITIES INC /ID/
filed 2002-08-14
CIK 868016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

     Common: 10,000 shares at July 31, 2002.

SUMMIT SECURITIES, INC.
INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets
As of June 30, 2002 and September 30, 2001

Consolidated Statements of Operations
Three Months Ended June 30, 2002 and 2001
Nine Months Ended June 30, 2002 and 2001

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2002 and 2001
Nine Months Ended June 30, 2002 and 2001

Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2002

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$40,745,569	$37,986,345
Investments:
Affiliated companies	3,022,425	4,522,425
Trading securities, at fair value	—	22,226,923
Available-for-sale securities, at fair value	136,663,497	73,630,137
Held to maturity securities, at amortized cost	5,946,842	—
Accrued interest on investments	869,166	603,076

Total investments	146,501,930	100,982,561

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $5,556,307 and $4,125,102	264,180,776	216,156,590
Real estate held for sale and development at the lower of cost or market, net of allowances of $3,128,460 and $2,626,303	25,229,052	6,964,260
Other receivable investments, net of discounts and origination fees and net of allowances of $355,181 and $1,021,017	53,399,435	43,296,220

Net real estate assets and other receivable investments	342,809,263	266,417,070

Other assets:
Deferred acquisition costs, net	17,308,843	15,153,250
Deferred income taxes	3,021,058	3,836,841
Other assets, net	2,135,092	12,212,244

Total other assets	22,464,993	31,202,335

Total assets	$552,521,755	$436,588,311

Liabilities:
Annuity reserves	$360,635,170	$291,001,734
Investment certificates	104,659,153	93,101,273
Debt payable	20,381,630	11,062,139
Accounts payable and accrued expenses	31,921,637	9,659,410
Income taxes payable	431,306	76,393

Total liabilities	518,028,896	404,900,949

Stockholders’ equity:
Preferred stock, Series S, R and T, $10 par value, 10,000,000 shares authorized, 83,480 shares and 76,154 shares issued and outstanding (liquidation preference $8,348,017 and $7,615,480)	834,802	761,548
Preferred stock, Series S-3, $2.5 par value, 10,000,000 shares authorized, 1,004,561 shares and 1,025,430 shares issued and outstanding (liquidation preference $25,114,025 and $25,635,760)	2,511,402	2,563,576
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	27,173,225	27,020,141
Accumulated other comprehensive income (loss)	461,840	(1,121,734)
Retained earnings	3,411,590	2,363,831

Total stockholders’ equity	34,492,859	31,687,362

Total liabilities and stockholders’ equity	$552,521,755	$436,588,311

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Interest on receivables	$8,500,331	$6,682,692	$24,130,279	$18,209,659
Earned discount on receivables and investments	4,587,282	1,590,121	11,051,647	5,082,285
Other investment income	2,215,961	2,382,926	6,490,072	7,461,396
Net gains (losses) on investments	(554,379)	1,096,331	(2,306,753)	(5,428,958)
Net gains on sales of receivables	79,868	8,144	257,598	63,104
Real estate sales	255,000	959,435	1,831,892	1,608,525
Fees, commissions, service and other income	2,690,886	2,121,169	8,039,536	6,378,522

Total revenues	17,774,949	14,840,818	49,494,271	33,374,533

Expenses:
Annuity benefits	4,763,259	4,302,670	13,724,186	12,296,652
Interest	2,831,945	2,486,265	7,889,809	6,808,887
Cost of real estate sold	255,037	957,904	1,787,535	1,598,493
Provision for losses on real estate	690,929	926,076	2,663,698	3,087,703
Provision for (recovery of) losses on other assets	(615,841)	10,221	(615,841)	10,221
Salaries and employee benefits	1,446,511	832,477	4,012,147	2,475,965
Commissions to agents	7,320,727	2,872,157	14,056,512	8,703,804
Other operating and underwriting expenses	681,620	782,017	3,427,807	2,283,297
Decrease (increase) in deferred acquisition costs, net of amortization	(2,451,399)	48,385	(1,889,151)	(294,669)

Total expenses	14,922,788	13,218,172	45,056,702	36,970,353

Income (loss) before income taxes	2,852,161	1,622,646	4,437,569	(3,595,820)
Income tax (provision) benefit	(995,579)	(267,081)	(1,356,001)	1,597,690

Net income (loss)	1,856,582	1,355,565	3,081,568	(1,998,130)
Preferred stock dividends	(686,243)	(637,024)	(2,033,809)	(1,876,324)

Income (loss) applicable to common stockholders	$1,170,339	$718,541	$1,047,759	$(3,874,454)

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$1,856,582	$1,355,565	$3,081,568	$(1,998,130)

Other comprehensive income (loss), net of income tax:
Cumulative effect of accounting change, net of tax	—	—	—	40,497
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period*	3,461,272	(2,067,844)	1,723,904	460,835
Less: reclassification adjustment for (gains) losses included in net income **	(1,862,762)	1,576,896	(140,330)	3,293,101

Unrealized gains (losses) on investments	1,598,510	(490,948)	1,583,574	3,753,936

Net other comprehensive income (loss)	1,598,510	(490,948)	1,583,574	3,794,433

Comprehensive income	$3,455,092	$864,617	$4,665,142	$1,796,303

*	Net of related tax of $1,783,079 and $(785,551) for the three months ended June 30, 2002 and 2001, respectively, and $888,074 and $258,262 for the nine months ended June 30, 2002 and 2001, respectively.

**	Net of related tax of $(959,606) and $812,341 for the three months ended June 30, 2002 and 2001, respectively, and $(72,291) and $1,696,446 for the nine months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total

Balance, October 1, 2001	$3,325,124	$100,000	$27,020,141	$(1,121,734)	$2,363,831	$31,687,362
Net income					3,081,568	3,081,568
Net unrealized gains on available-for sale securities, net of income tax provision of $815,783				1,583,574		1,583,574
Cash dividends, preferred stock (variable rate)					(2,033,809)	(2,033,809)
Redemption and retirement of preferred stock (5,210 shares)	(52,098)		(462,739)			(514,837)
Sale of variable rate preferred stock, net (7,318 shares)	73,178		615,823			689,001

Balance, June 30, 2002	$3,346,204	$100,000	$27,173,225	$461,840	$3,411,590	$34,492,859

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$3,081,568	$(1,998,130)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	16,917,966
Purchase of trading securities	(1,789,429)	(14,920,247)
Earned discount on receivables and investments	(11,051,647)	(5,082,285)
Losses on investments, net	2,306,753	5,428,958
Gains on sales of receivables, net	(257,598)	(63,104)
Gains on sales of real estate	(44,357)	(10,032)
Provision for losses on real estate and other	2,047,857	3,097,924
Depreciation and amortization	50,638	39,357
Deferred income tax provision (benefit)	815,783	(572,911)
Changes in assets and liabilities:
Deferred acquisition costs, net	(2,155,593)	(1,390,700)
Annuity reserves	13,581,748	12,155,893
Compound and accrued interest on certificates and debt payable	975,558	(158,402)
Accrued interest on receivables and investments	(9,678,318)	(6,449,484)
Accounts payable and accrued expenses	15,240,860	1,710,075
Other, net	2,326,971	(1,617,627)

Net cash provided by operating activities	23,179,833	7,087,251

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	63,326,486	39,026,624
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	15,229,211	2,991,129
Proceeds from sales of real estate	1,832,828	1,608,525
Proceeds from maturities of available-for-sale investments	4,594,405	1,585,013
Proceeds from sales of available-for-sale investments	37,463,696	23,197,467
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(137,164,127)	(80,578,877)
Purchases of available-for-sale investments	(73,195,032)	(27,111,984)
Purchases of held to maturity investments	(5,963,245)	—
Purchases of and costs associated with real estate held for sale and development	(638,687)	(506,095)

Net cash used in investing activities	(94,514,465)	(39,788,198)

Cash flow from financing activities:
Increase (decrease) in debt payable	9,312,061	(7,142,015)
Receipts from annuity products	47,677,773	50,494,577
Withdrawals of annuity products	(18,310,974)	(13,591,225)
Reinsurance of annuity products to reinsurers, net	26,684,889	(6,034,094)
Proceeds from issuance of investment certificates	19,810,103	41,078,270
Repayment of investment certificates	(9,220,351)	(15,174,884)
Issuance of preferred stock	689,001	3,177,760
Redemption and retirement of preferred stock	(514,837)	(432,319)
Cash dividends on preferred and common stock	(2,033,809)	(2,926,324)

Net cash provided by financing activities	74,093,856	49,449,746

Net change in cash and cash equivalents	2,759,224	16,748,799
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$40,745,569	$40,977,680

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	20,755,797	5,164,462
Receivables originated to facilitate the sale of real estate	840,000	—
Transfer of investments from held-to-maturity to available-for-sale	—	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	—
Transfers between annuity products	4,633,241	7,603,114
Timing difference on settlements of securities sales	1,008,750	—
Timing difference on settlements of securities purchases	10,142,188	—

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company”) as of June 30, 2002, the results of operations for the three months and nine months ended June 30, 2002 and 2001 and the cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for the three months and nine months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2001 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income (loss) or retained earnings as previously reported and were not considered material.

2. Segment Reporting

     The Company principally operates in three industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; and (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties. The insurance segment also invests a substantial portion of the proceeds from insurance and annuity operations in real estate contracts and mortgage notes receivables, other receivables and investment securities. The Company allocates certain overhead and operating expenses amongst its segments based on established cost sharing agreements.

     Information about the Company’s separate business segments and in total as of and for the three month and nine month periods ended June 30, 2002 and 2001 is as follows:

	As of and for the nine month period ended June 30, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$8,154,703	$39,918,852	$1,420,716	$49,494,271
Income (loss) from operations	(4,700,985)	9,349,459	(210,905)	4,437,569
Identifiable assets, net	79,278,584	472,567,356	675,815	552,521,755
Depreciation and amortization	8,495	30,676	11,467	50,638
Capital expenditures	34,205	164,048	13,587	211,840

	As of and for the three month period ended June 30, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$3,611,791	$13,647,457	$515,701	$17,774,949
Income (loss) from operations	(340,727)	3,387,744	(194,856)	2,852,161
Identifiable assets, net	79,278,584	472,567,356	675,815	552,521,755
Depreciation and amortization	2,987	11,373	4,411	18,771
Capital expenditures	34,205	28,205	36,462	98,872

	As of and for the nine month period ended June 30, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$5,326,460	$27,231,735	$816,338	$33,374,533
Income (loss) from operations	516,836	(4,210,622)	97,966	(3,595,820)
Identifiable assets, net	84,690,193	337,533,173	457,796	422,681,162
Depreciation and amortization	8,271	19,060	12,026	39,357
Capital expenditures	—	—	—	—

	As of and for the three month period ended June 30, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Total

Revenues	$3,834,326	$10,732,417	$274,075	$14,840,818
Income (loss) from operations	6,645,446	(5,195,483)	172,683	1,622,646
Identifiable assets, net	84,690,193	337,533,173	457,796	422,681,162
Depreciation and amortization	2,753	6,353	3,319	12,425
Capital expenditures	—	—	—	—

3. Preferred Stock Split

     On April 8, 2002, the Company’s Board of Directors declared a stock split of the Company’s Variable Rate Cumulative Preferred Stock, Series S-3 (the “Series S-3 Preferred Stock”). On May 5, 2002, each outstanding share of Series S-3 Preferred Stock was converted into four shares of Series S-3 Preferred Stock. Accordingly, the par value and liquidation preference of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split. All outstanding Series S-3 Preferred Stock and related per share amounts in the accompanying consolidated financial statements and related notes to the consolidated financial statements have been retroactively adjusted to give effect to the stock split.

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

Available-for-Sale Securities: Available-for-sale securities, consisting of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values.

Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of its securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only upon sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally for asset-backed investments, the Company also considers the credit rating and the amount of credit support available for the security.

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

Deferred Costs

     Deferred acquisition costs, consisting of commissions to agents and other annuity policy costs, are deferred. Cost for annuity contracts are amortized over the lives of the contracts or policies in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in the consolidated statement of operations.

Allowances for Losses

Allowance for Losses on Real Estate Contracts and Mortgage Notes Receivable

     Originated commercial loans are individually monitored for impairments. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company has established a 0.25% allowance for losses that represents inherent losses within the commercial loan portfolio at the balance sheet date.

     The remaining real estate contracts and mortgage notes receivable portfolio is consists of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses (both principal and interest) on the receivables based primarily on historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in consolidated statement of operations.

Allowance for Losses on Real Estate Held for Sale

     The established allowance for losses on real estate held for sale includes amounts for estimated losses as a result of an impairment in value of the real property. The Company reviews its real estate properties for impairment in value periodically or whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. The carrying value of a repossessed property is determined as of the date of repossession of the property. It is based on the lower of fair value or carrying value at the time the property was repossessed. The fair value is based on an appraisal by a licensed independent appraiser at the time of repossession. If expected future undiscounted cash flows from the use of the asset or the fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the consolidated statement of operations.

Annuity Reserves

     Premiums for annuities are reported as annuity reserves under the deposit method. An obligation is recorded for the premiums assumed under reinsurance transactions with other insurers in annuity reserves. Reserves for annuities are equal to the sum of the account balances including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of possible changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for insurance and annuities could change in the future.

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

     Old Standard has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (FHLB). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2002, Old Standard had a stock investment in the FHLB of approximately $0.9 million, which resulted in a borrowing capacity of approximately $18.4 million, subject to collateral requirements. The collateral used to secure the borrowing is predefined by the FHLB and generally consists of high quality Collateralized Mortgage Obligations. Each type of collateral has a minimum pledge requirement that ranges from 100% to 125%. At June 30, 2002, Old Standard had pledged $33.1 million in eligible collateral with a market value of $30.2 million resulting in a borrowing potential of $22.2 million. At June 30, 2002, Old Standard had approximately $7.0 million in outstanding borrowings leaving an unused borrowing potential of approximately $11.4 million based on their FHLB stock investment. In order to increase the unused borrowing potential to match the amount of collateral pledged, Old Standard would be required to purchase approximately $0.2 million in additional FHLB stock.

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. As of June 30, 2002, the Company had registered for sale up to $50.0 million of Series B Investment Certificates. These securities will be offered to the public on a continuous best efforts basis through January 31, 2003.

     Another source of liquidity is derived from payments received on receivable cash flows and the sale of real estate. A decrease in the prepayment rate on receivables or the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, the Company may occasionally sell securities to a broker-dealer under the provision that we will buy them back by a predetermined date for a specific price (i.e., reverse repurchase agreement). At June 30, 2002, the Company did not have any reverse repurchase agreements outstanding.

     There are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets which Old Standard or Old West may have invested in real estate related assets. However, management has placed internal limits at 75% of statutory assets. Therefore, Old Standard and Old West may not sell non-real estate related assets for liquidity purposes if the re-investment of the sale proceeds will result in real estate assets exceeding 75% of its statutory assets. However, occasionally Old Standard and Old West may acquire real estate related receivables that qualify as mortgage-related securities under the Secondary Mortgage Market Enhancement Act, or SMMEA. SMMEA generally provides that qualifying loans may be acquired to the same extent that obligations that are issued by or guaranteed as to principal and interest by the United States Government, its agencies and the instrumentalities can be acquired. As a result, Old Standard and Old West can acquire qualifying real estate loans in amounts in excess of the 75% limitation imposed by management. At June 30, 2002, Old Standard and Old West had approximately 67% of their statutory admitted assets invested in real estate related assets that did not qualify as SMMEA investments.

     For statutory purposes, Old Standard and Old West perform cash flow testing under seven different rate scenarios. An opinion regarding the adequacy of the cash flow testing is filed with the respective states. At December 31, 2001, the results of this cash flow testing process were satisfactory.

     During the nine month period ended June 30, 2002, 2001, $250.8 million in funds provided by the Company’s various liquidity sources were used to (1) invest $217.7 million primarily in receivables and investments and (2) fund $30.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

     During the nine month period ended June 30, 2001, $170.2 million in funds provided by the Company’s various liquidity sources were used to (1) invest $108.2 million primarily in receivables and investments and (2) fund $45.3 million in debt maturities, annuity product surrenders, and the payment of dividends.

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

     Summit and Metropolitan entered into the following purchase and sale agreements during the nine month period ending June 30, 2002.

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

Delinquency

     The principal amount of real estate receivables as to which payments were in arrears more than three months was $49.3 million at June 30, 2002 and $49.7 million at June 30, 2001.

     The carrying amount of other receivables as to which payments were in arrears was $19.2 million at June 30, 2002 and $4.0 million at June 30, 2001. The increase from June 30, 2001 to June 30, 2002 was primarily due to the delinquency of a timber harvest right agreement that had a carrying value of $13.9 million at June 30, 2002.

Results of Operations

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

     Net income for the nine month period ended June 30, 2002 was $3.1 million on $49.5 million in revenues compared to net loss of $2.0 million on $33.4 million in revenues for the nine month period ended June 30, 2001. Income before income taxes for the nine month period ended June 30, 2002 was $4.4 million compared to loss of $3.6 million for the nine month period ended June 30, 2001.

The increase in income before taxes of $8.0 million was primarily due to:

•	an increase in net interest spread of $8.5 million,

•	a decrease in investment losses of $3.1 million,

•	an increase in fees, commissions and other income of $1.7 million and

•	a decrease in provision for losses of $1.1 million.

These changes were partially offset by:

•	an increase in non-interest expense of $6.4 million.

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

     During the nine month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $20.1 million compared to $11.6 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities. The Company’s average monthly balance on interest earning assets was $434.1 million during the nine month period ended June 30, 2002 compared to $370.2 million during the nine month period June 30, 2001. Additionally, the Company’s average net interest margin increased to 5.95% through June 2002 compared to 3.75% through June 2001.

     The following table represents the average yields realized by the Company on interest sensitive assets and liabilities during the nine month periods ended June 30, 2002 and 2001 based on average monthly ending balances:

	2002	2001
	Average	Average

Investments	$113,991,815	$101,667,414
Yield	7.22%	7.80%
Real estate contracts	250,562,481	199,125,399
Yield	17.43%	14.02%
Other receivables	46,525,143	33,663,549
Yield	6.94%	9.33%
Annuity reserves	308,151,501	260,484,257
Yield	5.97%	6.54%
Investment certificates	97,518,099	84,878,570
Yield	9.52%	9.35%
Debt payable	19,583,945	12,063,261
Yield	7.39%	10.00%

     During the nine month period ended June 30, 2002, the Company determined that certain “available-for-sale” fixed income securities acquired from securitization activities of affiliates had other than temporary declines in value. Accordingly, the carrying value of the investments were decreased by approximately $0.6 million, representing the amount impaired. The Company continues to periodically assess the assumptions used in valuing the cash flows and the related carrying value of these securities. Additionally, the Company reported approximately $0.4 million in other than temporary impairments on certain asset-backed fixed income securities due to a deterioration of the underlying collateral.

     A $2.6 million decline in value in various public equity securities, which had previously been deemed as temporary, was determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investment have traded below the Company’s cost basis. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. The impairment losses reported during the nine month period ended June 30, 2002 were partially offset by approximately $1.3 million of gains realized on the sale of other investment securities.

     During the nine month period ended June 30, 2001, the Company reported a $5.4 million loss on investments. The losses were primarily the result of other than temporary declines in value due to the downgrading of certain securities and the deterioration of expected future cash flows of certain residual certificates. Additionally, the Company realized a loss on the sale of a certain investment. Of the $5.0 million loss reported as a result of sales and other than temporary impairments in the fixed income securities portfolio, $4.3 million had previously been reported as a temporary decline in accumulated other comprehensive loss in stockholders’ equity.

     Additionally, the Company experienced approximately $1.0 million in net mark to market losses on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. The decline in value was primarily the result of an overall decline in the value in stocks traded on the NASDAQ.

     Fees, commissions and other income increased to $8.0 million during the nine month period ended June 30, 2002 from $6.4 million during the same period ended June 30, 2001. The increase of approximately $1.7 million was primarily due to $0.3 million increase in commission income earned by MIS, $0.6 million increase in consulting fees of Summit Property Development, and $0.6 million increase in late charge fees related to commercial lending activity.

     During the nine month period ended June 30, 2002, the provision for losses on real estate assets was approximately $2.7 million compared to $3.1 million for the same period ended June 30, 2001.For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represents inherent losses within the commercial loan portfolio at the balance sheet date.

     Provision for losses on other assets decreased from $10,000 during the nine month period ended June 30, 2001 to a $0.6 million reserve release during the similar time period ended June 30, 2002. The $0.6 million reserve release was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the nine month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$7,772,422	$6,755,244
Provision for losses on real estate assets	2,663,698	3,087,703
Provision for (recovery of) losses on other assets	(615,841)	10,221
Charge-offs, net	(780,331)	909,564

Ending balance	$9,039,948	$10,762,732

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $19.6 million for the nine month period ended June 30, 2002 compared to $13.2 million for the similar period ended June 30, 2001. The $6.4 million increase in non-interest expenses during the current period was primarily the result of a $4.6 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement, a $0.7 million increase in loan servicing expenses due to an increase in real estate contracts and mortgage notes receivable, and a $0.4 million increase in amortization of deferred costs.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net income for the three month period ended June 30, 2002 was $1.9 million on $17.8 million in revenues compared to net income of $1.4 million on $14.8 million in revenues for the three month period ended June 30, 2001. Income before income taxes for the three months ended June 30, 2002 was $2.9 million compared to income of $1.6 million for the three months ended June 30, 2001.

The increase in income before taxes of $1.3 million was primarily due to:

•	an increase in net interest spread of $3.8 million,

•	an increase in fees, commissions and other income of $0.6 million and

•	a decrease in provision for losses of $0.9 million.

These changes were partially offset by:

•	a increase in investment losses of $1.7 million and

•	an increase in non-interest expense of $2.5 million.

     During the three month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $7.7 million, compared to $3.9 million in the prior year’s comparable period. The increase between periods is primarily the result of an increase in the Company’s commercial lending activities.

     During the three month period ended June 30, 2002, the Company determined that $0.6 million of losses on equity and fixed income investment portfolio had other than temporary declines in value. A $0.5 million decline in value in various public equity securities, which had previously been deemed as temporary, was determined to be other than temporary at June 30, 2002 due to the length of time and extent that the investment have traded below the Company’s cost basis. The decline in value was primarily the result of an overall decline in the value of stocks traded on the NASDAQ.

     The other than temporary impairments on the equity and fixed income securities have been recorded in the statement of operations as a loss on investments. The impairment losses reported during the three month period ended June 30, 2002 were partially offset by approximately $0.1 million of gains realized on the sale of other investment securities.

     During the three month period ended June 30, 2001, the Company reported a $1.1 million gain on investments. The gain was primarily the result of mark to market gains on equity investments the Company has made in certain limited partnership interests. The limited partnerships generally invest funds in both publicly and privately traded small and microcapitalization equity securities. During the three month period ended June 30, 2001, the value of the equity securities increased, thereby increasing the value of Company’s investment by approximately $1.1 million.

     Fees, commissions and other income increased to $2.7 million during the three month period ended June 30, 2002 from $2.1 million during the same period ended June 30, 2001. The increase of approximately $0.6 million was primarily due to $0.2 million increase in consulting fees of Summit Property Development and $0.2 million increase in late charge fees related to commercial lending activity.

     During the three month period ended June 30, 2002, the provision for losses on real estate assets was approximately $0.7 million compared to $0.9 million for the same period ended June 30, 2001. For commercial loans, the Company individually evaluates each loan for impairment in accordance with FAS114, “Accounting by Creditors for Impairment of a Loan”, as amended by FAS118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure”. FAS114 addresses the accounting by creditors for impairments of a loan by specifying how allowances for credit losses related to certain loans should be determined. According to FAS114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value (less estimated liquidation expenses) of the collateral compared to the carrying value of the receivable. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized. Additionally, the Company established a 0.25% allowance for losses that represents inherent losses within the commercial loan portfolio at the balance sheet date.

     Provision for losses on other assets decreased from $10,000 during the three month period ended June 30, 2001 to $0.6 million reserve release during the similar time period ended June 30, 2002. The $0.6 million reserve release was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$8,968,853	$8,366,345
Provision for losses on real estate assets	690,929	926,076
Provision for (recovery of) losses on other assets	(615,841)	10,221
Charge-offs, net	(3,993)	1,460,090

Ending balance	$9,039,948	$10,762,732

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $7.0 million for the three month period ended June 30, 2002 compared to $4.5 million for the similar period ended June 30, 2001. The $2.5 million increase in non-interest expenses during the current period was primarily the result of a $1.8 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement, and a $0.3 million increase in loan service fees due to a growth in real estate contracts and mortgage notes receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the nine month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $20.1 million compared to $11.6 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities. The Company’s average monthly balance on interest earning assets was $434.1 million during the nine month period ended June 30, 2002 compared to $370.2 million during the nine month period June 30, 2001. Additionally, the Company’s average net interest margin increased to 4.31% through June 2002 compared to 5.95% through June 2001.

     During the three month period ended June 30, 2002, the excess of interest sensitive income over interest sensitive expense was approximately $7.7 million compared to $3.9 million in the prior year’s period. The increase between periods was primarily the result of an increase in the Company’s commercial lending activities.

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

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	During the quarter ended June 30, 2002, the Registrant filed the following report on Form 8-K:

Form 8-K dated February 21, 2002, filed April 25, 2002, reporting the resolution of the board of directors reducing the previously authorized additional annual distribution rate on the Registrant’s Variable Rate Cumulative Preferred Stock, Series S-3 from 2.00% to 1.75%, and reporting the declaration of a stock split for the Registrant’s Variable Rate Cumulative Preferred Stock, Series S-3, under Item 5, Other Events.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of August 2002 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC

/s/ TOM TURNER

Tom Turner President/Director

/s/ROBERT A. NESS

Robert A. Ness Principal Accounting Officer