Form 10-Q/A
period 2001-12-31
SUMMIT SECURITIES INC /ID/
filed 2002-10-03
CIK 868016

FORM 10-Q/A
(AMENDMENT NO. 1)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________

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

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets
As of December 31, 2001 and September 30, 2001	1
Consolidated Statements of Operations
Three Months Ended December 31, 2001 and 2000	2
Consolidated Statements of Comprehensive Income
Three Months Ended December 31, 2001 and 2000	3
Consolidated Statement of Stockholders’ Equity
Three Months Ended December 31, 2001	4
Consolidated Statements of Cash Flows
Three Months Ended December 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6

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

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2001	2000

Cash flow from operating activities:
Net income (loss)	$483,814	$(516,229)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	2,771,307
Acquisition of trading securities	(1,789,429)	(129,683)
Earned discount on receivables and investments	(3,029,948)	(1,854,781)
Losses (gains) on investments, net	(419,701)	1,911,952
Gains on receivables, net	(169,919)	0
Gains on sales of real estate	(11,595)	(7,460)
Provision for losses	1,441,244	633,088
Depreciation and amortization	14,858	13,703
Deferred income tax provision (benefit)	(903,143)	456,841
Changes in assets and liabilities:
Deferred cost, net	372,761	(998,451)
Annuity reserves	4,474,717	3,866,236
Compound and accrued interest on debenture bonds and debt payable	218,794	(75,335)
Accrued interest on receivables and investments	(2,895,898)	(1,809,297)
Accounts payable and accrued expenses	(3,552,498)	400,298
Other, net	6,204,274	(1,607,231)

Net cash provided by operating activities	8,167,370	3,054,958

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	23,018,817	11,801,434
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	5,636,107	0
Proceeds from sales of real estate	1,164,328	297,090
Proceeds from maturities of available-for-sale investments	2,481,165	389,505
Proceeds from sales of available-for-sale investments	5,319,161	11,496,990
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(44,291,925)	(23,051,267)
Purchases of available-for-sale investments	(26,855,930)	(11,232,446)
Purchases of and costs associated with real estate held for sale and development	(173,777)	(113,582)

Net cash provided used in investing activities	$(33,702,054)	$(10,412,276)

Cash flow from financing activities:
Increase (decrease) in debt borrowings	$6,360,999	$(7,046,831)
Receipts from annuity products	11,435,377	19,007,581
Withdrawals of annuity products	(6,364,721)	(4,170,408)
Reinsurance of annuity products to reinsurers, net	(3,217,219)	(1,898,872)
Proceeds from issuance of investment certificates	6,153,875	21,420,829
Repayment of investment certificates	(3,053,943)	(9,024,953)
Issuance of preferred stock	362,662	711,247
Redemption and retirement of preferred stock	(138,870)	(256,360)
Cash dividends on preferred and common stock	(662,040)	(923,142)

Net cash provided by financing activities	10,876,120	17,819,091

Net change in cash and cash equivalents	(14,658,564)	10,461,773
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$23,327,781	$34,690,654

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	8,172,673	1,035,378
Receivables originated to facilitate the sale of real estate	840,000	0
Transfer of investments from held-to-maturity to available-for-sale	0	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	0

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

2. Segment Reporting

     The Company principally operates in four industry segments which encompasses: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties; and (4) broker/dealer activities.

     Information about the Company’s separate business segments and in total as of and for the three month period ended December 31, 2001 and 2000 is as follows:

	As of and for the three month period ended December 31, 2001

			Property
		Annuity	Development	Broker/
	Investing	Operations	Operations	Dealer	Total

Revenues	$1,787,989	$12,704,093	$438,316	$2,026,458	$16,956,856
Income (loss) from operations	(3,063,566)	3,582,645	22,695	81,597	623,371
Identifiable assets, net	72,340,118	372,797,056	566,996	1,555,534	447,259,704
Depreciation and amortization	44	8,616	3,488	2,710	14,858
Capital expenditures	—	101,856	1,212	—	103,068

	As of and for the three month period ended December 31, 2000

			Property
		Annuity	Development	Broker/
	Investing	Operations	Operations	Dealer	Total

Revenues	$(395,180)	$8,947,139	$278,580	$1,415,644	$10,246,183
Income (loss) from operations	(3,760,985)	2,533,067	(83,010)	166,259	(1,144,669)
Identifiable assets, net	87,926,981	290,707,367	148,647	1,174,512	379,957,507
Depreciation and amortization	53	6,353	4,587	2,710	13,703
Capital expenditures	—	—	—	—	—

3. Restatement of Segment Reporting

     In September 2002, the Company restated its Segment Reporting for the three month period ended December 31, 2001 and 2000 to be consistent with the Business Segment Reporting included in the financial statements and notes thereto in the Company’s fiscal 2001 Form 10-K.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 3rd day of October 2002 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC.

/s/ TOM TURNER Tom Turner President/Director

/s/ ROBERT A. NESS Robert A. Ness Principal Accounting Officer

CERTIFICATIONS

I, Tom Turner, President (Chief Executive Officer) of Summit Securities, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Summit Securities, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 3, 2002

/s/ TOM TURNER Tom Turner President (Chief Executive Officer)

I, Robert A. Ness, (Principal Financial Officer) of Summit Securities, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Summit Securities, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 3, 2002

/s/ ROBERT A. NESS Robert A. Ness (Principal Financial Officer)