Form 10-Q/A
period 2002-03-31
SUMMIT SECURITIES INC /ID/
filed 2002-10-03
CIK 868016

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

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$10,820,733	$37,986,345
Investments:
Affiliated companies	3,022,425	4,522,425
Trading securities, at fair value	0	22,226,923
Available-for-sale securities, at fair value	114,483,569	73,630,137
Accrued interest on investments	647,268	603,076

Total investments	118,153,262	100,982,561

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $5,045,418 and $4,125,102	252,734,753	216,156,590
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,952,413 and $2,626,303	13,050,029	6,964,260
Other receivable investments, net of discounts and origination fees and net of allowances of $971,022 and $1,021,017	53,446,976	43,296,220

Net real estate assets and other receivable investments	319,231,758	266,417,070

Other assets:
Deferred acquisition costs, net	14,621,785	15,153,250
Deferred income taxes	3,844,531	3,836,841
Other assets, net	2,161,384	12,212,244

Total other assets	20,627,700	31,202,335

Total assets	$468,833,453	$436,588,311

Liabilities:
Annuity reserves	$307,426,853	$291,001,734
Investment certificates	97,560,068	93,101,273
Debt payable	28,587,419	11,062,139
Accounts payable and accrued expenses	4,882,936	9,659,410
Current income taxes payable	—	76,393

Total liabilities	438,457,276	404,900,949

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized, 337,403 shares and 332,512 shares issued and outstanding (liquidation preference $33,740,346 and $33,251,240)	3,374,035	3,325,124
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	27,417,561	27,020,141
Accumulated other comprehensive loss	(1,136,670)	(1,121,734)
Retained earnings	621,251	2,363,831

Total stockholders’ equity	30,376,177	31,687,362

Total liabilities and stockholders’ equity	$468,833,453	$436,588,311

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

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Loss	Earnings	Total

Balance, October 1, 2001	$3,325,124	$100,000	$27,020,141	$(1,121,734)	$2,363,831	$31,687,362
Net income					1,224,986	1,224,986
Net unrealized losses on available-for sale securities, net of income tax benefit of $7,690				(14,936)		(14,936)
Cash dividends, preferred stock (variable rate)					(1,347,566)	(1,347,566)
Cash dividends, common stock ($162 per share)					(1,620,000)	(1,620,000)
Redemption and retirement of preferred stock (2,427 shares)	(24,267)		(218,403)			(242,670)
Sale of variable rate preferred stock, net (7,318 shares)	73,178		615,823			689,001

Balance, March 31, 2002	$3,374,035	$100,000	$27,417,561	$(1,136,670)	$621,251	$30,376,177

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$1,224,986	$(3,353,695)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	2,858,923
Acquisition of trading securities	(1,789,429)	(699,900)
Earned discount on receivables and investments	(6,464,365)	(3,492,164)
Losses on investments, net	1,752,374	6,525,289
Gains on sales of receivables, net	(177,730)	(54,960)
Gains on sales of real estate	(44,394)	(8,501)
Provision for losses on real estate and other assets	1,972,769	2,161,627
Depreciation and amortization	31,867	2,365,392
Deferred income tax benefit	(7,690)	(1,409,237)
Changes in assets and liabilities:
Deferred acquisition costs, net	531,465	(3,348,088)
Annuity reserves	8,874,985	7,889,583
Compound and accrued interest on investment certificates and debt payable	492,863	113,474
Accrued interest on receivables and investments	(6,752,924)	(3,481,915)
Accounts payable and accrued expenses	(1,655,653)	2,509,369
Other, net	1,706,860	(861,216)

Net cash provided by operating activities	7,425,023	7,713,981

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	49,766,783	28,133,906
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	14,736,782	0
Proceeds from sales of real estate	1,577,828	649,090
Proceeds from maturities of available-for-sale investments	3,878,448	1,189,312
Proceeds from sales of available-for-sale investments	28,410,135	14,835,585
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(106,735,848)	(49,578,427)
Purchases of available-for-sale investments	(52,489,743)	(18,544,304)
Purchases of and costs associated with real estate held for sale and development	(255,131)	(322,579)

Net cash used in investing activities	$(61,110,746)	$(23,637,417)

Cash flow from financing activities:
Increase (decrease) in debt borrowings	$17,520,049	$(7,142,865)
Receipts from annuity products	23,063,474	35,552,899
Withdrawals of annuity products	(11,984,548)	(9,230,997)
Reinsurance of annuity products to reinsurers, net	(3,528,792)	(4,034,519)
Proceeds from issuance of investment certificates	9,687,825	25,142,150
Repayment of investment certificates	(5,716,662)	(11,120,211)
Issuance of preferred stock	689,001	1,716,295
Redemption and retirement of preferred stock	(242,670)	(432,319)
Cash dividends on preferred and common stock	(2,967,566)	(1,839,300)

Net cash provided by financing activities	26,520,111	28,611,133

Net change in cash and cash equivalents	(27,165,612)	12,687,697
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$10,820,733	$36,916,578

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	8,529,246	1,362,334
Receivables originated to facilitate the sale of real estate	840,000	0
Transfer of investments from held-to-maturity to available-for-sale	0	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	0
Transfers between annuity products	825,848	6,622,360

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

2. Segment Reporting

     The Company principally operates in four industry segments which encompass: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties; and (4) broker/dealer activities. The Company allocates certain overhead and operating expenses amongst its segments.

     Information about the Company’s separate business segments and in total as of and for the three month and six month periods ended March 31, 2002 and 2001 is as follows:

	As of and for the six month period ended March 31, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$1,550,511	$25,581,431	$905,015	$3,682,365	$31,719,322
Income (loss) from operations	(6,681,280)	8,132,519	(25,735)	159,904	1,585,408
Identifiable assets, net	74,150,643	392,243,875	763,651	1,675,284	468,833,453
Depreciation and amortization	87	19,303	7,056	5,421	31,867
Capital expenditures	—	135,843	(22,875)	—	112,968

	As of and for the three month period ended March 31, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$(237,478)	$12,877,338	$466,699	$1,655,907	$14,762,466
Income (loss) from operations	(3,617,714)	4,549,874	(48,430)	78,307	962,037
Identifiable assets, net	74,150,643	392,243,875	763,651	1,675,284	468,833,453
Depreciation and amortization	43	10,687	3,568	2,711	17,009
Capital expenditures	—	33,987	(24,087)	—	9,900

	As of and for the six month period ended March 31, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$795,192	$13,839,060	$542,263	$3,357,200	$18,533,715
Income (loss) from operations	(6,406,616)	984,861	(74,717)	278,006	(5,218,466)
Identifiable assets, net	83,176,890	314,832,561	246,891	1,250,549	399,506,891
Depreciation and amortization	484,278	1,866,986	8,707	5,421	2,365,392
Capital expenditures	—	178	—	—	178

	As of and for the three month period ended March 31, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$1,190,372	$4,891,921	$263,683	$1,941,556	$8,287,532
Income (loss) from operations	(2,645,631)	(1,548,206)	8,293	111,747	(4,073,797)
Identifiable assets, net	83,176,890	314,832,561	246,891	1,250,549	399,506,891
Depreciation and amortization	242,382	928,493	4,120	2,711	1,177,706
Capital expenditures	—	178	—	—	178

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

4. Restatement of Financial Statements and Segment Reporting

In September 2002, the Company determined that its February 2002 dividend payment to its parent company, National Summit, was inappropriately classified as an advance instead of a dividend. Accordingly, the March 31, 2002 financial statements have been restated to include the following adjustments:

	As previously
March 31, 2002	reported	Adjustment	As restated

Balance Sheet:
Other assets, net	$2,519,025	$(357,641)	$2,161,384
Total other assets	20,985,341	(357,641)	20,627,700
Total assets	469,191,094	(357,641)	468,833,453
Accounts payable and accrued expenses	3,620,577	1,262,359	4,882,936
Total liabilities	437,194,917	1,262,359	438,457,276
Retained earnings	2,241,251	(1,620,000)	621,251
Total stockholders’ equity	31,996,177	(1,620,000)	30,376,177
Total liabilities and stockholders’ equity	469,191,094	(357,641)	468,833,453
Statements of Changes in Stockholders’ Equity:
Cash dividends, common	—	(1,620,000)	(1,620,000)
Retained earnings at March 31, 2002	2,241,251	(1,620,000)	621,251
Total stockholders’ equity at March 31, 2002	31,996,177	(1,620,000)	30,376,177
Statements of Cash Flow:
Accounts payable and accrued expenses	(2,918,012)	1,262,359	(1,655,653)
Other, net	1,349,219	357,641	1,706,860
Cash dividends on preferred and common stock	(1,347,566)	(1,620,000)	(2,967,566)

     In September 2002, the Company restated its Segment Reporting for the three month and six month periods ended March 31, 2002 and 2001 to be consistent with the Business Segment Reporting included in the financial statements and notes thereto in the Company’s fiscal 2001 Form 10-K.

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

     During the six month period ended March 31, 2002, $156.7 million in funds provided by the Company’s various liquidity sources were used to (1) invest $159.5 million primarily in receivables and investments and (2) fund $24.4 million in debt maturities, annuity product surrenders, and the payment of dividends.

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

The increase in income before taxes of $6.8 million was primarily due to:

•	an increase in net interest spread of $4.6 million,

•	a decrease in investment losses of $4.8 million,

•	an increase in fees, commissions and other income of $1.1 million and

•	a decrease in provision for losses of $0.2 million.

These changes were partially offset by:

•	an increase in non-interest expense of $4.0 million.

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

The increase in income before taxes of $5.0 million was primarily due to:

•	an increase in net interest spread of $2.9 million,

•	a decrease in investment losses of $2.4 million,

•	an increase in fees, commissions and other income of $0.4 million and

•	a decrease in provision for losses of $1.0 million.

These changes were partially offset by:

•	an increase in non-interest expense of $1.6 million.

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