Form 10-Q/A
period 2002-06-30
SUMMIT SECURITIES INC /ID/
filed 2002-10-03
CIK 868016

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

     Common: 10,000 shares at July 31, 2002.

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
Assets:
Cash and cash equivalents	$40,745,569	$37,986,345
Investments:
Affiliated companies	3,022,425	4,522,425
Trading securities, at fair value	—	22,226,923
Available-for-sale securities, at fair value	136,663,497	73,630,137
Held to maturity securities, at amortized cost	5,946,842	—
Accrued interest on investments	869,166	603,076

Total investments	146,501,930	100,982,561

Real estate contracts and mortgage notes receivable, net of discounts and origination fees and net of allowances of $5,556,307 and $4,125,102	264,180,776	216,156,590
Real estate held for sale and development at the lower of cost or market, net of allowances of $3,128,460 and $2,626,303	25,229,052	6,964,260
Other receivable investments, net of discounts and origination fees and net of allowances of $355,181 and $1,021,017	53,399,435	43,296,220

Net real estate assets and other receivable investments	342,809,263	266,417,070

Other assets:
Deferred acquisition costs, net	17,308,843	15,153,250
Deferred income taxes	3,021,058	3,836,841
Other assets, net	2,135,092	12,212,244

Total other assets	22,464,993	31,202,335

Total assets	$552,521,755	$436,588,311

Liabilities:
Annuity reserves	$360,635,170	$291,001,734
Investment certificates	104,659,153	93,101,273
Debt payable	20,381,630	11,062,139
Accounts payable and accrued expenses	33,541,637	9,659,410
Income taxes payable	431,306	76,393

Total liabilities	519,648,896	404,900,949

Stockholders’ equity:
Preferred stock, Series S, R and T, $10 par value, 10,000,000 shares authorized, 83,480 shares and 76,154 shares issued and outstanding (liquidation preference $8,348,017 and $7,615,480)	834,802	761,548
Preferred stock, Series S-3, $2.5 par value, 10,000,000 shares authorized, 1,004,561 shares and 1,025,430 shares issued and outstanding (liquidation preference $25,114,025 and $25,635,760)	2,511,402	2,563,576
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	27,173,225	27,020,141
Accumulated other comprehensive income (loss)	461,840	(1,121,734)
Retained earnings	1,791,590	2,363,831

Total stockholders’ equity	32,872,859	31,687,362

Total liabilities and stockholders’ equity	$552,521,755	$436,588,311

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Interest on receivables	$8,500,331	$6,682,692	$24,130,279	$18,209,659
Earned discount on receivables and investments	4,587,282	1,590,121	11,051,647	5,082,285
Other investment income	2,215,961	2,382,926	6,490,072	7,461,396
Net gains (losses) on investments	(554,379)	1,096,331	(2,306,753)	(5,428,958)
Net gains on sales of receivables	79,868	8,144	257,598	63,104
Real estate sales	255,000	959,435	1,831,892	1,608,525
Fees, commissions, service and other income	2,690,886	2,121,169	8,039,536	6,378,522

Total revenues	17,774,949	14,840,818	49,494,271	33,374,533

Expenses:
Annuity benefits	4,763,259	4,302,670	13,724,186	12,296,652
Interest	2,831,945	2,486,265	7,889,809	6,808,887
Cost of real estate sold	255,037	957,904	1,787,535	1,598,493
Provision for losses on real estate	690,929	926,076	2,663,698	3,087,703
Provision for (recovery of) losses on other assets	(615,741)	10,221	(615,841)	10,221
Salaries and employee benefits	1,446,511	832,477	4,012,147	2,475,965
Commissions to agents	7,320,727	2,872,157	14,056,512	8,703,804
Other operating and underwriting expenses	681,620	782,017	3,427,807	2,283,297
Decrease (increase) in deferred acquisition costs, net of amortization	(2,451,399)	48,385	(1,889,151)	(294,669)

Total expenses	14,922,888	13,218,172	45,056,702	36,970,353

Income (loss) before income taxes	2,852,061	1,622,646	4,437,569	(3,595,820)
Income tax (provision) benefit	(995,579)	(267,081)	(1,356,001)	1,597,690

Net income (loss)	1,856,482	1,355,565	3,081,568	(1,998,130)
Preferred stock dividends	(686,243)	(637,024)	(2,033,809)	(1,876,324)

Income (loss) applicable to common stockholders	$1,170,239	$718,541	$1,047,759	$(3,874,454)

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$1,856,482	$1,355,565	$3,081,568	$(1,998,130)

Other comprehensive income (loss), net of income tax:
Cumulative effect of accounting change, net of tax	—	—	—	40,497
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period *	3,461,272	(2,067,844)	1,723,904	460,835
Less: reclassification adjustment for (gains) losses included in net income **	(1,862,762)	1,576,896	(140,330)	3,293,101

Unrealized gains (losses) on investments	1,598,510	(490,948)	1,583,574	3,753,936

Net other comprehensive income (loss)	1,598,510	(490,948)	1,583,574	3,794,433

Comprehensive income	$3,454,992	$864,617	$4,665,142	$1,796,303

*	Net of related tax of $1,783,079 and $(785,551) for the three months ended June 30, 2002 and 2001, respectively, and $888,074 and $258,262 for the nine months ended June 30, 2002 and 2001, respectively.

**	Net of related tax of $(959,606) and $812,341 for the three months ended June 30, 2002 and 2001, respectively, and $(72,291) and $1,696,446 for the nine months ended June 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income (Loss)	Earnings	Total

Balance, October 1, 2001	$3,325,124	$100,000	$27,020,141	$(1,121,734)	$2,363,831	$31,687,362
Net income					3,081,568	3,081,568
Net unrealized gains on available-for sale securities, net of income tax provision of $815,783				1,583,574		1,583,574
Cash dividends, preferred stock (variable rate)					(2,033,809)	(2,033,809)
Cash dividends, common stock ($162 per share)					(1,620,000)	(1,620,000)
Redemption and retirement of preferred stock (5,210 shares)	(52,098)		(462,739)			(514,837)
Sale of variable rate preferred stock, net (7,318 shares)	73,178		615,823			689,001

Balance, June 30, 2002	$3,346,204	$100,000	$27,173,225	$461,840	$1,791,590	$32,872,859

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$3,081,568	$(1,998,130)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Proceeds from sales of trading securities	7,729,039	16,917,966
Purchase of trading securities	(1,789,429)	(14,920,247)
Earned discount on receivables and investments	(11,051,647)	(5,082,285)
Losses on investments, net	2,306,753	5,428,958
Gains on sales of receivables, net	(257,598)	(63,104)
Gains on sales of real estate	(44,357)	(10,032)
Provision for losses on real estate and other assets	2,047,857	3,097,924
Depreciation and amortization	50,638	39,357
Deferred income tax provision (benefit)	815,783	(572,911)
Changes in assets and liabilities:
Deferred acquisition costs, net	(2,155,593)	(1,390,700)
Annuity reserves	13,581,748	12,155,893
Compound and accrued interest on certificates and debt payable	975,558	(158,402)
Accrued interest on receivables and investments	(9,678,318)	(6,449,484)
Accounts payable and accrued expenses	16,860,860	1,710,075
Other, net	2,326,971	(1,617,627)

Net cash provided by operating activities	24,799,833	7,087,251

Cash flow from investing activities:
Principal payments received on real estate contracts and mortgage notes receivable and other receivable investments	63,326,486	39,026,624
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	15,229,211	2,991,129
Proceeds from sales of real estate	1,832,828	1,608,525
Proceeds from maturities of available-for-sale investments	4,594,405	1,585,013
Proceeds from sales of available-for-sale investments	37,463,696	23,197,467
Acquisition of real estate contracts and mortgage notes receivable and other receivable investments	(137,164,127)	(80,578,877)
Purchases of available-for-sale investments	(73,195,032)	(27,111,984)
Purchases of held to maturity investments	(5,963,245)	—
Purchases of and costs associated with real estate held for sale and development	(638,687)	(506,095)

Net cash used in investing activities	(94,514,465)	(39,788,198)

Cash flow from financing activities:
Increase (decrease) in debt payable	9,312,061	(7,142,015)
Receipts from annuity products	47,677,773	50,494,577
Withdrawals of annuity products	(18,310,974)	(13,591,225)
Reinsurance of annuity products to reinsurers, net	26,684,889	(6,034,094)
Proceeds from issuance of investment certificates	19,810,103	41,078,270
Repayment of investment certificates	(9,220,351)	(15,174,884)
Issuance of preferred stock	689,001	3,177,760
Redemption and retirement of preferred stock	(514,837)	(432,319)
Cash dividends on preferred and common stock	(3,653,809)	(2,926,324)

Net cash provided by financing activities	72,473,856	49,449,746

Net change in cash and cash equivalents	2,759,224	16,748,799
Cash and cash equivalents:
Beginning of year	37,986,345	24,228,881

End of year	$40,745,569	$40,977,680

Non cash investing and financing activities of Company:
Real estate acquired through foreclosure	20,755,797	5,164,462
Receivables originated to facilitate the sale of real estate	840,000	—
Transfer of investments from held-to-maturity to available-for-sale	—	4,616,744
Transfer of investments from trading to available-for-sale	16,599,912	—
Transfers between annuity products	4,633,241	7,603,114
Timing difference on settlements of securities sales	1,008,750	—
Timing difference on settlements of securities purchases	10,142,188	—

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

     Information about the Company’s separate business segments and in total as of and for the three month and nine month periods ended June 30, 2002 and 2001 is as follows:

	As of and for the nine month period ended June 30, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$2,745,359	$39,960,904	$1,420,716	$5,367,292	$49,494,271
Income (loss) from operations	(9,393,509)	14,015,295	(320,971)	136,754	4,437,569
Identifiable assets, net	77,683,063	472,567,356	675,815	1,595,521	552,521,755
Depreciation and amortization	364	30,676	11,467	8,131	50,638
Capital expenditures	34,205	164,048	13,587	—	211,840

	As of and for the three month period ended June 30, 2002

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$1,194,848	$14,379,473	$515,701	$1,684,927	$17,774,949
Income (loss) from operations	(2,711,393)	5,882,776	(296,172)	(23,150)	2,852,061
Identifiable assets, net	77,683,063	472,567,356	675,815	1,595,521	552,521,755
Depreciation and amortization	277	11,373	4,411	2,710	18,771
Capital expenditures	34,205	28,205	36,462	—	98,872

	As of and for the nine month period ended June 30, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$3,552,947	$23,899,489	$816,338	$5,105,759	$33,374,533
Income (loss) from operations	(8,148,634)	4,210,622	(97,966)	440,158	(3,595,820)
Identifiable assets, net	83,048,599	337,533,173	457,796	1,641,594	422,681,162
Depreciation and amortization	140	19,060	12,026	8,131	39,357
Capital expenditures	—	—	—	—	—

	As of and for the three month period ended June 30, 2001

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

Revenues	$2,757,755	$10,060,429	$274,075	$1,748,559	$14,840,818
Income (loss) from operations	(1,742,018)	3,225,761	(23,249)	162,152	1,622,646
Identifiable assets, net	83,048,599	337,533,173	457,796	1,641,594	422,681,162
Depreciation and amortization	43	6,353	3,319	2,710	12,425
Capital expenditures	—	—	—	—	—

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

4.     Restatement of Financial Statements and Segment Reporting

     In September 2002, the Company determined that its February 2002 dividend payment to its parent company, National Summit, was inappropriately classified as an advance instead of a dividend. Accordingly, the June 30, 2002 financial statements have been restated to include the following adjustments:

	As previously
June 30, 2002	reported	Adjustment	As restated

Balance Sheet:
Accounts payable and accrued expenses	$31,921,637	$1,620,000	$33,541,637
Total liabilities	518,028,896	1,620,000	519,648,896
Retained earnings	3,411,590	(1,620,000)	1,791,590
Total stockholders’ equity	34,492,859	(1,620,000)	32,872,859
Statements of Changes in Stockholders’ Equity:
Cash dividends, common	—	(1,620,000)	(1,620,000)
Retained earnings at June 30, 2002	3,411,590	(1,620,000)	1,791,590
Total stockholders’ equity at June 30, 2002	34,492,859	(1,620,000)	32,872,859
Statements of Cash Flow:
Accounts payable and accrued expenses	15,240,860	1,620,000	16,860,860
Cash dividends on preferred and common stock	(2,033,809)	(1,620,000)	(3,653,809)

     In September 2002, the Company restated its Segment Reporting for the three month and nine month periods ended June 30, 2002 and 2001 to be consistent with the Business Segment Reporting included in the financial statements and notes thereto in the Company’s fiscal 2001 Form 10-K.

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

     During the nine month period ended June 30, 2002, $251.4 million in funds provided by the Company’s various liquidity sources were used to (1) invest $217.0 million primarily in receivables and investments and (2) fund $31.7 million in debt maturities, annuity product surrenders, and the payment of dividends.

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

     During the nine month period ended June 30, 2001, the Company reported a $5.4 million loss on investments. The losses were primarily the result of other than temporary declines in value due to the downgrading of certain securities and the deterioration of expected future cash flows of certain residual certificates. Additionally, the Company realized a loss on the sale of a certain investment. Of the $5.0 million loss reported as a result of sales and other than temporary impairments in the fixed income securities portifolio, $4.3 million had previously been reported as a temporary decline in accumulated other comprehensive loss in stockholders’ equity.

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

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the nine month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$7,772,422	$6,755,244
Provisions for losses on real estate assets	2,663,698	3,087,703
Provisions for (recovery of) losses on other assets	(615,841)	10,221
Charge-offs, net	(780,331)	909,564

Ending balance	$9,039,948	$10,762,732

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

     The following table summarizes changes in the Company’s allowance for losses on real estate and other assets for the three month periods ended June 30, 2002 and 2001:

	June 30,

	2002	2001

Beginning balance	$8,968,853	$8,366,345
Provisions for losses on real estate assets	690,929	926,076
Provisions for (recovery of) losses on other assets	(615,841)	10,221
Charge-offs, net	(3,993)	1,460,090

Ending balance	$9,039,948	$10,762,732

     Non-interest expense consists of all non-interest expenses except the cost of real estate sold and provision for losses. Non-interest expense was approximately $7.0 million for the three month period ended June 30, 2002 compared to $4.5 million for the similar period ended June 30, 2001. The $2.5 million increase in non-interest expenses during the current period was primarily the result of a $1.8 million increase in administrative charges from Metropolitan in accordance with an established cost sharing agreement, and a $0.3 million increase in loan service fees due to an increase in real estate contracts and mortgage notes receivable.

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