Form 10-K
period 2002-09-30
SUMMIT SECURITIES INC /ID/
filed 2002-12-31
CIK 868016

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-16177

SUMMIT SECURITIES, INC.

(Exact name of registrant as specified in its charter)

Idaho (State of incorporation) 601 West First Avenue Spokane, WA (Address of Principal executive offices)	82-0438135 (I.R.S. Employer Identification No.) 99201-5015 (Zip Code)

Registrant’s telephone number, including area code: (509) 838-3111

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class	on which registered

9.50% Notes due 2005 Variable Rate Cumulative Preferred Stock, Series S-3	Pacific Exchange American Stock Exchange, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

Variable Rate Cumulative Preferred Stock, Series S-1

Variable Rate Cumulative Preferred Stock, Series S-2
Variable Rate Cumulative Preferred Stock, Series S-RP

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     Neither the voting nor non-voting common stock of the registrant is traded on any exchange, therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes ☐         No ☑

     The number of shares outstanding of the Registrant’s common stock, as of December 15, 2002, was 10,000.

Documents incorporated by reference: None

PART I

Item 1. Business

ORGANIZATIONAL CHARTS

(as of September 30, 2002)

      The chart below lists Summit Securities, Inc.’s (“Summit”) principal operating subsidiaries and their ownership. Summit, together with its principal subsidiaries, is referred to in this report as the “Consolidated Group.”

      National Summit Corp.: Parent company, inactive except as owner of Summit. C. Paul Sandifur, Jr., President of Metropolitan Mortgage & Securities Co, Inc. (“Metropolitan”) is the controlling shareholder of National Summit Corp.

      Summit Securities, Inc.: Invests in Receivables (as defined herein) principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Metropolitan Investment Securities, Inc. (“MIS”): Broker/ dealer in the business of marketing securities offered by Summit, Metropolitan and Western United Holding Company, a subsidiary of Metropolitan, mutual funds, and general securities.

      Summit Property Development, Inc.: Provides real estate development services to others, principally to Metropolitan and its subsidiaries.

      Summit Group Holding Company: Inactive except as owner of Old Standard Life Insurance Company.

      Old Standard Life Insurance Company (“Old Standard”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old Standard is licensed to sell insurance products in eight states, but its sales are primarily concentrated in the states of Idaho and Oregon.

      Old West Annuity & Life Insurance Company (“Old West”): Invests in Receivables and other investments principally funded by proceeds from Receivable investments and from annuity sales. Old West is licensed to sell insurance products in seven states, but its sales are primarily concentrated in the states of Arizona, California, Idaho, Utah and Texas.

      The chart below lists Metropolitan’s principal operating subsidiaries and their ownership. Metropolitan is one of the Consolidated Group’s affiliates.

      Metropolitan Mortgage & Securities Co., Inc.: Parent organization, invests in Receivables (as defined herein) and other investments, including real estate development, which are principally funded by proceeds from Receivable investments, other investments and securities offerings.

      Consumers Group Holding Co., Inc.: A holding company, its sole business activity currently being that of a shareholder of Consumers Insurance Company.

      Consumers Insurance Company: Inactive property and casualty insurer.

      Western United Holding Company (“Western Holding”): A holding company, its sole business activity currently being that of a shareholder of Western United Life Assurance Company.

      Western United Life Assurance Company (“Western Life”): Metropolitan’s largest active subsidiary and the largest active company within the Metropolitan Consolidated Group, is engaged primarily in the sale of annuity contracts and investing in Receivables and other investments. Western Life is licensed to sell insurance in 16 states, but its sales are primarily concentrated in the western half of the United States.

      Metwest Mortgage Services, Inc. (“Metwest”): Primarily performs collection and servicing functions for the Consolidated Group and others. It is a Federal Housing Administration and U.S. Department of Housing and Urban Development licensed servicer and lender and is licensed as a Federal National Mortgage Association seller/servicer.

BUSINESS OVERVIEW

General

      Through growth and acquisitions the Consolidated Group has developed into a diversified institution with assets exceeding $600 million. The Consolidated Group consists of Summit and several subsidiaries, including two insurance companies, Old Standard and Old West, a securities broker/ dealer, MIS, and a property development services company, Summit Property Development, Inc. The Consolidated Group employed a total of 113 employees at September 30, 2002.

      The Consolidated Group’s principal business activity is investing in (1) cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”) and (2) securities, which consist primarily of U.S. Treasury and government agency obligations and investment grade bonds (“Securities Investments”).

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets as of September 30, 2002:

DISTRIBUTION OF ASSETS AS A PERCENTAGE OF TOTAL ASSETS

      Currently, the Consolidated Group is focusing its real estate Receivable investing activities on loans collateralized by commercial real estate (“Commercial Loans”). Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan, which has as its principal subsidiaries Metwest and Western Life. These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group.

      The Consolidated Group is affiliated with Metropolitan and its subsidiaries through the common control by C. Paul Sandifur, Jr. The Consolidated group both provides services to and receives services from the Metropolitan group of companies, and engages in business transactions with those companies. As a result of these relationships, conflicts of interests may arise between the Consolidated Group and the Metropolitan group, including conflicts relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, Metropolitan considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other diversification and asset/ liability management issues. Although Metropolitan attempts to maximize the profitability of each company, the actual allocation of investments may at times be subject to Metropolitan’s discretion and the actual allocation may not prove to be in the best interests of the Consolidated Group.

      In addition to the Consolidated Group’s Receivable investments, Old Standard, Old West and to a lesser extent Summit, invest funds in securities which predominantly consist of corporate bonds, U.S. Treasury and government agency obligations, mortgage-backed securities and other securities.

      The Consolidated Group has developed several funding sources. The primary sources include the issuance of annuity products, the issuance of debt and equity securities and collateralized line of credit.

      Old Standard and Old West have each been assigned an A.M. Best Co. (“Best”) rating of “B-” (Fair), which is the 8th highest rating. Best publishes both a financial strength rating and a financial performance rating on more than 6,000 health, property and casualty insurance companies. Best’s financial strength ratings range from A++ (Superior) to F (In Liquidation) and include 15 separate ratings (not including the S rating for “Suspended”). Best bases its rating on a number of complex financial ratios, the length of time a company has been in business, the nature and quality of investments in its portfolio, depth and experience of management and various other factors. Best’s ratings are supplied primarily for the benefit of the policyholders and insurance agents.

      A.M. Best defines both the ratings of B and B- as “fair”. B (Fair) and B-(Fair) are assigned to companies that have, on balance, fair balance sheet strength, operating performance and market profile when compared to the standards established by the A.M. Best Company. In A.M. Best’s opinion, these companies have an ability to meet their current obligations to policyholders, but their financial strength is vulnerable to adverse changes in underwriting and economic conditions.

      On November 14, 2002, A.M. Best informed Old Standard and Old West of its decision to assign a 2002 rating of B- (Fair) with a stable outlook, revised from the 2001 rating of B (Fair). According to A.M. Best, the rating action reflected Old Standard and Old West’s significant investment in mortgages, mortgage backed bonds and real estate relative to capital and surplus, increased mortgage delinquency in the first half of 2002 and the associated potential adverse impact on liquidity. A.M. Best also considered the increased debt levels and operating performance of the parent organization. Partially offsetting these items were Old Standard and Old West’s historic profitability, growth in its core annuity business and strong financial support from its parent organization, Summit.

      As of September 30, 2002, the Consolidated Group had a total of 113 full-time employees. None of the employees are covered by a collective bargaining agreement, and management believes that relations with the employees are good. In addition to its own employees, the Consolidated Group also uses the services of some of the employees of Metropolitan and reimburses Metropolitan for the costs of those services under an inter-company cost sharing agreement.

Factors Affecting Future Operating Results

      The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for companies which make forward-looking statements providing prospective information. The “safe harbor” under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

      Summit wishes to take advantage of the “safe harbor” provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below and elsewhere herein that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “continue,” “seeks,” “plans,” variations of those terms or the negative of those terms, or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

      Summit’s future results may be affected by certain risks and uncertainties including the following:

      Summit may be unable to meet its financial obligations as they become due.

      Summit generates cash flow primarily from earnings and payments received on Receivables, other investments and the sale of debt and equity securities. Cash flows from the existing assets and sales of debt and equity securities has been adequate during the past five years to satisfy the obligation for payment of maturing investment certificates and to pay preferred stock dividends. If Summit is unable to successfully sell additional investment certificates and preferred stock, it may not be able to meet its obligations when due.

      If insurance subsidiary earnings are not available for dividends and fees, Summit may not be able to meet its obligations when due.

      At September 30, 2002, approximately 88% of the Consolidated Group’s assets were held by its insurance subsidiaries, Old Standard and Old West. Regulations in the States of Idaho and Arizona define the ability of Old Standard and Old West, respectively, to pay dividends. These regulations restrict the payments of cash dividends to the insurance company’s portion of available surplus funds derived from any realized net profits as computed in accordance with statutory accounting principles. Furthermore, the payment of extraordinary dividends, as statutorily defined, is subject to prior notice to, and a review and approval by, the Idaho and Arizona State Insurance Commissioners. Old Standard’s amount of surplus funds available for dividends at September 30, 2002 was approximately $1.4 million. At September 30, 2002, Old West is restricted from paying dividends due to lack of surplus funds. These restrictions could have an adverse effect on Summit’s ability to meet its obligations when due.

      Insufficient Risk-Based Capital of Summit’s subsidiary insurance companies may adversely affect the Consolidated Group’s operations.

      The states of Idaho and Arizona’s Risk-Based Capital Model law requires an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. If our insurance company subsidiaries are unable to maintain adequate capital, they may be prevented from making further investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the last annual review at its statutory reporting period ended December 31, 2001, the Consolidated Group’s insurance subsidiaries’ capital and surplus levels exceeded the calculated specified requirements. To the extent that Summit does not maintain adequate levels of liquidity permitting it to make additional capital investments in the Consolidated Group’s insurance subsidiaries, the Consolidated Group’s insurance subsidiaries’ ability to maintain specified amounts of capital could be adversely affected.

      The current focus of the Consolidated Group’s resources being allocated to originating Commercial Loans could lead to losses.

      The Consolidated Group focuses its loan originations on Commercial Loans. Commercial Loans accounted for approximately $134 million, or 89%, and $84.1 million, or 86%, of the real estate Receivables purchased or originated by the Consolidated Group in the fiscal years ended September 30, 2002 and 2001, respectively. The Consolidated Group expects the percentage of its Receivables that are Commercial Loans to increase in the near future, but cannot predict whether it will have the ability or the desire to originate Commercial Loans in the future, whether such loans will achieve desirable yields or whether it will be able to accurately predict Commercial Loan default rates. This potential decrease in the diversification of the Group’s Receivables could lead to losses if the Consolidated Group’s Commercial Loan business in not profitable.

      If existing underwriting standards insufficiently evaluate the risk of losses on Receivables, it could lead to higher than anticipated losses.

      Many of the Receivables purchased by the Consolidated Group were originated by sellers and other non-institutional lenders. Therefore, the underwriting standards used to originate these loans may have been less strict than the standards typically used by conventional institutional lenders. Metropolitan uses a variety of procedures to evaluate Receivables depending on the type of investment. While Metropolitan tries to minimize the risk of default and the risk of losses if there is a default, Metropolitan’s underwriting procedures may not be effective. If the underwriting standards incorrectly assess the risk of an investment, actual losses could be higher than anticipated.

      Real estate used as collateral on Receivables may be inadequate to recover all amounts owed in the event of default, which could lead to losses for the Consolidated Group.

      Most of the Receivables purchased or originated by the Consolidated Group are collateralized by real estate to provide security if a borrower defaults on the borrower’s mortgage. Several factors influence whether the value of the real estate will be sufficient to cover the value of the Receivables, including changes in economic conditions, property values, zoning, land use, environmental laws and other legal restrictions, including changes in and restrictions on the timing and methods of foreclosure. If the market value of the real estate used as collateral is insufficient to cover any deficiency owed on a Receivable, the Consolidated Group’s business could be harmed.

      Falling interest rates could negatively affect the profitability of the Consolidated Group

      In the next 12 months, the Consolidated Group’s gap analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a falling interest rate environment, the net interest income of the Consolidated Group will tend to decrease which could have a negative impact on the profitability of the Consolidated Group.

      Foreclosure on mortgages could delay or reduce payments on Receivables, adversely affecting the liquidity and profitability of the Consolidated Group.

      Foreclosure and other similar proceedings used to enforce payment of mortgage loans are generally subject to principles of equity, which are designed to relieve the indebted party from the legal effect of such party’s default. Statutes may limit the right of the Consolidated Group to obtain a deficiency judgment against the defaulting party after a foreclosure or sale. The application of any such principal may lead to a loss or delay in the payment on loans held by the Consolidated Group.

      If Metropolitan Investment Securities, Inc. is unable to continue selling our preferred stock and investment certificates, our business would be harmed.

      The Consolidated Group relies entirely on the efforts of Metropolitan Investment Securities, Inc., a broker-dealer subsidiary of the Consolidated Group, to sell the Consolidated Group’s preferred stock and investment certificates. The Consolidated Group does not maintain any other relationships for the sale of its preferred stock and investment certificates other than the relationships it has through MIS. If MIS is unable to sell, or is prevented from selling, the Consolidated Group’s preferred stock and investment certificates, the Consolidated Group may not be able to find a suitable replacement broker-dealer to sell its investment securities. If the Consolidated Group is unable to continue selling its preferred stock and investment certificates, its business would be harmed.

      Higher than anticipated annuity termination rates may decrease earnings.

      Higher than anticipated termination rate of annuity contracts would tend to decrease the earnings of Old Standard and Old West because the insurance subsidiaries would have to immediately expense the unamortized deferred policy acquisition costs on those surrendered policies instead of continuing to amortize those costs over time. The rate at which annuity contracts terminate is affected by several factors, including changes in interest rates, competition and changes in tax and other regulations.

      Real estate held for development may not be able to be sold profitably.

      The Consolidated Group is engaged in the development of various real estate properties, including substantially undeveloped properties. It is possible that one or more of these properties will not be able to be sold at a price exceeding the carrying value of the property. Factors such as local and national trends in commercial property values as well as local, state and national economic and regulatory trends may impact the potential sales price for these properties.

      The Consolidated Group may be negatively impacted by some of its equity investments.

      The Consolidated Group invests in venture capital, joint ventures and other related equity investments. The market price and valuations of these investments may fluctuate due to market conditions and other conditions over which the Consolidated Group has no control. If these equity investments decline in value, the earnings of the Consolidated Group could be negatively affected. Additionally, these investments may not have an active trading market and, as a result, the Consolidated Group may not be able to easily sell these investments and, if sold, they may not be sold at favorable prices.

      The Consolidated Group purchases some Receivables that are not secured by tangible assets, which could lead to losses if borrowers default on those Receivables.

      The Consolidated Group purchases some Receivables that are not secured by tangible assets, such as annuities, lottery prizes, structured settlements or other investments. In these cases, the Consolidated Group does not have a security interest in a specific asset. It relies instead on a promise to pay from an insurance company, a state government or other entity. If the payor does not keep its promise to pay and defaults, the Consolidated Group will not have the benefit of a lien on any specific asset on which to foreclose to collect the Receivable, which could lead to losses.

      Environmental conditions and regulation of property acquired by the Consolidated Group may lead to losses.

      The Consolidated Group acquires properties in the course of its business, some of which may contain hazardous waste or other toxic materials. Various federal, state and local environmental laws, ordinances and regulations hold the owner, operator or the previous owner of the property liable for the costs of removal or remediation of hazardous or toxic substances on, under, in or near the effected property. Historically, the Consolidated Group has tried to avoid acquiring properties or Receivables collateralized by properties of the types of properties likely to be contaminated. As a result of its current business, the Consolidated Group could sustain significant losses due to environmental liability.

      In addition, the government can place a lien on environmentally contaminated property to guarantee that the clean up costs for that property are paid. In many states, these liens have priority over the existing mortgage on the property. The Consolidated Group may be subject to these liens directly, or indirectly, if it owns real property subject to these liens, or a loan held by the Consolidated Group is securing the property, or it has a role in the day-to-day management of the facility or property. Environmental assessments to determine whether certain properties are contaminated are performed by the Consolidated Group when deemed necessary. Even where they are performed, they may not insulate the Consolidated Group from liability for an environmental condition. The failure of the Consolidated Group to obtain environmental assessments could increase the chance that it will acquire or make a loan on a property containing hazardous materials. If the Consolidated Group is held liable for environmental clean-up costs, its business could be harmed.

      The Consolidated Group may be adversely affected by competition and conflicts of interests with its affiliates.

      Several companies are affiliated with the Consolidated Group through common control by C. Paul Sandifur, Jr. Various officers and directors of the Consolidated Group are also employees of these affiliated companies. In addition, the Consolidated Group provides services to affiliated companies, buys and sells Receivables to and from affiliated companies and makes loans to or borrows money from affiliated companies. These factors may lead to conflicts of interest such as how Receivables are distributed among or between separate companies, how fees for services are established and charged, how intercompany sales and purchases of Receivables are priced and the terms of any intercompany loans. Old Standard and Old West may compete with the affiliated companies for the sale of annuities. Also, the Consolidated Group may compete with Metropolitan for the sale of securities. If these conflicts are not resolved favorably to the Consolidated Group, the performance of the Consolidated Group could be adversely affected.

RECEIVABLE INVESTMENTS

Real Estate Receivables

Commercial Loan Originations

      The Consolidated Group originates Commercial Loans secured by various types of commercial properties including income producing properties, fully developed lots and land held primarily for residential development. These Commercial Loans are generally small to mid-sized loans that are originated for less than $15 million and generally have short-term balloon payments (approximately two years to five years). The Consolidated Group typically lends at 50-75% loan-to-value ratios, and may require multiple pieces of collateral and personal guarantees to secure a particular loan.

      The Consolidated Group obtains leads for loans through independent mortgage brokers. While these independent mortgage brokers may be involved with the negotiation of terms on behalf of the borrower, all applications, commitments and documentation are drafted by the Consolidated Group’s counsel and executed directly with the borrower and guarantor.

      Commercial loans originated by the Consolidated Group are evaluated, underwritten and closed by Old Standard in accordance with the Consolidated Group’s predefined standards. The Commercial Loans are underwritten by applying criteria that generally include the following:

•	evaluating the borrower’s and guarantor’s financial statements/ information and credit;

•	obtaining a current, satisfactory appraisal of the collateral;

•	making a physical inspection of the property;

•	obtaining title insurance;

•	reviewing other factors that affect collateral valuation such as environmental reports, structural inspections, zoning and entitlement status; and

•	an analysis of demographic factors.

      The sum of the underwriting evaluation and the borrower’s alternative financing options affect the interest rate and loan-to-value ratio that the Consolidated Group will require. In a circumstance where the borrower has limited financing options due primarily to time constraints, the Consolidated Group has the opportunity to charge higher rates at lower loan-to-values than the risk might otherwise require. The Consolidated Group’s ability to be more responsive than the competition to time-sensitive opportunities has been key to its ability to capitalize on these circumstances that provides higher returns for lower risk on some loans.

      During fiscal years 2002 and 2001, Commercial Loans accounted for approximately 89% and 86%, respectively, of new real estate Receivable acquisitions. The focus on Commercial Loans was in part due to management’s perception that this market may be inadequately served by current lenders, who management believes are not flexible in their underwriting and pricing policies and who are not able to quickly underwrite and close such loans, particularly in the temporary, bridge and development Commercial Loan markets. The Consolidated Group also underwrites and originates Commercial Loans that are held by affiliated companies.

Non-Commercial Real Estate Receivable Acquisition

      All other Receivable acquisitions of the Consolidated Group are acquired through and underwritten by Metropolitan. Metropolitan has developed marketing techniques, sources and underwriting practices for each of the different types of Receivables. In general, the real estate Receivables acquired by Metropolitan for the Consolidated Group consist of non-conventional, A-, B and C credit grade loans. These types of Receivables possess characteristics that differ from Receivables originated in the conventional lending market in that either the borrower or the property would not qualify for “A” credit grade lending or the seller or borrower chose to use non-conventional financing. For non-conventional loans, the lender (often the seller of the property)

generally focuses more on the quality of the collateral as the ultimate recourse in the event of the borrower’s default and depends less on the ability of a borrower to repay the loan.

      Metropolitan has established underwriting criteria for the acquisition of real estate Receivables. The underwriting guidelines are based on Metropolitan’s past experience and are intended to reflect some aspects of conventional underwriting standards while still allowing for flexibility to fit the specific characteristics of each individual transaction. As part of the underwriting process, Metropolitan considers the borrower’s credit profile, the market value of the collateral, demographic reports and property profiles. Metropolitan’s underwriting involves a thorough understanding of the different types of risk factors and how those factors relate to the various strengths and weaknesses in a transaction. There is no predetermined methodology to arrive at a decision; each transaction stands on its own merits.

Other Receivables

      Metropolitan also negotiates the purchase of Receivables that are not collateralized by real estate, including structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games that are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes where the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be immediately converted to cash directly with the issuing insurance company. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

Non-Real Estate Receivable Underwriting

      In the case of annuity purchases, Metropolitan’s underwriting guidelines generally include a review of the annuity policy and review of the seller’s credit report. Upon submission of the file, the most current credit rating of the annuity issuer will be obtained. Metropolitan will also conduct a Uniform Commercial Code search on the annuitant in each state or county, as applicable, where the annuitant resided over the last five years and where the annuity issuer is located in order to ensure that no prior liens exist on the structured settlement payments.

      In the case of lottery prizes, the underwriting guidelines generally include a review of the documents providing proof of the prize and a review of the credit rating of the insurance company or other entity making the lottery prize payments. Where the lottery prize is from a state run lottery, the underwriting guidelines generally include a confirmation with the respective lottery commission of the prize winner’s right to sell the prize and acknowledgment from the lottery commission of their receipt of notice of the sale. In many states, the sale of a state lottery prize requires that the winner obtain a court order permitting the sale. In those states, Metropolitan requires a certified copy of the court order.

Yield and Discount Considerations

      Summit, Old Standard and Old West each establish their own yield requirements for Receivable acquisitions and originations. Often, it results in a purchase price less than the Receivable’s unpaid balance. The difference between the unpaid balance and the purchase price is the “discount.” The amount of the discount will vary in any given transaction depending on the Consolidated Group’s yield requirements and the existing note rate of the Receivable at the time of the purchase. Yield requirements are established in light of capital costs, market conditions, the characteristics of particular classes or types of Receivables and the risk of default by the Receivable payor.

      A greater effective yield can also be achieved through negotiating amendments to Receivable agreements. These amendments may involve adjusting the interest rate and/or monthly payments, extension of financing in lieu of a required balloon payment or other adjustments. As a result of these amendments, the cash flow may be extended, maintained or accelerated. Acceleration increases the yield realized on a Receivable purchased at a discount from its face value through accelerating recognition of the discount.

      For commercial development loans, the Consolidated Group occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to the Consolidated Group that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by the Consolidated Group. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method.

ANNUITY OPERATIONS

Introduction

      The Consolidated Group raises significant funds through its insurance subsidiaries, Old Standard and Old West. Old Standard was incorporated in Idaho in 1988, and was acquired by the Consolidated Group from Metropolitan on May 31, 1995. Old Standard had total assets of approximately $383.1 million at September 30, 2002 before elimination of assets for consolidation purposes.

      Old Standard markets its annuity products through over 400 independent sales representatives in six states, primarily in the western half of the United States. These representatives may also sell insurance products for other companies. Old Standard is licensed as an insurer in Idaho, Iowa, Montana, North Dakota, Oregon, South Dakota, Utah and Washington, but currently does not have sales representatives in South Dakota or Washington.

      The Consolidated Group acquired Arizona Life Insurance Company (“Arizona Life”) on December 28, 1995. Arizona Life subsequently changed its name to Old West. As of September 30, 2002, Old West had total assets of approximately $203.5 million before elimination of assets for consolidation purposes.

      Old West markets its annuity products through over 300 independent sales representatives in six states, primarily in the western half of the United States. These representatives may also sell insurance products for other companies. Old West is licensed in Arizona, California, Delaware, Idaho, New Mexico, Texas and Utah, but currently does not have sales representatives in Delaware.

      Management intends to expand the Consolidated Group’s insurance operations into other states as opportunities arise, which may include the acquisition of other insurance companies. The Consolidated Group has entered into an agreement to acquire a life insurance company organized under the laws of the State of Ohio. There are conditions to the acquisition and the acquisition may not ultimately take place.

Annuities

      During the last three fiscal years, Old Standard and Old West have derived 100% of their premiums from annuity sales including both annuities reinsured from Western Life and their own direct annuity sales. A deferred annuity is a contract that allows an investor to accumulate payments to the issuing company and have them grow with interest on a tax-deferred basis. That accumulation is then used to provide periodic payments at some future date. In a single premium deferred annuity, the annuity contract is purchased with the payment of one lump sum when the contract is issued. A flexible premium deferred annuity allows the owner to make continual payments into the contract. Under both types of contracts, interest on each payment is accumulated from the date the payment is received.

      Annuity benefits primarily consist of interest that is credited on outstanding policies at the rates of return specified in the policy. Upon the issuance of an annuity policy, these rates of return are guaranteed for a limited number of years. Thereafter, subject to any guaranteed rate of return specified in the annuity policy, these rates of return may be adjusted in the discretion of the issuing company.

      Annuity lapse rates are calculated by dividing cash outflows related to partial and full surrenders, periodic payments and death benefits by average annuity reserves. For the years ended September 30, 2002, 2001 and

2000, annualized lapse rates were approximately 16.0%, 13.2% and 23.8%, respectively. The change in lapse rates from fiscal 2000 to fiscal 2001 was primarily attributable to maturities of one-year products issued in 1999.

      During the year ended September 30, 2002, Old West & Old Standard introduced “Discover Max Pioneer,” a single premium deferred annuity with a bail-out provision. Interest rates are guaranteed for the first policy year, with rates after that declared annually and guaranteed for one policy year. The first year interest rate includes a 1% bonus. Step-down surrender charges ranging from 6% to 4% are in effect for the first six years of the policy. However, policyholders may withdraw up to 15% of the policy account value in each calendar year without incurring a surrender penalty. In addition, the policy contains a bail-out feature that allows the policyholder to withdraw funds for 60 days without incurring a surrender penalty if the crediting interest rate falls below the bailout interest rate determined at issuance. The minimum premium per annuity policy is $5,000.

      The following products individually accounted for 10% or more of Old Standard and Old West’s direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000:

      TD-Max Series— single premium deferred annuities with varying lengths of cliff (i.e. fixed) surrender fee periods. The initial interest rate is guaranteed over the term of the surrender fee period and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 51.1%, 56.6% and 57.5% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      TD-Max Bailout Series— single premium deferred annuities with varying lengths of surrender fee periods. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw funds without surrender penalty for 60 days if the crediting interest rate falls below the bailout interest rate determined at issuance. Policyholders may also withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 12.0%, 29.9% and 27.5% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      SPA— single premium deferred annuity with declining surrender fees over a five year period. The initial interest rate is guaranteed for one year and then re-determined annually thereafter, subject to a contractual minimum. Policyholders may withdraw a portion of their account values annually without surrender fees. These products accounted for approximately 12.1%, 0.6% and 5.3% of direct annuity premiums in the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

      Liquid Flexible Premium Annuities— deferred annuities with no surrender fees. Premium deposits may be made at any time in amounts as low as $100. Interest rates are guaranteed at issuance and then re-determined annually subject to a 3% minimum guarantee. These products accounted for approximately 16.5%, 8.5% and 4.1% of direct annuity premiums the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Reinsurance

      Reinsurance is the practice where an insurance company enters into agreements called “treaties” with other insurance companies in order to assign or assume some of the insured risk, for which a premium is paid, while retaining the remaining risk. Although reinsurance treaties provide a contractual basis for shifting a portion of the insured risk to other insurers, the primary liability for payment of claims remains with the original insurer. Life insurers commonly obtain reinsurance on a portion of their risks in the ordinary course of business. The amount of risk that a company is willing to retain is based primarily on considerations of the amount of insurance, the level of its capital and surplus and upon its ability to sustain mortality fluctuations.

      Old Standard entered into an annuity reinsurance agreement with Western Life, an affiliate, which became effective July 1, 1998. This agreement has allowed Old Standard to acquire annuities at greater speeds and at lower crediting rates than management believes would have been available through direct sales. Under its contractual terms, the agreement is an ongoing arrangement with no stated expiration or termination date, although either party may stop and restart at their discretion upon providing a 30-day advance written notice.

      Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal year ended September 30, 2002, 2001 and 2000 were approximately $56.5 million, $0.6 million and $27.4 million, respectively. Old Standard paid Western Life ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately $3.3 million, $0.1 million and $1.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. These ceding allowances are paid by Old Standard to compensate Western Life for its annuity issuance costs. Old Standard also pays a fee to Western Life for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

Reserves

      Reserves for annuities are actuarially determined and prescribed by Old Standard and Old West’s states of domicile and other states in which those companies do business through laws that are designed to protect annuity holders. An actuary reviews the amount of these reserves required for compliance with state law. These reserves are amounts, which at assumed rates, are calculated to be sufficient to meet Old Standard and Old West’s future obligations under annuity contracts currently in force. Reserves are recalculated each year to reflect amounts of insurance in force, issue ages of new policyholders, duration of policies and variations in policy terms. Since these reserves are based on actuarial assumptions, Old Standard and Old West’s ultimate liability could exceed these reserves.

BROKER/ DEALER ACTIVITIES

      MIS is a securities broker/ dealer and member of the National Association of Securities Dealers, Inc. It markets the securities products of Summit, Metropolitan and Western Holding. In addition, MIS currently markets several families of mutual funds and general securities. MIS is licensed as a broker/ dealer in all 50 states and the District of Columbia. MIS had net income of approximately $0.2 million, $0.3 million and $0.2 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Management is considering staffing, management systems and budget changes that are designed to expand the market and improve the profitability of MIS. There can be no assurance that these efforts will be successful.

PROPERTY DEVELOPMENT SERVICES

      Summit Property Development, Inc. provides real estate development services, for a fee. Currently, its principal clients are Metropolitan and Western Life. These services include sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property. Summit Property Development, Inc. does not own any real estate itself. Summit Property Development, Inc. produced operating losses for the Consolidated Group of approximately $0.2 million, $0.1 million and $0.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Management is considering staffing changes, exploring new marketing methods and exploring strategic alliances with other companies to expand the activities and improve the profitability of Summit Property Development, Inc. There can be no assurance that these efforts will be successful.

COMPETITION

Competition for Receivable Acquisition

      The Consolidated Group’s ability to compete for Receivable investments (except for Commercial Loans) is currently dependent on Metropolitan’s Receivable acquisition network. Metropolitan competes with financial institutions, many of which are larger, have access to more resources and have greater name recognition than the Consolidated Group. Management believes its primary competitive factors are the amounts offered and paid to Receivable sellers and the speed with which the processing and funding of the transaction can be completed. Competitive advantages enjoyed by the Consolidated Group include:

•	its access to markets throughout the United States;

•	its flexibility in structuring Receivable acquisitions;

•	its long history in the business; and

•	its in-house capabilities for processing and funding transactions.

      The Consolidated Group competes with many other lending institutions in its Commercial Loan origination program. The commercial lending market is a multi-billion dollar market including competitors with greater resources, economies of scale and name recognition than the Consolidated Group. The Consolidated Group believes that its flexible underwriting, pricing guidelines and closing speed enhance its ability to compete in this market. To the extent other competing Receivable investors may develop faster closing procedures, more flexible investment policies, or other attributes that are more desirable to Receivable sellers, they may experience a competitive advantage over the Consolidated Group.

      The Consolidated Group competes with other investors in its lottery prize, structured settlement and annuity acquisitions.

Competition for Funding Sources

      The annuity business is highly competitive. Old Standard and Old West compete with other financial institutions including ones with greater resources and greater name recognition. Annuity yields and commissions to agents are particularly sensitive to competitive forces. Additionally, management believes that the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent.

      The securities capital markets are also highly competitive. Summit’s preferred stock and debt securities products face competition for investors from other securities issuers, many of which are larger, have greater name recognition and offer alternative investments not available from Summit. Effective yields on security investments and commissions to investment representatives are particularly sensitive to competitive forces. Summit believes that its competitive pricing and commission structure, along with a customer service orientation, provide it with the ability to successfully continue to issue its investment certificates and preferred stock.

REGULATION

      Old Standard and Old West are subject to the Insurance Holding Company Act as administered by the Office of the State Insurance Commissioner of the States of Idaho and Arizona, respectively. Old West is also considered to be commercially domiciled in the State of Texas due to the percent of its sales to residents of Texas. As such, Old West is subject to holding company and related regulations in the State of Texas. Each act regulates specified transactions between insurance companies and their affiliates. It requires that the insurance companies provide prior notification to the respective Insurance Commissioners of certain transactions between an insurance company and Summit or any other affiliate. In certain instances, approval from the respective Insurance Commissioner is required prior to engaging in an affiliated transaction.

      Old Standard and Old West are also subject to extensive regulation and supervision by the Offices of the State Insurance Commissioner of Idaho and Arizona, respectively. To a lesser extent, they are also subject to regulation by each of the other states in which they operate. These regulations are directed toward supervision of such things as granting and revoking licenses to transact business on both the insurance company and agent levels, approving policy forms, prescribing the nature and amount of permitted investments, establishing solvency standards and conducting extensive periodic examinations of insurance company records. These regulations are primarily intended to protect annuity contract and policy owners.

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

      Old Standard and Old West are subject to regulatory restrictions on their ability to pay dividends. These restrictions affect Summit’s and Old Standard’s ability to receive dividends. The unassigned statutory surplus (deficit) of Old Standard and Old West totaled approximately $1.4 million and $(2.7) million, respectively, as of September 30, 2002. Old West is currently restricted from paying dividends.

      The States of Idaho and Arizona’s Risk Based Capital Model Law require an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually at calendar year-end. At the annual last review at their statutory reporting period ended December 31, 2001, the Consolidated Group’s insurance subsidiaries’ capital and surplus levels exceeded the calculated minimum requirements.

      MIS is subject to extensive regulation and supervision by the National Association of Securities Dealers, Inc., the Securities and Exchange Commission and various state regulatory authorities. These regulations include licensing requirements, record keeping requirements, net capital requirements, supervision requirements and sales practice standards.

Item 2. Properties

      The principal offices of Summit and its subsidiaries are located in an office building owned by Metropolitan located at 601 West First Avenue, Spokane, Washington 99201-5015. The Consolidated Group is charged for the use of this space as a part of general expense allocations made by Metropolitan.

Item 3. Legal Proceedings

      Other than ordinary routine litigation incidental to its business, there are no material legal proceedings or actions pending or threatened against the Consolidated Group, or to which its property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Summit’s security holders during the fourth quarter ended September 30, 2002.

PART II

Item 5. Market For The Registrant’s Common Equity and Related Stockholder Matters

      1. (a) Market Information. There is no market for Summit’s common stock.

         (b) Holders. At September 30, 2002, there was one common stockholder of Summit, National Summit Corp.

         (c) Dividends. Summit paid dividends per share of $164, $105 and $100 during fiscal 2002, 2001 and 2000, respectively.

      2. Recent Sales of Unregistered Securities. None.

Item 6. Selected Financial Data

SUMMIT SECURITIES, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

      The selected financial data shown below summarizes certain consolidated financial information of the Consolidated Group for the five years in the period ended September 30, 2002. The consolidated financial data shown below as of September 30, 2002 and 2001 and for the years ended September 30, 2002, 2001 and 2000 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from, and should be read in conjunction with, Summit’s consolidated financial statements, related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein. The consolidated financial data shown as of September 30, 2000, 1999 and 1998 and for the years ended September 30, 1999 and 1998 (other than the ratios of earnings to fixed charges and preferred stock dividends) have been derived from audited consolidated financial statements not included herein.

	Year Ended September 30,

	2002	2001	2000	1999	1998

CONSOLIDATED STATEMENTS OF INCOME DATA:
Revenues	$72,805,810	$48,208,501	$49,577,780	$36,368,936	$29,965,547

Net income (loss)	$4,397,287	$(2,490,714)	$4,082,239	$2,814,828	$2,524,027
Preferred stock dividends	(2,687,418)	(2,549,849)	(2,025,155)	(838,356)	(498,533)

Income (loss) applicable to common stockholders	$1,709,869	$(5,040,563)	$2,057,084	$1,976,472	$2,025,494

Ratio of earnings to fixed charges and preferred stock dividends	1.07	(1)	1.13	1.13	1.20
PER COMMON SHARE DATA:
Cash dividends per common share	$164	$105	$100	$0	$100

CONSOLIDATED BALANCE SHEETS DATA:
Due from/(to) affiliated companies, net	$(8,487,140)	$(3,309,996)	$366,940	$(151,077)	$10,985,805
Total assets	$622,439,766	$436,208,853	$359,325,586	$295,115,959	$206,594,234
Debt securities and other debt payable	$154,566,216	$104,163,412	$88,641,357	$72,086,696	$56,078,514
Stock holders’ equity	$35,516,409	$31,687,362	$29,829,414	$19,104,955	$10,684,064

(1)	Earnings were insufficient to meet fixed charges and preferred stock dividends by approximately $7.6 million for the year ended September 30, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the attached audited consolidated financial statements and notes thereto for the three year period ended September 30, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Critical Accounting Policies

      The accounting policies described below are those that the Consolidated Group considers critical in preparing its financial statements. These policies include significant estimates the Consolidated Group makes using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies used by the Consolidated Group in preparing its financial statements is included in the Consolidated Group’s audited financial statements for the year ended September 30, 2002.

Investments

      Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds and equity securities, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Consolidated Group evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Consolidated Group considers the security rating and the amount of credit support available for the security.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in current operations.

Allowances for Losses

      Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as

“future events are likely to occur”. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Consolidated Group considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

      The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Consolidated Group establishes an allowance for inherent losses on the Receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the Receivable, including accrued interest. Accordingly, the Consolidated Group accrues interest on delinquent Receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Consolidated Group reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair market value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Consolidated Group may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the fair market value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Annuity Reserves

      Premiums for annuities are reported as annuity reserves under the deposit method. Reserves for annuities are equal to the sum of the account balances, including credited interest and deferred service charges. Based on past experience, consideration is given in actuarial calculations to the number of policyholder and annuitant deaths that might be expected, policy lapses, surrenders and terminations. As a result of changes in the factors considered in the actuarial calculations, it is reasonably possible that the reserves for annuities could change in the near future.

Results of Operations

      The following table presents the components of the results of operations for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Net interest income	$25,230,751	$15,851,219	$11,681,136
Provision for losses on Receivables	(939,905)	(687,218)	(3,936,086)

Net interest spread after provision for losses on Receivables	24,290,846	15,164,001	7,745,050
Net non-interest expense	(17,780,131)	(14,584,902)	(8,012,460)
Capitalized deferred costs, net of amortization	3,571,527	1,398,312	1,523,485

Income (loss) before gains (losses) on assets	10,082,242	1,977,411	1,256,075
Net gains (losses) on investments and receivables	(2,350,823)	(4,687,171)	3,902,261
Provision (recoveries) for losses on real estate held for sale	(1,364,100)	(2,398,619)	429,930
Gains (losses) on sales of real estate	43,491	12,213	(43,755)

Income (loss) before income taxes	6,410,810	(5,096,166)	5,544,511
Income tax benefit (provision)	(2,013,523)	2,605,452	(1,462,272)

Net income (loss)	4,397,287	(2,490,714)	4,082,239
Preferred stock dividends	(2,687,418)	(2,549,849)	(2,025,155)

Income (loss) applicable to common stockholders	$1,709,869	$(5,040,563)	$2,057,084

Net Interest Income

      The following table presents the components of net interest income during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Interest income:
Interest on receivables	$32,041,929	$25,336,947	$16,920,593
Earned discount on receivables and investments	13,668,824	7,461,573	4,302,232
Other investment income	9,712,399	9,076,953	9,252,518

Total interest income	55,423,152	41,875,473	30,475,343

Interest expense:
Annuity benefits	19,629,077	16,737,395	11,907,780
Interest, net	10,563,324	9,286,859	6,886,427

Total interest expense	30,192,401	26,024,254	18,794,207

Net interest income	$25,230,751	$15,851,219	$11,681,136

      The following table summarizes the rate/volume change in total interest income between the fiscal years ended September 30, 2002, 2001 and 2000 by interest sensitive asset class.

	2002 vs. 2001			2001 vs. 2000

	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Volume	Rate	Total Change	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$865,481	$(1,353,565)	$(488,084)	$1,377,084	$(833,089)	$543,995
Real estate contracts and mortgage notes receivable	6,139,648	7,034,462	13,174,110	7,469,218	2,741,066	10,210,284
Other receivable investments	1,212,037	(350,384)	861,653	954,205	(308,354)	645,851

	$8,217,166	$5,330,513	$13,547,679	$9,800,507	$1,599,623	$11,400,130

      The following table presents the average net yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three years ended September 30, 2002, 2001 and 2000 based on the average monthly ending asset/ liability balances:

	2002	2001	2000
	Average	Average	Average

Interest sensitive assets:
Investments (including cash)	$149,193,424	$137,086,760	$119,332,846
Yield	6.24%	7.16%	7.75%
Real estate contracts and mortgage notes receivable	$240,084,040	$198,627,944	$143,012,023
Yield	17.74%	14.81%	13.43%
Other receivable investments	$54,747,551	$37,604,170	$25,510,311
Yield	6.43%	7.07%	7.89%
Interest sensitive liabilities:
Annuity reserves	$334,017,117	$266,718,248	$203,012,595
Yield	5.88%	6.28%	5.87%
Investment certificates	$100,514,506	$87,285,895	$72,567,188
Yield	9.31%	9.34%	9.03%
Debt payable	$21,538,046	$11,833,234	$4,974,982
Yield	5.09%	10.00%	8.82%

      The increase in net interest income from 2000 to 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group. Commercial Loans, which have higher stated yields than the Consolidated Group’s residential portfolio, accounted for 87.7% of the outstanding principal balance of real estate contracts and mortgage notes receivable at September 30, 2002, compared to 81.5% at September 30, 2000. Additionally, for commercial development loans, the Consolidated Group occasionally negotiates exit fee agreements with the borrower. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method. The amortization of exit fees accounted for 2.48% of the increase in yield on real estate contracts and mortgage notes receivable in 2002.

      The increase in yields on the real estate contracts and mortgage notes receivable portfolio were partially offset by lower yields on the investment portfolio as the 5-year constant maturity Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, decreased from 5.95% on September 30, 2000 to 2.65% on September 30, 2002. During the fiscal year ended September 30, 2002, the Consolidated Group sold approximately $72.3 million in available-for-sale investments for gains of approximately $1.1 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced.

      The reduction in the interest rate environment, particularly during the fiscal year ended September 30, 2002, has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

      While a weaker economy may have contributed to the declining Treasury rate, credit sensitive securities may experience an increase in yields during the same time period. This was true for the Consolidated Group as the yields offered on its debt securities sold to the public increased since 2000.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Non-interest income:
Fees, commissions, service and other income	$14,226,149	$8,555,396	$8,680,395

Total non-interest income	14,226,149	8,555,396	8,680,395

Non-interest expense:
Salaries and employee benefits	$5,225,298	$3,409,387	$2,914,733
Commissions to agents	22,567,294	11,679,399	11,203,916
Other operating and underwriting expenses	4,213,688	8,051,512	2,574,206

Total non-interest expense	32,006,280	23,140,298	16,692,855

Net non-interest expense	$17,780,131	$14,584,902	$8,012,460

      Fees, commissions, service and other income consist primarily of commission earned by the Consolidated Group’s broker/dealer subsidiary, MIS, and service fees earned by Summit’s property development subsidiary, Summit Property Development, Inc. MIS and Summit Property Development, Inc. earned approximately $10.9 million, $7.8 million and $8.1 million in commissions (after eliminating commissions received by MIS from Summit), during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. The $3.1 million increase during 2002 resulted primarily from a $2.4 million increase in commissions earned by MIS as a result of an increase in the sales of the securities of Metropolitan and a $2.4 million increase in property development consulting fees charged to Metropolitan. These increases were partially offset by a $1.6 million reduction in other MIS sales activity. Additionally, non-interest income increased in 2002 as a result of a $1.8 million increase in late charge fees related to commercial lending activity.

      Metropolitan provides servicing, accounting, data processing and other administrative services to the Consolidated Group. During the year ended September 30, 2001, the Consolidated Group entered into an agreement with Metropolitan to change the calculation of the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Expenses allocated to the Consolidated Group were approximately $7.1 million, $5.8 million and $0.9 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Management believes that the fixed and calculated fee arrangement that the Consolidated Group had been operating under prior to the fiscal year ended September 30, 2001 did not result in a reimbursement to Metropolitan of all significant direct expenses incurred on the Consolidated Group’s behalf.

      The $6.4 million increase in non-interest expense during the fiscal year ended September 30, 2001, was primarily due to the $4.9 million increase in expense allocation from Metropolitan. Additionally, MIS commission expenses increased by approximately $0.8 million due to an increase in its sales activity.

      The $8.9 million increase in non-interest expense during the fiscal year ended September 30, 2002, was primarily due to a $4.1 million increase in commissions paid on new annuity production, net of ceding allowances paid to Western Life, a $2.4 million increase in commissions paid on Summit Property Development consulting fees, a $1.3 million increase in expense allocation from Metropolitan, a $0.7 million increase in loan servicing fees, and a $0.4 million increase in MIS commission expenses due to an increase in its sales activity.

Amortization of Deferred Costs, Net of Costs Capitalized (DPAC)

      Amortization of deferred costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the last three fiscal years.

	2002	2001	2000

Current year costs capitalized	$7,771,527	$3,520,312	$4,393,485
Amortization of capitalized expenses	(4,200,000)	(2,122,000)	(2,870,000)

Net expense	$3,571,527	$1,398,312	$1,523,485

      While the capitalization of current year costs is dependent upon actual expenses (commissions and other) incurred, the amortization of capitalized costs is dependent upon the net investment yields (after default costs and related investment expenses) obtained by Old Standard and Old West, policy crediting rates, and the policy termination experience, which is actuarially determined. DPAC is also impacted by the assumptions for these variables expected in future years. During the fiscal year ended September 30, 2001, the Consolidated Group revised its amortization assumptions of the DPAC to reflect the higher yields that Old Standard and Old West realized on their commercial real estate loan portfolio. This revision resulted in a DPAC amortization unlocking of approximately $1.6 million.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and Receivables during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Other than temporary declines in value:
Equity securities	$(2,961,078)	$(650,426)	$—
Other securities	(1,313,875)	(2,578,492)	—
Realized gains (losses):
Securities investments	1,088,702	(1,458,169)	(530,806)
Receivables	271,588	58,232	395,134
Realized gains (losses) on trading securities	563,840	(58,316)	4,037,933

Net gains (losses) on investments and receivables	$(2,350,823)	$(4,687,171)	$3,902,261

      During the fiscal years ended September 30, 2002 and 2001, changes in the Consolidated Group’s investment strategy affected the classification of trading securities as they no longer qualified as investments held principally for the purpose of selling them in the near term. Accordingly, the Consolidated Group reclassified approximately $16.6 million and $4.7 million from trading to available-for-sale during the fiscal years ended September 30, 2002 and 2001, respectively. At September 30, 2002, the Consolidated Group did not have an active trading portfolio.

      The mark to market gains on the trading securities during the fiscal year ended September 30, 2000, were primarily from investments that the Consolidated Group had made in certain limited partnership interests. The limited partnerships generally invest in both publicly and privately traded small and micro capitalization equity securities. During the fiscal year ended September 30, 2000, the value of the equity securities increased, thereby increasing the value of the Consolidated Group’s investment. Since 2000, the equity securities have decreased in value. As a result of the transfer from trading to available-for-sale, the reduction in value is reported as other than temporary impairments in the value of equity securities. The decline in value has primarily been the result of an overall decline in the value of stocks traded on the NASDAQ. At September 30, 2002, the Consolidated Group had an equity investment portfolio (including venture capital investments) of approximately $12.7 million.

      During the fiscal year ended September 30, 2002 and 2001, the Consolidated Group reported approximately $1.3 million and $2.6 million respectively, in other than temporary impairments on its fixed income portfolio. The impairments were primarily due to a deterioration in the underlying collateral of some asset-backed securities. Additionally, during the fiscal years ended September 30, 2001 and 2000, the Consolidated Group sold some asset-backed securities at a loss due to the deterioration of the underlying collateral.

Financial Condition

      The following depicts the distribution of the Consolidated Group’s assets as a percentage of total assets as of September 30, 2002:

Distribution of Assets as a Percentage of Total Assets

Receivables Collateralized by Real Estate

Current Mix of Receivable Investment Holdings

      The Consolidated Group’s investments in Receivables include Receivables collateralized by first or junior real estate liens, primarily on commercial and single-family residential properties. The stated yields on Commercial Loans are higher than the yields on Receivables collateralized by single-family residential property because the market and credit risks are lower for the mortgages collateralized by single-family residential property and there are less competitors with commercial real estate financing capabilities. However, investments in Commercial Loans are less diversified because the principal amount of a Commercial Loan is generally greater than the principal amount of a residential mortgage or other Receivable.

      Management continually monitors economic and demographic conditions throughout the country in an effort to avoid a concentration of its acquired real estate Receivables in those areas experiencing economic decline, which could result in higher than anticipated default rates and subsequent investment losses.

      The following depicts the distribution of the Consolidated Group’s real estate Receivables by collateral type and security position as of September 30, 2002:

Receivables by Collateral Type

Receivables by Security Position

      The Consolidated Group’s real estate Receivables at September 30, 2002 were collateralized by properties located throughout the United States as follows:

	Commercial	Residential
	Originated	and Other

Pacific Southwest	48.08%	30.66%
Southwest	19.63%	17.44%
Pacific Northwest	15.87%	29.43%
Southeast	10.50%	12.70%
Northeast	3.72%	5.46%
Midwest	2.20%	4.31%

	100.00%	100.00%

      At September 30, 2002, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$221,246,934	$62,679,596	13.0%	15.3%
Residential	20,184,476	810,869	8.2%	10.5%
Other	10,942,493	494,165	9.7%	11.7%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(1,083,404)
Accrued interest receivable	13,532,104

CARRYING VALUE	$264,822,603	$63,984,630

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 1% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS—Yield and Discount Considerations” under Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2002 are as follows:

Commercial
Principal

Due in one year or less	$88,209,447
Due after one year through five years	74,520,413
Due after five years	58,517,074

$221,246,934

      At September 30, 2001, the Consolidated Group held contracts and mortgage notes Receivables with face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield(4)

Commercial(1)	$187,859,448	$32,162,791	13.3%	14.7%
Residential	19,407,841	1,098,402	9.0%	11.2%
Other	9,464,495	756,727	8.6%	11.9%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(4,766,368)
Accrued interest receivable	8,316,276

CARRYING VALUE	$220,281,692	$34,017,920

(1)	The commercial real estate Receivables are defined as those generated through the Consolidated Group’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 1% of the real estate Receivables are subject to variable interest rates.

(4)	See “RECEIVABLE INVESTMENTS— Yield and Discount Considerations” under Item 1.

      The future maturities of the aggregate amounts of Commercial Loans (face amount) at September 30, 2001 are as follows:

Commercial
Principal

Due in one year or less	$81,733,926
Due after one year through five years	104,391,318
Due after five years	1,734,204

$187,859,448

Securities Investments

      At September 30, 2002 and 2001, 95% and 86%, respectively, of the Consolidated Group’s securities, excluding stock investment in affiliated companies, were held by its insurance subsidiaries.

      The following table outlines the nature and carrying value of securities investments held by the Consolidated Group at September 30, 2002:

		Held-to-
	Available-For-	Maturity
	Sale Portfolio	Portfolio	Total	Percentage

Total Amount	$163,500,373	$5,883,021	$169,383,394	100.00%

Invested in:
Fixed Income	$150,831,826	$5,883,021	$156,714,847	92.52%
Equities	11,858,548	—	11,858,548	7.00
Venture Capital/ Limited Partnership	809,999	0	809,999	0.48

	$163,500,373	$5,883,021	$169,383,394	100.00%

Fixed Income:
US Government	$1,156,406	$—	$1,156,406	0.74%
Other	149,675,420	5,883,021	155,558,441	99.26

	$150,831,826	$5,883,021	$156,714,847	100.00%

Other Fixed Income by Rating:
AAA	$101,687,346	$5,883,021	$107,570,367	69.16%
AA	6,773,723	—	6,773,723	4.35
A	12,328,409	—	12,328,409	7.93
BBB	9,672,828	—	9,672,828	6.22
BB	12,451,265	—	12,451,265	8.00
B	3,054,028	—	3,054,028	1.96
Other	3,707,821	—	3,707,821	2.38

	$149,675,420	$5,883,021	$155,558,441	100.00%

Other Fixed Income by Market Sector:
Mortgage- and asset-backed	$147,811,385	$5,883,021	$153,694,406	98.80%
Finance	—	—	—	—
Industrial	1,864,035	—	1,864,035	1.20

	$149,675,420	$5,883,021	$155,558,441	100.00%

Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At September 30, 2002, the Consolidated Group’s investment portfolio had approximately $0.7 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of September 30, 2002 by investment category:

	Carrying Value	Unrealized Losses

Corporate bonds	$248,625	$(1,375)
Mortgage- and asset-backed securities	4,764,575	(331,946)

Total fixed income securities	5,013,200	(333,321)

Common stock	1,851,892	(326,804)
Preferred stock	2,511,949	(74,909)

Totals	$9,377,041	$(735,034)

      The following table stratifies the unrealized losses as of September 30, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$852,728	$(47,969)
AA	2,588,459	(135,677)
A	2,170,987	(132,532)
BBB	1,056,987	(32,819)
BB	855,988	(59,231)
Common stock	1,851,892	(326,804)

Totals	$9,377,041	$(735,034)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At September 30, 2002, approximately $0.2 million in unrealized losses in the Consolidated Group’s investment grade assets and approximately $0.1 million in non-investment grade assets were due to investments in airline-related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of September 30, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$9,377,041	$(735,034)
Non-Traded	—	—

Totals	$9,377,041	$(735,034)

      The following table stratifies the unrealized losses as of September 30, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0- 6 months	$1,830,776	$(89,770)
13-18 months	2,326,436	(184,319)
Non-Investment Grade
0- 6 months	248,625	(1,375)
7-12 months	237,950	(15,475)
13-18 months	369,413	(42,382)
Preferred Stock:
0-6 months	2,511,949	(74,909)
Common Stock:
0-6 months	1,851,892	(326,804)

Total	$9,377,041	$(735,034)

      The maturities of fixed income investments that are in an unrealized loss position at September 30, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due in one year through five years	$248,625	$(1,375)

Total non-mortgage-and-asset-backed securities	248,625	(1,375)
Mortgage-and-asset-backed securities	4,764,575	(331,946)

Total fixed income securities	$5,013,200	$(333,321)

      The Consolidated Group is authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At September 30, 2002, the Consolidated Group had no outstanding hedge transactions or open short sales positions. See “—Market Risk Management.”

Other Receivables

      In conjunction with Metropolitan, the Consolidated Group also negotiates the purchase of Receivables that are not collateralized by real estate, such as structured settlements, annuities and lottery prizes. The lottery prizes generally arise out of state operated lottery games that are typically paid in annual installments to the prize winner. The structured settlements generally arise out of the settlement of legal disputes whereby the prevailing party is awarded a sum of money, payable over a period of time, generally through the creation of an annuity. Other annuities generally consist of investments that cannot be immediately converted to cash directly with the issuing insurance company. Metropolitan’s source for these investments is generally private brokers who specialize in these types of Receivables.

      The following table outlines the nature and carrying value of other Receivables held by the Consolidated Group at September 30, 2002:

	Carrying
	Value	Percentage

Invested in:
Lotteries	$50,864,993	56.48%
Annuities/ Structured settlements	22,526,786	25.01
Notes receivable	14,525,601	16.13
Financing leases	1,231,175	1.37
Other	911,702	1.01

	$90,060,257	100.00%

Real Estate Held for Sale and Development

      From time to time, the Consolidated Group acquires development properties through foreclosures or direct purchases from third parties. The development or improvement of properties is undertaken for the purpose of enhancing values to increase marketability and to maximize profit potential.

Development properties

      The following development properties exceeded 5% of the Consolidated Groups stockholders equity at September 30, 2002.

Carrying
Property Description	Value

Grand Hills, Nevada	$6,982,904
Puyallup—NIC	2,396,391

Grand Hills

      Grand Hills is legally described as Seven Hills Parcel I, in a large PUD development in Henderson, Nevada. There are 20 acres in this parcel, platted into 31 lots. The Consolidated Group has entered into a rolling option agreement with a local developer for all of the lots.

Puyallup

      Puyallup consists of 6.42 acres of commercial property adjacent to the Southwest Regional Shopping Mall located in Puyallup, Washington. The Consolidated Group has been actively marketing this property and it is currently under contract for sale.

Repossessions

      In the course of its real estate Receivable investment activity, the Consolidated Group acquires various parcels of real estate as a result of foreclosures and/or voluntary repossessions. It is the Consolidated Group’s general policy to attempt to resell these properties at the earliest possible time following acquisition. Improvements may be made to some properties for the purpose of preservation or restoration to maximize the resale price. The marketing status of all properties is reviewed at least monthly by a committee that includes both sales personnel and management. Generally, repossessed properties are resold within one year from the date of repossession and losses are reported as a component of provision for losses on real estate held for sale.

      The following table presents specific information about the Consolidated Group’s repossessed properties with carrying values greater than 5% of stockholders’ equity at September 30, 2002.

Carrying Value
Property	September 30, 2002

Commercial land, California	$11,025,505
Family amusement center, Virginia	3,610,977
House, Arizona	3,008,000
Residential land, Connecticut	2,951,196
Large manufacturing facility, Mississippi	2,504,335
Residential land, Oregon	2,347,019
Residential development and commercial land, Texas	2,044,970
Commercial land, Texas	1,912,305

      The following is a summary of the changes in real estate held for sale and development for the years ended September 30, 2002, 2001 and 2000.

	Year Ended September 30,

	2002	2001	2000

Balance at beginning of period	$9,590,563	$5,033,370	$3,532,386
Additions during period:
Purchases and development costs	12,783,639	1,430,832	1,071,894
Foreclosures	32,203,490	5,578,951	6,992,626

Total additions	44,987,129	7,009,783	8,064,520

Deductions during period:
Real estate sold	6,303,841	2,452,590	6,563,536

Total deductions	6,303,841	2,452,590	6,563,536

Balance at end of period	$48,273,851	$9,590,563	$5,033,370

Asset Quality

Servicing, Collection and Delinquency Experience

      Prior to April 2001, Metwest performed the servicing and collection functions related to the Consolidated Group’s Receivable portfolio in accordance with an established servicing agreement.

      In April 2001, as a result of Metropolitan’s decision to stop performing loan servicing operations, the Consolidated Group participated with Metropolitan and some of Metropolitan’s affiliates in a transaction with a wholly-owned subsidiary of Ocwen Financial Corporation (NYSE: OCN), where the servicing rights to Receivables and foreclosed properties held for sale were transferred to Ocwen. In October 2001, the Consolidated Group entered into a subservicing agreement, whereby Ocwen will provide servicing for the majority of the remaining Receivable portfolio in addition to the Consolidated Group’s future acquisitions of new Receivables. As the servicer for the Consolidated Group, Ocwen is responsible for all servicing related functions ranging from payment processing to the liquidation of property acquired as a result of foreclosure. Moody’s Investor Service, Inc. (“Moody’s”) assigned its highest rating, SQ1, to Ocwen as a Primary Servicer of subprime loans and as a Specialty Servicer. Ocwen carries a level 2 Fitch servicer rating. According to Fitch, level 2 servicers have demonstrated high performance in all relevant categories. Standard & Poor’s (“S&P”) has assigned its Strong Residential Subprime and Residential Special Servicer rankings to Ocwen. S&P has also assigned an Above Average Residential Alternative Servicer ranking to Ocwen for subordinate lien products. Ocwen’s primary business is the servicing and special servicing of nonconforming and subprime residential and commercial mortgage loans. Ocwen also specializes in the related development of loan servicing technology and software for the mortgage and real estate industries. As of September 30, 2002,

Ocwen serviced approximately 57% of the Consolidated Group’s Receivable portfolio. The remaining 43% was serviced by Metwest.

      The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

September 30, 2002	$221,246,934	$62,679,596	28.33%
September 30, 2001	$187,859,448	$32,162,791	17.12%
September 30, 2000	$135,417,003	$9,946,047	7.34%

      In addition to the amounts included in the table above at September 30, 2002, there were approximately $7.8 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of September 30, 2002, these loans accounted for 3.5% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent.

      When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or the Consolidated Group’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group workout manager according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to the Consolidated Group’s Problem Loan Review Committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

      The Problem Loan Review Committee is composed of representatives from underwriting, risk management, operations, commercial lending, legal and property development. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

      The principal amount of the Consolidated Group’s residential and other Receivables collateralized by real estate (as a percentage of total residential and other Receivables collateralized by real estate) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	Arrears	in Arrears

September 30, 2002	$31,126,969	$1,305,034	4.19%
September 30, 2001	$28,872,336	$1,855,129	6.43%
September 30, 2000	$30,687,423	$2,272,168	7.40%

      The carrying values of the Consolidated Group’s other Receivable investments (as a percentage of total other Receivable investments) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in Arrears	in Arrears

September 30, 2002	$90,060,257	$16,581,374	18.41%
September 30, 2001	$44,317,237	$16,700,000	37.68%
September 30, 2000	$49,721,958	$2,738,993	5.51%

      The increase in delinquency at September 30, 2001 is primarily attributable to a Receivable, the Koa Timber Project, secured by harvest timber rights. The Koa Timber Project is located in the District of South Hilo, Island and County of Hawaii, State of Hawaii. The Koa Timber Project consists of approximately 16,924 acres of natural forest containing a very unique timber commonly referred to as Koa timber. Koa timber is a unique hardwood utilized in the manufacturing of specialty wood products. Generally, the end uses of Koa timber are for custom architectural millwork, custom furniture and millwork, musical instruments, veneer products, and art and craft items that generally demand a higher market price than comparable specialty wood products of a similar nature.

      Old Standard and Summit are finance lenders and mortgagees for the underlying real property containing the Koa timber. In addition, Summit is also the owner of, and holds the right to harvest, the Koa timber. Summit entered into a Timber Harvesting Agreement with Hawaii Forest Preservation LLC (“HFP”), a Hawaii limited liability company who has substantial experience in harvesting Koa timber.

      Under the Timber Harvesting Agreement, Summit granted the right to harvest the Koa timber owned by Summit to HFP, and Summit is to receive certain scheduled monthly payments. Under the terms of the Timber Harvesting Agreement, HFP is currently in default for amounts due to Summit under the Timber Harvesting Agreement. As of September 30, 2002, the total amount of the default, together with late charges, was approximately $6.5 million. In August of 2001, Summit filed litigation against HFP and related parties in the State of Hawaii where Summit seeks recovery of amounts due under the Timber Harvesting Agreement. Until substantive discovery is completed, it is not possible for Summit to estimate either the probability of success in the litigation or a range of possible loss, if any.

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on Receivables were as follows:

	2002	2001	2000

Beginning balance	$5,146,119	$6,512,642	$3,082,918
Provisions	939,905	687,218	3,886,086
Charge offs:
Commercial Loans	(925,385)	(1,685,424)	—
Residential and other real estate loans	(292,572)	(228,116)	(440,612)
Other receivable investments	(152,578)	(140,201)	(15,750)

Ending balance	$4,715,489	$5,146,119	$6,512,642

Charge offs as a percent of average Receivables	0.45%	0.86%	0.25%
Allowance as a percentage of total Receivables	1.38%	1.97%	3.02%

      An analysis of the allowance for losses on Receivables was as follows:

		Allocated
		Allowance
	Allocated	as a % of	Loan Category
	Allowance for	Receivable	as a % of Total
	Receivable Losses	Category	Receivables

2002
Commercial Loans	$3,501,078	1.58%	64.61%
Residential and other real estate loans	328,672	1.06%	9.09%
Other receivable investments	325,548	0.36%	26.30%
Unallocated	560,191	0.22%	0.00%

	$4,715,489	1.38%	100.00%

2001
Commercial Loans	$2,994,182	1.59%	71.96%
Residential and other real estate loans	610,427	2.11%	11.06%
Other receivable investments	1,021,017	2.30%	16.98%
Unallocated	520,493	0.24%	0.00%

	$5,146,119	1.97%	100.00%

2000
Commercial Loans	$4,249,540	3.14%	62.74%
Residential and other real estate loans	721,222	2.35%	14.22%
Other receivable investments	1,149,297	2.31%	23.04%
Unallocated	392,583	0.24%	0.00%

	$6,512,642	3.02%	100.00%

      The allowance for losses on Receivables represents management’s estimate of credit losses inherent in the portfolios as of the balance sheet dates. Management performs regular reviews in order to identify these inherent losses and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, the Consolidated Group combines estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial Loans are individually monitored for impairment. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the Receivable, including accrued interest. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, management considers several factors. Some of those factors include the type of property, changes in regional economic factors, the underlying appraisal assumptions, and any recent communication with local real estate brokers. If the estimated fair market value of the collateral is less than the carrying value, including accrued interest, an allowance for loss is recorded. Fluctuations in the provision for losses and/or percentage of allowance to outstanding principal result from using the specific impairment methodology.

      The Consolidated Group established an allowance for losses on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience. The residential and other Receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in loan loss provisions and the ending balance as a percent of outstanding residential and other real estate backed Receivables in fiscal 2002 was primarily due to portfolio seasoning that has resulted in a reduction in 90 day delinquencies. The 90-day delinquency rate was 4.19%, 6.43%, and 7.40% at September 30, 2002, 2001 and 2000, respectively.

      During the fiscal year ended September 30, 2000, the Consolidated Group established an allowance for losses on its investments in annuities and structured settlements as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments.

      The reduction in ending allocated allowance balances for other Receivable investments during the fiscal year ended September 30, 2002 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

      In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	2002	2001	2000

Beginning Balance	$2,626,303	$242,602	$878,102
Provisions (Recoveries)	1,364,100	2,398,619	(429,930)
Charge-Offs	(1,674,310)	(14,918)	(205,570)

Ending Balance	$2,316,093	$2,626,303	$242,602

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. Any loss on liquidation or subsequent reduction in the carrying value is charged to operations through provision for losses.

      The increase in loss provisions during the fiscal years ended September 30, 2002 and 2001 was primarily due to additional funds that the Consolidated Group expended subsequent to repossessing property collateralizing a Commercial Loan. The collateral was a residential lot development in the Northeast. Due to a combination of poor weather conditions and improper road construction techniques employed by the borrower, an access road washed out into a nearby wetland and protected creek. Under guidance from the State Department of Environmental Protection Agency and local municipalities, the Consolidated Group cleaned out the wetland and completed the necessary road construction in order to secure the permits needed to sell the developed lots. The expenses, which did not add value to the development, resulted in significant provisions during the fiscal years ended September 30, 2002 and 2001. The charge offs in 2002 represent the loss recognized upon the disposition of some of the lots. At September 30, 2002, the Consolidated Group has approximately $1.8 million remaining in reserves on this property, which management believes is adequate to protect the Consolidated Group from additional losses.

Market Risk Management

      Market risk is defined as the sensitivity of income and capital to changes in interest rates, equity prices and other market variables. Market risk is managed within an overall asset/ liability management framework.

The Consolidated Group’s Asset/ Liability Committee is responsible for reviewing and administering its asset/ liability management positions.

      Interest rates. Management continually monitors the interest sensitive income and expense of the Consolidated Group. Interest sensitive expense is predominantly related to annuity benefits, and the interest costs of certificates and collateralized borrowings, while interest sensitive income includes interest, earned discounts and other income from the Receivable and investment portfolio. Substantially all of the Consolidated Group’s interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. They include loans, securities, annuity deposits and long-term debt. Increases or decreases in interest rates can cause changes in net income and fluctuations in the fair market value of interest sensitive assets and liabilities.

      Equity prices. The Consolidated Group’s investments in equity securities expose it to changes in equity prices. It manages this risk on an integrated basis with other risks through its asset/ liability management strategies. The Consolidated Group also manages equity price risk through industry and issuer diversification and asset allocation techniques.

      Fair value analysis. As with the impact on operations from changes in interest rates, the Consolidated Group’s fair market value of financial assets and liabilities is subject to fluctuations in interest rates. The Consolidated Group monitors the sensitivity of net interest income and fair market value to changes in interest rates.

      The following table presents, as of September 30, 2002, the Consolidated Group’s estimated effects of hypothetical increases and decreases in interest rates on assets and liabilities that are subject to interest rate risk. It is assumed that the changes occur immediately and uniformly to each category of instrument containing interest rate risks. The hypothetical changes in market interest rates do not reflect what could be deemed best or worst case scenarios. Variations in market interest rates could produce significant changes in the timing of repayments due to prepayment options available. For these reasons, actual results will most likely differ from those reflected in the table that follows.

			Fair Market Value With Interest Rate Change
		Fair
	Carrying	Market	Decrease	Decrease	Increase	Increase
	Amounts	Value	1%	2%	1%	2%

	(Dollars in Thousands)
Financial Assets:
Cash and cash equivalents	$30,725	$30,725	$30,725	$30,725	$30,725	$30,725
Investments:
Affiliated companies	3,022	3,022	3,022	3,022	3,022	3,022
Available-for-sale	163,500	163,500	167,662	172,049	159,545	155,788
Held-to-maturity	5,883	6,089	6,265	6,450	5,922	5,763
Real estate contracts and mortgage notes	251,290	253,947	254,053	254,160	253,841	253,736
Other receivable investments	90,060	95,029	98,542	102,254	91,703	88,552

	$544,480	$552,312	$560,269	$568,660	$544,758	$537,586

Financial Liabilities:
Annuity reserves	$420,285	$425,820	$435,804	$446,161	$416,193	$406,907
Investment certificates	112,242	112,856	114,447	116,076	111,303	109,786
Debt payable	40,869	40,899	41,848	42,862	40,009	39,176
Commitments to extend credit	10,094	10,094	10,094	10,094	10,094	10,094

	$583,490	$589,669	$602,193	$615,193	$577,599	$565,963

      Gap Analysis. A conventional view of interest rate sensitivity for financial institutions is the gap report, which indicates the difference between assets maturing or repricing within a period and total liabilities maturing or repricing within the same period. In assigning assets to maturity and repricing categories, the

Consolidated Group takes into consideration expected prepayment speeds and contractual maturities. The balances reflect estimated amortization of principal and do not take into consideration reinvestment of cash. Principal prepayments are the amounts of principal reduction over and above normal amortization. The Consolidated Group has used prepayment assumptions based on market estimates and past experience with its current portfolio. In assigning liabilities to maturity and repricing categories, the Consolidated Group takes into consideration expected annuity policy lapse rates based on past experience. Non-rate sensitive items such as the allowance for loan losses and deferred loan fees/ costs are not included in the table.

      The gap information is limited by the fact that it is a point-in-time analysis. The data reflects conditions and assumptions as of September 30, 2002. These conditions and assumptions may not be appropriate at another point in time. Consequently, the interpretation of the gap information is subjective.

	September 30, 2002 Projected Repricing

	0-3 months	4-12 months	1-5 years	Thereafter	Total

	(dollars in millions)
Interest-Sensitive Assets
Cash	$30.7	$—	$—	$—	$30.7
Real estate contracts and mortgage notes receivable	41.0	58.0	84.4	81.4	264.8
Securities investments	7.6	18.6	69.7	62.2	158.1
Other	4.3	11.7	56.9	33.3	106.2

Total interest-sensitive assets	83.6	88.3	211.0	176.9	559.8

Interest-Sensitive Liabilities
Life and annuity reserves	13.1	27.3	242.5	137.4	420.3
Investment certificates	1.3	12.3	93.7	6.4	113.7
Debt payable	11.7	11.1	5.2	12.9	40.9

Total interest-sensitive liabilities	26.1	50.7	341.4	156.7	574.9

Repricing gap	$57.5	$37.6	$(130.4)	$20.2	$(15.1)

Cumulative gap	$57.5	$95.1	$(35.3)	$(15.1)	$(15.1)

Cumulative gap as a percentage of total interest sensitive assets	10.27%	16.99%	-6.31%	-2.70%	- 2.70%
Total interest sensitive assets					$559.8

      In the next 12 months, the Consolidated Group’s Gap Analysis indicates a positive gap, meaning that its interest-sensitive assets are expected to reprice before its interest sensitive liabilities. In a rising interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations. Conversely, in a falling interest rate environment, the net interest income will tend to decrease which will have a negative impact on results of operations.

      After the next year, the Consolidated Group’s Gap Analysis indicates a negative gap, meaning that its interest-sensitive liabilities are expected to reprice before its interest-sensitive assets. In a rising interest rate environment, the net interest income will tend to decrease which will have a negative impact on results of operations. Conversely, in a falling interest rate environment, the net interest income will tend to increase which will have a positive impact on results of operations.

      The Consolidated Group’s asset base is comprised partially of Commercial Loans. Commercial Loans make up approximately 40% of the interest-sensitive assets as of September 30, 2002. These assets tend to be short-term in nature (weighted average maturity is approximately 14 months). These assets contribute to the transition from a positive gap to a negative gap in the 1-5 year time period. The Consolidated Group intends to continue to invest in Commercial Loans. This, along with the management of the interest sensitive liability portfolio, should enable the Consolidated Group to effectively monitor and control its interest-rate sensitivity over time.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional Commercial Loans and Receivable purchases. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. The Consolidated Group finances its business operations and growth primarily through the sale of annuity products, the sale of debt securities and preferred stock and a secured line of credit agreement in addition to the maturity of the current Receivable portfolio.

      The annuity business is highly competitive. Old Standard and Old West compete with other financial institutions, including ones with greater resources and greater name recognition. Annuity yields and commissions to agents are particularly sensitive to competitive forces. Additionally, management believes that the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If the Consolidated Group is unable to effectively price its annuities, offer competitive commissions and effectively compete in general for the sale of its annuity products, its liquidity could be adversely affected.

      The States of Idaho and Arizona’s Risk Based Capital Model Laws require an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at their statutory reporting period ended December 31, 2001, the Consolidated Group’s insurance subsidiaries’ capital and surplus levels exceeded the calculated specified requirements. Historically, Old Standard and Old West have maintained adequate levels of capital through the sale of common stock to Summit. To the extent that Summit does not maintain adequate levels of liquidity permitting it to make further capital investments in its insurance subsidiaries, Old Standard and Old West’s ability to generate capital could be adversely affected, which in turn could negatively affect their ability to increase their investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments.

      Old Standard has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At September 30, 2002, Old Standard had a stock investment in the FHLB of approximately $1.1 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At September 30, 2002, Old Standard had $50.4 million in eligible collateral with a market value of $52.3 million and had a borrowing potential of $35.7 million, subject to the purchase of additional stock. Approximately $28.8 million in securities having a market value of $42.1 million were pledged to collateralize the outstanding borrowings to FHLB at September 30, 2002. At September 30, 2002, Old Standard had approximately $27.5 million in outstanding borrowings leaving an unused borrowing potential of approximately $8.2 million, subject to the purchase of additional stock. During the year ended September 30, 2002, Old Standard’s outstanding borrowings on the secured line of credit increased $27.5 million. This increase accounted for approximately 18.4% of the Consolidated Group’s net cash provided by financing activities. In order to increase the unused borrowing potential, Old Standard would be required to purchase approximately $0.8 million in additional FHLB stock.

      Old Standard has an annuity reinsurance agreement with Western Life, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. The premiums ceded to Old Standard during the fiscal year ended September 30, 2002,

2001 and 2000 were approximately $56.5 million, $0.6 million and $27.4 million, respectively. Old Standard paid Western Life ceding allowances equal to actual commission plus 1.5% of the premium, which was approximately $3.3 million, $0.1 million and $1.5 million during the fiscal years ended September 30, 2002, 2001 and 2000, respectively. These ceding allowances are paid by Old Standard to compensate Western Life for its annuity issuance costs. Old Standard also pays a fee to Western Life for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

      Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At September 30, 2002, Summit had registered for sale up to $50.0 million of Series B and B-1 Investment Certificates. This investment certificate registration expires January 31, 2003. Additionally, Summit had registered for sale up to 500,000 shares of Series S-3 preferred stock that carry a $100.00 issue price for a total preferred stock offering price of $50.0 million. This preferred stock registration expires January 31, 2003. On April 8, 2002, Summit’s board of directors declared a 4:1 stock split for the Series S-3 preferred stock effective May 5, 2002. Accordingly, the par value of each share of stock was adjusted from $10.00 per share to $2.50 per share.

      Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on Receivables or in the ability to sell real estate would reduce future cash flows from Receivables. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At September 30, 2002, the Consolidated Group had no outstanding reverse repurchase agreements.

      While there are no specific regulatory limitations imposed by Idaho or Arizona on the percent of assets that Old Standard or Old West may invest in Receivables collateralized by real estate, management monitors and manages the percent of statutory assets that Old Standard or Old West holds in Receivables collateralized by real estate. Old Standard and Old West’s ability to sell available-for-sale investments for liquidity purposes is partially affected by this internally regulated policy. Management may restrict the selling of non-real estate related assets if, after the sale, Old Standard or Old West’s real estate assets would exceed acceptable levels of statutory assets.

      For statutory purposes, Old Standard and Old West perform cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Old Standard and Old West are licensed as an insurance company. At the last annual review at its statutory reporting period ended December 31, 2001, the results of this cash flow testing process were satisfactory.

      The following table summarizes the Consolidated Group’s maturity schedule for its current outstanding debt security obligations (principal and interest), credit lines and other debt payable and anticipated annual cash dividend requirements on outstanding preferred stock for the periods indicated:

	Investment	Lines/Other	Preferred
Fiscal Year Ending	Certificates	Debt	Stock
September 30,	(Debt Securities)	Payable	Dividends(1)	Total

	(Dollars in Thousands)
2003	$19,354	$22,192	$2,561	$44,106
2004	22,432	1,225	2,561	26,218
2005	36,527	1,383	2,561	40,471
2006	24,734	1,429	2,561	28,724
2007	31,898	1,507	2,561	35,966

	$134,945	$27,736	$12,805	$175,486

(1)	Based on an assumed dividend rate per annum of 7.8%

      Summit expects to fund the retirement of maturing debt securities with cash flow generated by Receivable investments, sales of real estate, the issuance of additional securities or through reinvested debt securities. During the year ended September 30, 2002, approximately 46% of Summit’s debt securities were reinvested at maturity. Principal payments received from Summit’s Receivable portfolio and proceeds from sales of real estate and Receivables were as follows for the periods indicated (in millions):

Fiscal 2002:	$21.9
Fiscal 2001:	$6.6
Fiscal 2000:	$35.8

      Additionally, a portion of Old Standard or Old West’s annuities may re-price annually, which could cause termination of annuities subject to a surrender charge. In the event of termination, the expected cash outlays of Old Standard or Old West will increase. See “—Market Risk Management” above.

      The Consolidated Group had approximately $10.1 million and $11.6 million of outstanding commitments to extend credit to commercial borrowers at September 30, 2002 and 2001, respectively.

      During the fiscal year ended September 30, 2002, $396.2 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $361.4 million primarily in Receivables and investments and (2) fund $41.7 million in debt maturities, annuity product surrenders and payment of dividends.

      During the fiscal year ended September 30, 2001, $212.6 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $136.6 million primarily in Receivables and investments and (2) fund $58.6 million in debt maturities, annuity product surrenders and payment of dividends and (3) fund $4.0 million in operating activities.

      During the fiscal year ended September 30, 2000, $188.5 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $164.1 million primarily in Receivables and investments and (2) fund $42.5 million in debt maturities, annuity product surrenders and the payment of dividends.

      The Consolidated Group expects to maintain adequate levels of liquidity in the foreseeable future through its sale of annuities, securities offerings, its secured line of credit and the maturing of currently held Receivables.

      Management believes that cash flow from financing activities and liquidity provided from current investments will be sufficient for the Consolidated Group to conduct its business and meet its anticipated obligations as they mature during the fiscal year ending September 30, 2003. Summit has not defaulted on any of its obligations since its founding in 1990.

New Accounting Rules

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 and 2000, Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of SFAS No. 133” (“SFAS No. 137”) and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133” (“SFAS No. 138”) were issued, respectively. SFAS No. 137 amends SFAS No. 133 to become effective for all quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133, as amended, will not have a material effect on the Consolidated Group’s financial statements. As part of implementing SFAS No. 133 on October 1, 2000, the Consolidated Group reclassified approximately $4.6 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.1 million.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125” (“SFAS No. 140”). The implementation of SFAS No. 140 on April 1, 2001 did not have a material impact on the Consolidated Group’s financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS No. 142 will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of this statement on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The implementation of this new statement on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The implementation of this statement did not have a material impact on the Consolidated Group’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Consolidated Group has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Consolidated Group’s financial statements.

Item 7.A. Quantitative And Qualitative Disclosures About Market Risk

      For quantitative and quantitative information about market risk of the Consolidated Group, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Market Risk Management” under Item 7.

Item 8. Financial Statements and Supplementary Data

      The consolidated financial statements and related financial information required to be filed are attached to this Report. Reference is made to page F-1 of this Report for an index to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Information called for by Item 304(a) of Regulation S-K was previously reported by Summit in its current report on Form 8-K dated June 12, 2001.

PART III

Item 10.	Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Executive Officers

(As of September 30, 2002)

Name	Age	Position

Tom Turner	52	President and Director
Philip Sandifur	31	Vice President and Director
Gregory Strate	55	Secretary, Treasurer, Vice President and Director
Robert K. Potter	75	Director
James V. Hawkins	65	Director
Clayton Rudd		Director

      All officers are appointed by and serve at the discretion of the Board of Directors. Directors serve for one-year terms or until their successor is duly elected and qualified.

      Tom Turner, President and Director. Mr. Turner was elected President on October 31, 1995. Prior to serving as President, he had served as Secretary and Treasurer since September 28, 1994. He has been associated with the Metropolitan Mortgage & Securities Co., Inc. Consolidated Group since 1985 when he was hired as a financial analyst. Mr. Turner’s prior experience was in the real estate industry where he owned and managed a real estate franchise. Mr. Turner holds a Bachelor of Arts in Economics, as well as a Master of Business Administration from the University of California, Los Angeles.

      Philip Sandifur, Vice President and Director. Mr. Sandifur was elected Vice President on September 24, 1994, and is the son of C. Paul Sandifur, Jr., who is the controlling shareholder of both Metropolitan and National Summit Corp., the parent company of Summit. Mr. Sandifur graduated in 1993 from Santa Clara University, receiving a Bachelor of Arts in Business. Mr. Sandifur is also President of Jaguar Ventures, Inc., a wholly owned subsidiary of Summit’s parent company, National Summit Corp., where he actively manages the Consolidated Group’s venture capital and equity investment fund department. In the past, he was active with the Consolidated Group’s commercial lending activities.

      Gregory Strate, Secretary, Treasurer, Vice President and Director. Mr. Strate was became a Vice President of Summit in August 2002. Mr. Strate was elected Secretary, Treasurer and Director of Summit in 2000. Since August of 1998, Mr. Strate has worked as a manager for Old Standard’s commercial lending division as well as being a member of the commercial underwriting group. Presently, his position with Old Standard is Lead Commercial Underwriter. From April of 1978 to July of 1998, Mr. Strate was the vice president and Commercial Loan officer of Washington Trust Bank.

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

      James V. Hawkins, Director. Mr. Hawkins was elected a Director of Summit on May 1, 2001. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. Currently, Mr. Hawkins is a Co-Founder and Managing Partner in Highway 12 Ventures. From 1996 until 2000, Mr. Hawkins had been self-employed as an investor in Boise, Idaho. From January 1987 until July 1, 1996, Mr. Hawkins was Director of the Department of Commerce for the State of Idaho. He served under Governor Andrus and Governor Batt. From 1985 to 1987 Mr. Hawkins was self-employed in Boise, Idaho as a Consultant and prior to that, from 1971-1985, he was the President, Chief Executive Officer and owner of Statewide Auto Supply in Boise, Idaho.

      Clayton Rudd, Director. Mr. Rudd was elected a director of Summit on April 8, 2002. He is an outside director, not active in the day-to-day business of Metropolitan or Summit. Mr. Rudd served as President of Old Standard and Old West from 1994 through April of 2002. From 1990 to 1994, he was Vice President of Old Standard. Previously, he had been employed by Western Life since 1982 in marketing. Prior to that time, he had worked for twenty years in the insurance industry in marketing and sales related positions.

Committees of the Board

      Audit Committee. The current members of the Consolidated Group’s audit committee are Messrs. Rudd, Chairman, Hawkins and Potter. The audit committee makes recommendations concerning the engagement of the Consolidated Group’s independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, reviews the Consolidated Group’s corporate compliance procedures and reviews the adequacy of the Consolidated Group’s internal accounting controls. The Consolidated Group’s Audit Committee met five times during fiscal 2002.

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation received by Summit’s executive officers and other highly compensated executives during the fiscal years specified. All other executive officers of Summit received less than $100,000 in compensation. No executive officer is a party to, or a participant in, any pension plan, contract or other arrangement providing for cash or non-cash compensation except Metropolitan’s 401(k) plan.

SUMMARY COMPENSATION TABLE
(as of September 30, 2002)

			Bonus/
Name and Principal Position	Year	Salary	Commissions

Tom Turner	2002	$160,833	$25,000
President*	2001	$150,000	$50,000
	2000	$125,561	$50,000

*	The salary received by Mr. Turner is paid by and related to his responsibilities as an employee of Metropolitan. Mr. Turner devotes such time as is necessary to the business of Summit, and Summit contributes to his salary commensurate with the time devoted.

Director Compensation

      All directors receive $500 for each meeting attended. Non-employee directors also receive reimbursement of travel expenses. There was one meeting of Summit’s Board of Directors during fiscal 2002.

Compensation Committee Interlocks and Insider Participation

      Summit does not have a formal compensation committee of the Board of Directors. Executive officer compensation is determined by C. Paul Sandifur, Jr., the controlling shareholder of the holding company of the Consolidated Group. Mr. Sandifur also determines the compensation of the executive officers of Metropolitan and Western Holding and is a director and executive officer of Metropolitan and Western Holding.

Option Grants

      There are currently no outstanding options to acquire the Consolidated Group’s common stock and no options have been granted to any of the Consolidated Group’s directors or executive officers during the last three fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as of December 15, 2002, regarding beneficial ownership of Summit’s equity securities by (1) each director of Summit, (2) Summit’s President, (3) all directors and executive officers of Summit as a group, and (4) all persons known to Summit to be the beneficial owner of 5% or more of the outstanding voting securities of Summit. As of December 15, 2002, Summit had 10,000 shares of its common stock issued and outstanding.

	Shares of
	Common Stock
Name and Address	Beneficially Owned	Percent of Class

National Summit Corp. 601 West First Avenue Spokane, WA 99201	10,000 (1)	100%

Tom Turner	—	0%

Philip Sandifur	—	0%

Gregory Strate	—	0%

Robert K. Potter	—	0%

James V. Hawkins	—	0%

All directors and executive officers as a group (five persons)	—	0%

C. Paul Sandifur, Jr. 601 West First Avenue Spokane, WA 99201	10,000 (1)	100%

(1)	Under the rules of the Securities and Exchange Commission, C. Paul Sandifur, Jr. may be deemed indirect beneficial owner of the shares owned by National Summit Corp. as the owner of all the outstanding common stock of National Summit Corp. C. Paul Sandifur, Jr. owns 2,618 shares of common stock of National Summit Corp.

      As of December 15, 2002, Summit had 1,071,247 shares of preferred stock outstanding, and no officer or director of Summit beneficially owned any shares of Summit’s preferred stock. As of December 15, 2002, Mr. C. Paul Sandifur, Jr. owned 329 shares of Summit’s preferred stock.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Names and Relationship of Parties/ Persons Involved in Related Party Transactions

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

      Mr. Hawkins, Director of Summit, is a Co-Founder and Managing Partner in Highway 12 Ventures. Summit has approximately $150,000 invested in Highway 12 Ventures.

Description of Related Party Transactions

      During the fiscal years ended September 30, 2002, the Consolidated Group had the following transactions with Metropolitan and its subsidiaries, an affiliated group of companies.

2002

Real estate contracts and mortgage notes receivable and other receivable investments purchased from Metropolitan or affiliates	$51,376,208
Receivable acquisition fees paid to Metropolitan	810,998
Proceeds from real estate contracts mortgage notes receivable and other receivable investments sold to Metropolitan or its affiliates	1,404,024
Gains on real estate contracts and mortgage notes receivable and other receivable investments sold to Metropolitan or its affiliates	79,868
Proceeds from sales of minority interest investment to Metropolitan	2,325,945
Gains on sales of minority interest investment to Metropolitan	825,945
Ceding of annuity premiums from Western Life	56,527,704
Policyholder benefits reimbursed to Western Life	24,884,602
Annuity servicing fees paid to Western Life	486,541
Ceding commissions paid to Western Life	3,324,726
Service fees charged to Metropolitan for property development assistance	3,519,206
Commissions and service fees charged to Metropolitan on sale of Metropolitan’s debentures and preferred stock	5,408,006
Administrative service fee paid to Metropolitan	5,993,827
Servicing and collection fees paid to Metropolitan affiliate	1,063,763
Net change in note receivable from Metropolitan	(1,206,161)
Net change in notes payable to Metropolitan	2,346,025
Net interest received (paid) on notes receivable from and payable to Metropolitan	(736,477)
Dividends received on investment in affiliated companies’ preferred stock	204,856

      At September 30, 2002, the Consolidated Group had net receivables due from affiliates of $8.5 million, an outstanding note payable to Metropolitan of approximately $13.2 million and an outstanding note receivable from Metropolitan for approximately $3.2 million.

      The Consolidated Group is affiliated with the Metropolitan group of companies through common control by C. Paul Sandifur, Jr. As a result of these relationships, conflicts of interests may arise between the Consolidated Group and the Metropolitan Group relating to the allocation of investments and other business opportunities among the affiliated companies. When allocating investment opportunities among the Consolidated Group and its affiliates, Metropolitan considers several factors including each company’s availability of cash, regulatory constraints related to the particular investment, the size of the investment relative to each company’s asset size and other asset/ liability management issues. The final allocation may at times be subject to Metropolitan’s management discretion. Although Metropolitan attempts to maximize the profitability of each entity, there is no guarantee that the actual allocation of investments and other business opportunities among the Consolidated Group and its affiliates will prove to be in the best interests of all of the affiliated companies. If the allocation of investments to the Consolidated Group fails to be in its best interests relative to those of its affiliates, the Consolidated Group’s business could be adversely affected.

      The Consolidated Group receives acquisition services from Metropolitan for a fee pursuant to the terms of a Management, Receivable Acquisition and Servicing Agreement. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its Receivable acquisition service fee, the difference between the yield requirement and the yield Metropolitan actually negotiated when the Receivable was acquired. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

      During the fiscal year ended September 30, 2002, Summit purchased the remaining participation in the structured settlements that they had acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, was financed in part by increasing the existing note payable with Metropolitan.

      On March 28, 2002, Old Standard and Old West agreed to purchase a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $11.2 million. The purchase price was derived from future expected cash flows discounted at a 6.957% market rate.

      On August 15, 2002, Old Standard and Old West agreed to purchase the remaining interest in a certain Lottery Trust owned by Western Life at approximately $6.2 million. The purchase price was derived from future expected cash flows discounted at a 5.527% market rate. Additionally, on August 15, 2002, Old Standard and Old West agreed to purchase a 95.83% undivided beneficial interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $29.1 million. The purchase price was derived from future expected cash flows discounted at a 5.888% market rate.

      Investment diversification was the primary purpose for entering into the lottery trust and structured settlement purchase and sale agreements. The market rates on the above lottery trust sales were calculated as 2.0% over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery Receivables.

      During the fiscal year ended September 30, 2002, Summit agreed to sell their minority investment in Consumers Group Holding Company, a subsidiary of Metropolitan, to Metropolitan. The purchase price of approximately $2.3 million, which resulted in a gain of approximately $0.8 million, was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment.

      Old Standard entered into a reinsurance agreement with Western Life, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Ceding allowances are paid by Old Standard to compensate Western Life for a portion of its annuity issuance costs. Western Life also receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

      Summit Property Development provides real estate development services to Metropolitan and Western Life for a fee. These services include sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property.

      MIS sells the securities products of Metropolitan, Western Holding and of Summit. Metropolitan pays commissions to MIS for the sale of Metropolitan’s securities pursuant to the terms of written Selling Agreements. The commission rate charged by MIS depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.

      The Consolidated Group pays Metwest, an affiliate of Metropolitan, a fee for providing Receivable servicing. Additionally, the Consolidated Group pays Metropolitan a fee for providing accounting, data processing, and other administrative services. During the year ended September 30, 2001, the Consolidated Group entered into an agreement with Metropolitan to change the methodology for allocating the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that the fixed and calculated fee arrangement did not result in a reimbursement to

Metropolitan of all significant direct expenses incurred on behalf of the Consolidated Group. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

      Metropolitan sponsors a Retirement Savings Plan (the “Plan”), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all of the Consolidated Group’s employees over the age of 18 upon completion of six months of service. Prior to January 1, Consolidated Group employees may defer from 1% to 15% of their compensation in multiples of whole percentages. Effective January 1, 2002, the plan was amended to allow employees to defer from 1% to 80% of their compensation up to the annual maximum amount as determined by the IRS.

      Prior to January 1, 1999, if Metropolitan had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant’s compensation was credited to the account of each active participant in the Plan on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant’s annual compensation. The uniform percentage is to be determined annually by Metropolitan. Metropolitan may also make an additional discretionary contributions during any plan year. The Consolidated Group’s contributions to the Plan were approximately $77,000 during the year ended September 30, 2002.

PART IV

Item 14. Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

Included in Part II, Item 8 of this report:

Report of Independent Auditors
Report of Independent Accountants
Consolidated Balance Sheets at September 30, 2002 and 2001
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2.	Financial Statements Schedules.

      Included in Part IV of this report:

              Schedule I—Summary of Investments other than Investments in Related Parties

          Schedule II—Valuation and Qualifying Accounts and Reserves
          Schedule III—Supplementary Insurance Information
          Schedule IV—Mortgage Loans on Real Estate

Other Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

3. Exhibits.

      The following is a complete list of exhibits filed as part of this Form 10-K.

Exhibit
Number	Description

3.01	Articles of Incorporation of Summit (Incorporated by Reference to Exhibit 3(a) to Registration No. 3-36775).
3.02	Bylaws of Summit (Incorporated by Reference to Exhibit 3(b) to Registration No. 33-36775).
4.01	Indenture dated as of May 25, 2000, between Summit and U.S. Bank Trust National Association, Trustee (Incorporated by Reference to Exhibit 4.01 to Registration No. 333-40074).
4.02	Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee (Incorporated by Reference to Exhibit 4(a) to Registration No. 33-36775).
4.03	Tri-Party Agreement dated as of April 24, 1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-19787).
4.04	First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-36775).
4.05	Second Supplemental Indenture between Summit and U.S. Bank Trust National Association, dated as of March 1, 2001 (Incorporated by reference to Exhibit 4.04 to Summit’s registration statement on Form S-2, Registration No. 333-54458, filed March 1, 2001.)
4.06	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1 (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-57619).
4.07	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-2 (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-115).
4.08	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-RP (Incorporated by Reference to Exhibit 4(f) to Summit’s Annual Report on Form 10-K for fiscal 1997).
4.09	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-3 (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to Registration No. 333-19787).
10.01	Receivable Management, Acquisition and Service Agreement between Summit Securities, Inc. and Metropolitan Mortgage & Securities Co., Inc. dated September 9, 1994 (Incorporated by Reference to Exhibit 10(a) to Registration No. 33-57619).
10.02	Receivable Management, Acquisition and Service Agreement between Old Standard Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated January 1, 2001. (Incorporated by Reference to Exhibit 10.02 to Summit’s Annual Report on Form 10-K for fiscal 2001).
10.03	Receivable Management, Acquisition and Service Agreement between Old West Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated January 1, 2001. (Incorporated by Reference to Exhibit 10.03 to Summit’s Annual Report on Form 10-K for fiscal 2001).

Exhibit
Number	Description

10.04	Form of Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Incorporated by Reference to Exhibit 10(d) to Summit’s Annual Report on Form 10-K for fiscal 1998).
10.05	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.02 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
10.06	Amendment No. 1 to Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of May 11, 2001 (Incorporated by reference to Exhibit 10.03 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
10.07	Servicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.04 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
10.08	Flow Subservicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.05 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
12.01	Statement regarding computation of ratios.
21.01	Subsidiaries of Registrant (Incorporated by Reference to Exhibit 21 to Summit’s Annual Report on Form 10-K for fiscal 1998).

(b)	Reports on Form 8-K

      Summit did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC.

By	/s/ TOM TURNER

Tom Turner, President

Date: December 30, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TOM TURNER Tom Turner	President and Director (Principal Executive Officer and Principal Financial Officer)	December 30, 2002

/s/ ROBERT A. NESS Robert A. Ness	Principal Accounting Officer	December 30, 2002

/s/ PHILIP SANDIFUR Philip Sandifur	Vice President and Director	December 30, 2002

/s/ GREGORY STRATE Gregory Strate	Secretary, Treasurer and Director	December 30, 2002

/s/ JAMES HAWKINS James Hawkins	Director	December 30, 2002

/s/ ROBERT POTTER Robert Potter	Director	December 30, 2002

CERTIFICATIONS

I, Tom Turner, President (Chief Executive Officer) of Summit Securities, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Summit Securities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ TOM TURNER

Tom Turner
President (Chief Executive Officer)

I, Robert A. Ness, (Principal Financial Officer) of Summit Securities, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Summit Securities, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002

/s/ ROBERT A. NESS

Robert A. Ness
(Principal Financial Officer)

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended September 30, 2002, 2001 and 2000

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Summit Securities, Inc.

      We have audited the accompanying consolidated balance sheets of Summit Securities, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of September 30, 2002 and 2001 and for the years then ended, listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Securities, Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related consolidated financial statement schedules referred to above, when considered in relation to the basic 2002 and 2001 financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Seattle, Washington

December 13, 2002

PRICEWATERHOUSECOOPER LOGO

Report of Independent Accountants

The Directors and Stockholders

Summit Securities, Inc.

In our opinion, the consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for the year ended September 30, 2000 (appearing on pages F-5 through F-8 of this Annual Report on Form 10-K of Summit Securities, Inc. and its subsidiaries) present fairly, in all material respects, the results of operations and cash flows of Summit Securities, Inc. and its subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statements schedules, II, III and IV, listed in the index appearing under Item 15(a)(2) on page S-2 through S-6, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements or financial statement schedules of Summit Securities, Inc. and its subsidiaries for any period subsequent to September 30, 2000.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Spokane, Washington

December 28, 2000

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

	2002	2001

ASSETS:

Cash and cash equivalents	$30,725,256	$37,606,887
Investments in affiliated companies	3,022,425	4,522,425
Investments:
Trading securities, at fair value ($0 and $21,628,837 at cost or amortized cost)	—	22,226,923
Available-for-sale securities, at fair value ($159,158,109 and $75,329,734 at cost or amortized cost), includes pledged securities of $35,987,956 and $0	163,500,373	73,630,137
Held-to maturity securities, at amortized cost ($6,088,889 and $0 at fair value), pledged	5,883,021	—
Accrued interest on investments	903,196	603,076

Total investments	170,286,590	96,460,136

Receivables:
Real estate contracts and mortgage notes and other receivable investments, net of discounts and origination fees	354,882,860	264,598,929
Allowance for losses on receivables	(4,715,489)	(5,146,119)

Net receivables	350,167,371	259,452,810

Real estate held for sale at the lower of cost or fair value, net of allowances of $2,316,093 and $2,626,303	45,957,758	6,964,260
Deferred costs, net	19,095,640	15,153,250
Deferred income tax benefit	619,811	3,836,841
Current income taxes receivable	73,968	—
Other assets, net	2,490,947	12,212,244

Total assets	$622,439,766	$436,208,853

LIABILITIES:
Annuity reserves	$420,284,849	$292,434,738
Investment certificates	113,677,625	93,101,273
Debt payable	40,888,591	11,062,139
Accounts payable and accrued expenses, including payables to affiliates	12,072,292	7,846,948
Current income taxes payable	—	76,393

Total liabilities	586,923,357	404,521,491

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock (liquidation preference $33,060,840 and $33,251,240)	3,306,084	3,325,124
Common stock, $10 par, 10,000 issued and outstanding	100,000	100,000
Additional paid-in capital	26,810,732	27,020,141
Accumulated other comprehensive income (loss)	2,865,893	(1,121,734)
Retained earnings	2,433,700	2,363,831

Total stockholders’ equity	35,516,409	31,687,362

Total liabilities and stockholders’ equity	$622,439,766	$436,208,853

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Revenues:
Interest on receivables	$32,041,929	$25,336,947	$16,920,593
Earned discount on receivables and investments	13,668,824	7,461,573	4,302,232
Other investment income	9,712,399	9,076,953	9,252,518
Real estate sales	5,507,332	2,464,803	6,519,781
Fees, commissions, services and other income	14,226,149	8,555,396	8,680,395
Net gains (losses) on investments	(2,622,411)	(4,745,403)	3,507,127
Net gains on sales of receivables	271,588	58,232	395,134

Total revenues	72,805,810	48,208,501	49,577,780

Expenses:
Annuity benefits	19,629,077	16,737,395	11,907,780
Interest expense	10,563,324	9,286,859	6,886,427
Cost of real estate sold	5,463,841	2,452,590	6,563,536
Provision for losses	2,304,005	3,085,837	3,506,156
Salaries and employee benefits	5,225,298	3,409,387	2,914,733
Commissions to agents	22,567,294	11,679,399	11,203,916
Other operating and underwriting expenses	4,213,688	8,051,512	2,574,206
Capitalized deferred policy acquisition costs, net of amortization	(3,571,527)	(1,398,312)	(1,523,485)

Total expenses	66,395,000	53,304,667	44,033,269

Income (loss) before income taxes	6,410,810	(5,096,166)	5,544,511
Income tax benefit (provision)	(2,013,523)	2,605,452	(1,462,272)

Net income (loss)	4,397,287	(2,490,714)	4,082,239
Preferred stock dividends	(2,687,418)	(2,549,849)	(2,025,155)

Income (loss) applicable to common stockholders	$1,709,869	$(5,040,563)	$2,057,084

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Net income (loss)	$4,397,287	$(2,490,714)	$4,082,239

Other comprehensive income (loss) net of tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	4,893,115	1,294,033	(3,418,607)
Less: reclassification adjustment for gains (losses) included in net income(2)	(905,488)	2,591,258	350,332

Net other comprehensive income (loss)	3,987,627	3,885,291	(3,068,275)

Comprehensive income	$8,384,914	$1,394,577	$1,013,964

(1)	Net of related tax of $2,520,699, $667,074 and ($1,761,101) in 2002, 2001 and 2000, respectively.

(2)	Net of related tax of ($466,464), $1,334,890 and $180,474 in 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2002, 2001 and 2000

				Other
			Additional	Comprehensive
	Preferred	Common	Paid-in	Income	Retained
	Stock	Stock	Capital	(Loss)	Earnings	Total

Balance, October 1, 1999	$1,557,469	$100,000	$11,988,926	$(1,938,750)	$7,397,310	$19,104,955
Net income					4,082,239	4,082,239
Cash dividends on common stock ($100 per share)					(1,000,000)	(1,000,000)
Cash dividends on preferred stock (variable rate)					(2,025,155)	(2,025,155)
Sale of preferred stock, net of offering costs (139,995 shares)	1,399,950		11,928,285			13,328,235
Redemption and retirement of preferred stock (5,926 shares)	(59,258)		(533,327)			(592,585)
Net unrealized gains on investment securities, net of income tax benefit of $1,580,627				(3,068,275)		(3,068,275)

Balance, September 30, 2000	2,898,161	100,000	23,383,884	(5,007,025)	8,454,394	29,829,414
Net loss					(2,490,714)	(2,490,714)
Cash dividends on common stock ($105 per share)					(1,050,000)	(1,050,000)
Cash dividends on preferred stock (variable rate)					(2,549,849)	(2,549,849)
Sale of preferred stock, net of offering costs (47,122 shares)	471,215		4,034,533			4,505,748
Redemption and retirement of preferred stock (4,425 shares)	(44,252)		(398,276)			(442,528)
Net unrealized gains on investment securities, net of income tax expense of $2,001,964				3,885,291	—	3,885,291

Balance, September 30, 2001	3,325,124	100,000	27,020,141	(1,121,734)	2,363,831	31,687,362
Net income					4,397,287	4,397,287
Net unrealized losses on available-for-sale securities, net of income tax benefit of $2,054,235				3,987,627		3,987,627
Cash dividends on common stock ($164 per share)					(1,640,000)	(1,640,000)
Cash dividends on preferred stock (variable rate)					(2,687,418)	(2,687,418)
Sale of preferred stock, net of offering costs (25,995 shares)	144,134		1,259,160			1,403,294
Redemption and retirement of preferred stock (56,334 shares)	(163,174)		(1,468,569)			(1,631,743)

Balance, September 30, 2002	$3,306,084	$100,000	$26,810,732	$2,865,893	$2,433,700	$35,516,409

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$4,397,287	$(2,490,714)	$4,082,239
Adjustments to reconcile net income to net cash from operating activities:
Acquisition of trading securities, net of maturities	(1,789,429)	(26,101,549)	(22,758,828)
Proceeds from sales of trading securities	7,729,039	22,526,137	11,696,511
Earned discount on receivables	(13,668,824)	(7,461,573)	(4,302,232)
Losses (gains) on investments, net	2,622,411	4,745,403	(3,507,127)
Gains on sales of receivables, net	(271,588)	(58,232)	(395,134)
Losses (gains) on sales of real estate	(43,491)	(12,213)	43,755
Provision for losses	2,304,005	3,085,837	3,506,156
Depreciation and amortization	72,577	39,357	53,261
Deferred income tax provision (benefit)	2,054,235	(4,700,157)	1,543,112
Changes in assets and liabilities:
Annuity reserves	20,661,957	16,563,185	11,659,707
Compound and accrued interest on investment certificates and debt payable	975,572	(392,139)	1,049,638
Accrued interest on real estate contracts and mortgage notes receivable	(9,013,973)	(8,078,970)	(720,893)
Deferred cost, net	(3,942,390)	(2,284,176)	(1,315,323)
Accounts payable including affiliates	7,346,165	2,938,980	(518,017)
Other assets including receivable from affiliates	1,139,827	(2,355,277)	45,546

Net cash provided by (used in) operating activities	20,573,380	(4,036,101)	162,371

Cash flow from investing activities:
Proceeds from sales of available-for-sale investments	72,336,696	41,565,815	14,612,748
Proceeds from maturities of available-for-sale investments	5,098,850	—	—
Purchase of available-for-sale investments	(141,120,186)	(36,148,773)	(21,888,627)
Proceeds from maturities of held-to-maturity investments	80,138	2,307,144	7,652,867
Purchase of held-to-maturity investments	(5,963,245)	—	(3,105,250)
Principal payments received on real estate contracts and other receivable investments	86,454,217	49,622,193	66,760,821
Proceeds from sale of real estate contracts and mortgage notes receivable	911,600	546,575	9,703,506
Purchases and originations of real estate contracts and mortgage notes receivable	(143,046,857)	(97,415,309)	(131,033,562)
Proceeds from sales of other receivable investments	14,543,442	4,284,743	1,700,843
Purchase of other receivable investments	(58,533,814)	(1,563,702)	(6,971,812)
Proceeds from real estate sales	5,508,268	2,464,803	6,519,781
Additions to real estate held for sale	(12,783,639)	(1,430,832)	(1,071,894)

Net cash used in investing activities	$(176,514,530)	$(35,767,343)	$(57,120,579)

Cash flow from financing activities:
Receipts from annuity products	$100,748,321	$64,317,635	$43,308,627
Withdrawals annuity products	(25,203,269)	(19,092,366)	(27,259,295)
Reinsurance of annuity products to reinsurers	56,527,704	694,544	27,434,957
Reinsurance of annuity products from reinsurers	(24,884,602)	(9,115,927)	(18,840,441)
Proceeds from issuance of investment certificates	30,071,423	42,954,859	9,183,528
Increase (decrease) in other debt borrowings	26,865,270	(7,017,790)	7,017,788
Repayments of investment certificates	(10,463,199)	(19,885,931)	(11,605,055)
Repayments to banks and others	(46,262)	(136,944)	(5,676)
Issuance of preferred stock	1,403,294	4,505,748	13,328,235
Redemption and retirement of preferred stock	(1,631,743)	(442,529)	(592,585)
Cash dividends	(4,327,418)	(3,599,849)	(3,025,155)

Net cash provided by financing activities	149,059,519	53,181,450	38,944,928

Net increase (decrease) in cash and cash equivalents	(6,881,631)	13,378,006	(18,013,280)
Cash and cash equivalents, beginning of year	37,606,887	24,228,881	42,242,161

Cash and cash equivalents, end of year	$30,725,256	$37,606,887	$24,228,881

See Note 14 for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended September 30, 2002, 2001 and 2000

1.     Summary of Accounting Policies:

Business and Organization

      Summit Securities, Inc., d/b/a National Summit Securities, Inc. in the states of New York and Ohio (the “Company”), was incorporated on July 25, 1990. The controlling interest in the Company is owned by National Summit Corp., a Delaware corporation which is wholly owned by C. Paul Sandifur, Jr. The Company was formerly a wholly owned subsidiary of Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”). Metropolitan is controlled by C. Paul Sandifur, Jr. and his immediate family through his common stock ownership and voting control.

      The Company’s principal subsidiaries include Metropolitan Investment Securities, Inc. (“MIS”), a securities broker/dealer; Summit Property Development, Inc., a real estate development company; Metropolitan Financial Services, Inc., an investment advisory company; Old Standard Life Insurance Company (“Old Standard”), a life insurance company; and its wholly owned subsidiary, Old West Annuity & Life Insurance Company (“Old West”), also a life insurance company.

      The Company’s principal business activity is investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”). The Company has developed several funding sources. The primary sources include the issuance of annuity products; the issuance of debt and equity securities; and a collateralized line of credit. In addition to receivables, the Company invests in U.S. Treasury obligations, mortgage- and asset-backed securities corporate bonds, equity securities, venture capital, and other securities.

      The Company’s annuity products are issued by Old Standard and Old West. Old Standard is domiciled in the state of Idaho and Old West is domiciled in Arizona.

      The Company receives services from certain affiliated entities (the “Affiliated Companies”) for a fee and engages in various business transactions with these entities. The Affiliated Companies are Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”) and its principal subsidiaries which include Western United Holding Company (“Western Holding”), Western United Life Assurance Company (“Western Life”), Consumers Group Holding Co., Inc., Consumers Insurance Co., Inc. (“Consumers”) and Metwest Mortgage Services, Inc., (“Metwest”). The Affiliated Companies are affiliated with the Consolidated Group because of the common control of the Company and the Affiliated Companies by C. Paul Sandifur, Jr.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MIS, Summit Property Development Inc., Metropolitan Financial Services Inc., Old Standard and Old West. All significant intercompany transactions and balances have been eliminated in consolidation.

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

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Accounting Policies (continued)

Investments in Affiliated Companies

      Investments in equity securities of affiliated companies are carried at the lower of cost or estimated net realizable value.

Investments

      The Company has classified its investments in debt and equity securities, other than those of affiliated companies, as “trading,” “available-for-sale” or “held-to-maturity”. The accounting policies related to these investments are as follows:

Trading Securities: Trading securities, consisting primarily of equity and mortgage- and asset-backed securities, are recorded at market value. Trading securities are recorded at fair value based upon independent market quotes. Realized and unrealized gains and losses on these securities are included in the consolidated statements of operations.

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds, equity securities and venture capital investments, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes. The Company continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of income. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Company evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Company to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities the Company considers the security rating and the amount of credit support available for the security.

Equity securities include the Company’s investment in the common stock of the Federal Home Loan Bank of Seattle (“FHLB Seattle”). This stock may only be sold to FHLB Seattle or to another member institution; therefore, it is restricted and is carried at cost. The carrying value of the restricted stock was approximately $1.1 million and $0.7 million at September 30, 2002 and 2001, respectively.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

      Realized gains and losses on investments are calculated on the specific-identification method and are recognized in the consolidated statements of operations in the period in which the investment is sold.

Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable are carried at amortized cost. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized on an individual contract basis using the level yield (interest) method over the remaining contractual term of the receivable. Origination fees, net

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Accounting Policies (continued)

of direct origination costs, are deferred and recognized as interest income using the level yield (interest) method over the contractual term of the receivable.

      For commercial development loans, the Company occasionally negotiates exit fee agreements with the borrower. To the extent the exit fees do not result in an overall yield to the Company that is greater than prevailing market rates after adjusting for the risk, the transaction is accounted for as a loan. If the transaction results in a yield that is greater than the prevailing market rates after adjusting for the risk, the transaction is treated as a loan if the exit fee is less than 50% of the expected residual profits from the development and if the borrower has an equity investment, substantial to the project, that is not funded by the Company. If the transaction meets the requirements to be accounted for as a loan, the exit fee is amortized into income over the estimated life of the loan using the level yield method. If the transaction does not meet the requirements to be treated as a loan, it is accounted for as an investment in real estate.

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

Real Estate Held for Sale and Development

      Real estate held for sale and development is stated at the lower of cost or fair value less estimated costs to sell. The Company principally acquires real estate through foreclosure and acquisition. Cost is determined by the purchase price of the real estate or, for real estate acquired by foreclosure, at the lower of the fair value of the property at the date of foreclosure less estimated selling costs, or carrying value at the date of foreclosure.

      Project costs, including interest, associated with the development of real estate are capitalized and included in the cost basis of the real estate. During the year ended September 30, 2002, the Company capitalized interest of approximately $0.1 million. The Company did not capitalized any interest related to development of real estate during the years ended September 30, 2001 and 2000.

      Occasionally, real estate properties are rented, with the revenue being included in other income and related costs being charged to expense.

      Profit on sales of real estate is recognized when the buyer’s initial and continuing investment is adequate to demonstrate that (1) a commitment to fulfill the terms of the transaction exists, (2) collectibility of the remaining sales price is reasonably assured, and (3) the Company maintains no continuing involvement or obligation in relation to the property sold and transfers all the risks and rewards of ownership to the buyer.

Allowances for Losses

      Allowance for Losses on Receivables. Commercial loans are individually monitored for impairment. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Company determines the allowance for loss based on the estimated fair value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Company

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Accounting Policies (continued)

considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair value of the collateral is less than the carrying value, an allowance for loss is recognized.

      The remaining real estate contracts and mortgage notes receivable portfolio is comprised of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and historical foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

      Allowances for losses on real estate contracts and mortgage notes receivable are based on the carrying value of the receivable, including accrued interest. Accordingly, the Company accrues interest on delinquent receivables until foreclosure.

      Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Company reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of fair value less selling costs or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair value at time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Company may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

      Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the expected fair value, less selling costs, from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Deferred Costs

      Deferred policy acquisition costs, consisting of commissions and other annuity policy costs, are deferred and amortized over the lives of the contracts in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred acquisition costs is adjusted accordingly; such adjustments would be included in current operations.

      Since the amortization of deferred policy acquisition costs is based on the estimated gross profits of the underlying annuity products using current effective crediting rates, increases in the crediting rate environment may accelerate the amortization of these costs in the future.

      Debenture issuance costs, including commissions and other issuance costs, are deferred. Commission costs are amortized over the expected average term of the related debenture bond, which ranges from six months to five years, using the interest method. Other debenture issuance costs are amortized over an average four year average term of the related debenture bond using a straight-line method.

Annuity Reserves

      Premiums for annuities are recorded as annuity reserves under the deposit method of accounting. An obligation is recorded for the premiums assumed under reinsurance transactions with other insurers in annuity reserves.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Accounting Policies (continued)

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

Guaranty Fund Assessments

      The Company’s insurance subsidiaries are subject to insurance guaranty laws in the states in which they write premiums. These laws provide for assessments against insurance companies for the benefit of policyholders and claimants of insolvent life insurance companies. A portion of these assessments can be offset against the payment of future premium taxes. However, future changes in state laws could decrease the amount available for offset. The Company had accrued an estimated liability of approximately $0.5 million, at September 30, 2002 and 2001, for guaranty fund assessments for known insolvencies, net of estimated recoveries through premium tax offsets. As a result of future insolvencies or changes in the assessments of known insolvencies, the guaranty fund liability could change in the near term.

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

      The Company is included in the consolidated income tax return with National Summit Corp., its parent. The consolidating companies have executed a tax allocation agreement, under which income tax provision is computed on a separate return basis. The Company is allocated a current and deferred tax provision from National Summit Corp. as if the Company filed a separate tax return.

Hedging Activities

      The Company is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio, potential trading situations and in anticipation of sales of real estate contracts and other receivable investments. Future transactions are intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities that are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk to benefit from an anticipated movement in the financial markets. At September 30, 2002 and 2001, the Company had no open hedging positions.

Off-Balance-Sheet Instruments

      The Company has outstanding commitments to extend credit to commercial borrowers. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred. Outstanding commitments to extend credit to commercial borrowers were approximately $10.1 million and $11.6 million at September 30, 2002 and 2001, respectively.

Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.     Summary of Accounting Policies (continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

      Certain amounts in the prior years consolidated financial statements have been reclassified to conform with the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

Recent Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market values as necessary. This statement is effective for fiscal years beginning after December 15, 2001. The implementation of this statement on October 1, 2002 did not have a material impact on the consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of ling-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The implementation of this statement on October 1, 2002 did not have a material impact on the consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for financial statements issued on or after May 15, 2002. The implementation of this statement did not have a material impact on the consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities initiated after December 31, 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has completed an evaluation of the effects of this statement and does not believe it will have a material impact on the Company’s financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Investments in Affiliated Companies:

      At September 30, 2002 and 2001, investments in affiliated companies consisted of:

		Cost and Carrying Value
	Number
Type of Shares	of Shares	2002	2001

Metropolitan Mortgage & Securities Co., Inc.:
Class A common	9	$420,205	$420,205
Preferred
Series C	116,094	1,160,942	1,160,942
Series D	24,328	243,278	243,278
Series E-1	105,800	1,058,000	1,058,000
Series E-2	1,400	140,000	140,000
Consumers Group Holding Co., Inc.:
Common	19	—	1,500,000

		$3,022,425	$4,522,425

      Class A common stock is the only voting class of Metropolitan’s stock. Class A common stock is junior to Class B common stock as to liquidation preference. At September 30, 2002 and 2001, no Class B common stock was outstanding. At September 30, 2002 and 2001, the 9 shares of stock the Company owned represented 9.28% of Metropolitan’s outstanding Class A common stock. Metropolitan had total consolidated assets of approximately $1.8 billion at September 30, 2002.

      The preferred stock of Metropolitan has a par value of $10 per share and has liquidation preferences equal to its issue price. The shares are non-voting and are senior to the common shares as to dividends. Dividends are cumulative at variable rates; however, dividends shall be no less than 6% or greater than 14% per annum. At September 30, 2002, the preferred Series C, D, E-1 and E-2 had dividend rates of 7.0%. Neither the common or preferred shares are traded in a public market.

      During the year ended September 30, 2002, the Company sold to Metropolitan its minority interest investment in Consumers Group Holding Company, a subsidiary of Metropolitan. The sale price of approximately $2.3 million was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment. The sale resulted in a gain of approximately $0.8 million.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments:

      A summary of carrying and estimated fair values of investments at September 30, 2002 and 2001 is as follows:

	2002

		Gross	Gross
	Cost or	Unrealized	Unrealized	Estimated
	Amortized Cost	Gains	Losses	Fair Value

Available-for-Sale
Government-backed bonds	$46,879,254	$1,585,123	$—	$48,464,377
Corporate bonds	1,855,580	9,830	(1,375)	1,864,035
Mortgage- and asset-backed securities	97,889,876	2,945,484	(331,946)	100,503,414

Total fixed maturities	146,624,710	4,540,437	(333,321)	150,831,826
Equity securities	11,723,400	536,861	(401,713)	11,858,548
Venture Capital/ Limited Partnership	809,999	—	—	809,999

Totals	$159,158,109	$5,077,298	$(735,034)	$163,500,373

Held-to-Maturity
Government-backed bonds	$3,897,280	$39,734	$—	$3,937,014
Mortgage- and asset-backed securities	1,985,741	166,134	—	2,151,875

Totals	$5,883,021	$205,868	$—	$6,088,889

	2001

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Trading
Mortgage- and asset-backed securities	$16,098,963	$677,421	$(435,077)	$16,341,307
Equity securities	5,529,874	355,742	—	5,885,616

Totals	$21,628,837	$1,033,162	$(435,077)	$22,226,923

Available-for-Sale
Government-backed bonds	$8,532,778	$223,111	$—	$8,755,888
Corporate bonds	250,000	250	—	250,250
Mortgage- and asset-backed securities	58,422,991	984,790	(1,340,854)	58,066,926

Total fixed maturities	67,205,768	1,208,151	(1,340,854)	67,073,065
Equity securities	2,247,296	268,877	(580,985)	1,935,188
Venture Capital/ Limited Partnership	5,876,669	—	(1,254,785)	4,621,884

Totals	$75,329,734	$1,477,028	$(3,176,625)	$73,630,137

      The principal amount of mortgage- and asset-backed securities with required principal or interest payments being in arrears for more than 90 days was approximately $2.0 million and $2.0 million at September 30, 2002 and September 30, 2001, respectively.

      Approximately $36.0 million in available-for-sale securities were pledged to collateralize the note payable to Federal Home Loan Bank at September 30, 2002. Additionally, all held-to-maturity securities at September 30, 2002 were also pledged to collateralize the note payable to Federal Home Loan Bank. At

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

September 30, 2001, no securities were pledged to collateralize the note payable to Federal Home Loan Bank as there were no outstanding borrowings.

      Proceeds from sales of available-for-sale securities during the year ended September 30, 2002 were approximately $63.6 million, which resulted in gross realized gains of approximately $2.3 million and gross realized losses of approximately $0.9 million. Proceeds from sales of available-for-sale securities during the year ended September 30, 2001 were approximately $41.6 million, which resulted in gross realized gains of approximately $2.2 million and gross realized losses of approximately $3.3 million. Proceeds from sales of available-for-sale securities during the year ended September 30, 2000 were approximately $14.6 million, which resulted in gross realized losses of approximately $0.5 million.

      The change in net unrealized gains (losses) on trading securities, recorded in the statements of operations, were approximately ($0.2 million), $0.4 million and $4.2 million during the years ended September 30, 2002, 2001 and 2000, respectively.

      During the years ended September 30, 2002, 2001 and 2000, the Company determined that certain available-for-sale investments, had an other than temporary impairment in value. Accordingly, the carrying value of the investments was decreased by approximately $4.3 million, $3.2 million and $1.4 million, respectively, through a charge to operations.

      The following aggregate investments with individual issuers (excluding U.S. government bonds) held by the Company at September 30, 2002 and 2001 were in excess of ten percent of stockholders’ equity:

Aggregate
Carrying
Issuer	Amount

2002:
Mortgage- and asset-backed securities:
Fannie Mae	$31,497,841
Metropolitan Asset Funding, Inc.	24,321,195
Freddie Mac	19,747,144
First Horizon Asset Securities	7,710,375
Citicorp Mtg Sec, Inc.	7,163,220
Countrywide Home Loan	5,203,400
Metropolitan Trust I Class Notes F	4,838,321
Master Asset Securitizations	4,550,526
Oakwood Mortgage Investors, Inc.	4,265,000
Contimortgage Home Equity	3,967,500
Chicago Ill O Hare Intl Airport Revenue Bond	3,856,193
Bank of America Mtg Securities	3,553,844

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments (continued)

Aggregate
Carrying
Issuer	Amount

2001:
Mortgage- and asset-backed securities:
Metropolitan Asset Funding, Inc.	$33,273,768
Washington Mutual Mtg. Security Corp.	6,078,750
GreenTree Home Improvement	4,180,763
Metropolitan Trust	4,018,452
Oakwood Mortgage Investors, Inc.	3,936,875
Contimortgage Home Equity	3,345,116
Equity securities:
SPDR Trust Series	4,010,496
Venture capital:
Koyah	4,047,884

      The amortized cost and estimated fair values of fixed maturity available-for-sale and held-to-maturity securities at September 30, 2002, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized Cost	Fair Value

Available-for-Sale Securities
Due after one year through five years	$1,855,580	$1,864,035
Due after five years through ten years	1,054,028	1,156,406
Due after ten years	45,825,226	47,307,971

Total non mortgage- and asset-backed securities	48,734,834	50,328,412
Mortgage- and asset-backed securities	97,889,876	100,503,414

	$146,624,710	$150,831,826

Held-to-Maturity Securities
Due after ten years	$3,897,280	$3,937,014

Total non mortgage- and asset-backed securities	3,897,280	3,937,014
Mortgage- and asset-backed securities	1,985,741	2,151,875

	$5,883,021	$6,088,889

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments:

      Real estate contracts and mortgage notes and other receivable investments are comprised of the following at September 30, 2002 and 2001:

	2002	2001

Real estate contracts and mortgage notes receivable	$264,822,603	$220,281,692
Other receivable investments	90,060,257	44,317,237

Real estate contracts and mortgage notes and other receivable investments	$354,882,860	$264,598,929

Real Estate Contracts and Mortgage Notes Receivable

      Real estate contracts and mortgage notes receivable consisted of the following at September 30, 2002 and 2001.

	2002	2001

Commercial(1), face value	$231,340,440	$199,504,892
Undisbursed portion of commercial	(10,093,506)	(11,645,444)

Commercial, net of undisbursed portion	221,246,934	187,859,448
Residential, face value	20,184,476	19,407,841
Other, face value	10,942,493	9,464,495
Unrealized discounts, net of unamortized acquisition costs	(1,083,404)	(4,766,368)
Accrued interest receivable	13,532,104	8,316,276

	$264,822,603	$220,281,692

(1)	The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

      The weighted average interest rates and yields on the Company’s real estate contracts and mortgage notes receivable as of September 30, 2002 and 2001 are as follows:

	2002			2001

	Weighted	Weighted		Weighted	Weighted
	Average	Average		Average	Average
	Interest Rate(1)	Yield	Delinquencies(2)	Interest Rate(1)	Yield	Delinquencies(2)

Commercial	13.0%	15.3%	$62,679,596	13.3%	14.7%	$32,162,791
Residential	8.2%	10.5%	$810,869	9.0%	11.2%	$1,098,402
Other	9.7%	11.7%	$494,165	8.6%	11.9%	$756,727

(1)	Less than 1% of the receivables are subject to variable interest rates.

(2)	The principal amount of delinquent receivables are receivables with required principal or interest payments being in arrears for more than 90 days.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

      Aggregate amounts of receivable maturities at their face value based on estimated prepayment rates are as follows:

		Residential
Fiscal Year Ending September 30,	Commercial	and Other	Total

2003	$88,209,447	$7,382,800	$95,592,247
2004	42,180,807	7,240,969	49,421,776
2005	24,977,167	7,305,606	32,282,773
2006	2,275,754	3,378,690	5,654,444
2007	5,086,685	2,145,679	7,232,364
Thereafter	58,517,074	3,673,225	62,190,299

	$221,246,934	$31,126,969	$252,373,903

      The principal balance of receivables by state that were in excess of ten percent of stockholders’ equity as of September 30, 2002 are as follows:

State	2002

Texas	$15,423,383
Florida	8,219,009
Washington	6,944,730
Hawaii	6,884,026
Washington	6,876,792
Hawaii	5,850,000
Arizona	5,500,000
California	4,620,000
California	4,605,000
Colorado	4,459,352
Arizona	3,995,667
Utah	3,905,000
California	3,835,000
Colorado	3,823,854
Ohio	3,728,932
Florida	3,659,980
Hawaii	3,578,440

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

      At September 30, 2002, the principal balances of the Company’s real estate contracts and mortgage notes receivable are collateralized by real estate in the following regions:

		Residential
	Commercial	and Other

Pacific Southwest	48.08%	30.66%
Southwest	19.63%	17.44%
Pacific Northwest	15.87%	29.43%
Southeast	10.50%	12.70%
Northeast	3.72%	5.46%
Midwest	2.20%	4.31%

	100.00%	100.00%

      The value of real estate properties in these geographic regions can be affected by changes in the economic environment of the specific regions. It is reasonably possible that these values could change in the near term, which would affect the Company’s estimate of its allowance for losses associated with these receivables.

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

      These investments normally are non-interest bearing and are purchased at a discount sufficient to meet the Company’s investment yield requirements. The weighted average yield on these receivables at September 30, 2002 and 2001 was approximately 7.68% and 10.81%, respectively. Contractual maturities range from 2002 to 2035.

      The following is a reconciliation of the face value of the other receivable investments to the Company’s carrying value at September 30, 2002 and 2001.

	2002	2001

Face value of receivables	$119,874,778	$62,135,436
Unrealized discounts, net of unamortized acquisition costs	(29,814,521)	(17,818,199)

	$90,060,257	$44,317,237

      The carrying value of other receivable investments that were more than 90 days delinquent as of September 30, 2002 and September 30, 2001 were approximately $16.6 million and $16.7 million, respectively.

      During the years ended September 30, 2002, 2001 and 2000, the Company sold other receivables with a carrying value of approximately $14.2 million, $4.5 million and $1.6 million, respectively, without recourse and recognized gains of approximately $0.3 million, $50,000 and $56,000, respectively.

      The following other receivable investments, by issuer, were in excess of ten percent of stockholders’ equity at September 30, 2002 and 2001.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate Contracts and Mortgage Notes and Other Receivable Investments (continued)

Aggregate
Carrying
Issuer	Amount

2002:
Palouse Trust 2002-1	$28,920,197
Mirabeau Trust 2001-1	17,212,991
Hawaii Forest Preservation LLC	14,525,601
2001:
Hawaii Forest Preservation LLC	$13,946,601

      Aggregate amounts of contractual maturities of other receivables investments at their face amounts are approximately as follows:

Fiscal Year Ending
September 30,

2003	$16,593,965
2004	14,174,290
2005	30,160,992
2006	10,758,115
2007	9,101,184
Thereafter	39,086,232

$119,874,778

5.     Allowance for Losses on Receivables:

      The following is a summary of the changes in the allowance for losses on receivables for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Beginning balance	$5,146,119	$6,512,642	$3,082,918
Provisions	939,905	687,218	3,886,086
Charge offs:
Commercial Loans	(925,385)	(1,685,424)	—
Residential and other real estate loans	(292,572)	(228,116)	(440,612)
Other receivable investments	(152,578)	(140,201)	(15,750)

Ending balance	$4,715,489	$5,146,119	$6,512,642

      Commercial Loans are individually monitored for impairment. Commercial Loans in arrears for more than 90 days and other loans that the Company considered impaired total approximately $70.5 million and $32.2 million at September 30, 2002 and 2001, respectively, with approximately $3.5 million and $3.0 million established as allowance for losses.

      Residential and other real estate receivables are comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Company establishes its loss on residential and other real estate receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and historical foreclosure and loss experience.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Allowance for Losses on Receivables (continued)

      During the year ended September 30, 2000, the Company established an allowance on its investments in annuity and structured settlement cashflows as the industry began to focus on state and federal collection laws and their applicability to annuity and structured settlement payments. Additionally, during the year ended September 30, 2000, the Company established an allowance against a participation in finance leases purchased from an affiliate.

6.     Real Estate Held for Sale and Development:

      Real estate held for sale and development by region as of September 30, 2002 is as follows:

	Development	Repossessed
Region	Property	Property	Total

Pacific Southwest	$6,982,904	$18,225,423	$25,208,327
Pacific Northwest	3,439,194	4,658,156	8,097,350
Southeast	—	6,452,317	6,452,317
Southwest	1,026,481	4,097,733	5,124,214
Northeast	—	3,391,643	3,391,643

Balances at September 30, 2002	$11,448,579	$36,825,272	$48,273,851

Balances at September 30, 2001	$444,443	$9,146,120	$9,590,563

      At September 30, 2002, the Company had no commitments for construction associated with the development properties.

      The following is a summary of the changes in allowance for losses on real estate held for sale and development for the years ended September 30, 2002, 2001, and 2000.

	2002	2001	2000

Beginning balance	$2,626,303	$242,602	$878,102
Provisions (recoveries)	1,364,100	2,398,619	(429,930)
Charge-offs	(1,674,310)	(14,918)	(205,570)

Ending balance	$2,316,093	$2,626,303	$242,602

      Loss provisions are calculated as the difference between the net realizable value and the carrying value at the measurement date. Any losses on liquidation or subsequent reduction in the net realizable value is charged to operations through provision for losses. The Company periodically evaluates its allowance for losses to determine their adequacy.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Deferred Costs:

      An analysis of deferred costs related to annuity acquisition and investment certificate issuance for the years ended September 30, 2002, 2001 and 2000 is as follows:

	Annuity	Investment
	Acquisition	Certificates	Total

Balance at October 1, 1999	$9,747,787	$1,805,964	$11,553,751
Deferred during the period	4,393,485	636,823	5,030,308
Amortization during the period	(2,870,000)	(844,985)	(3,714,985)

Balance at September 30, 2000	11,271,272	1,597,802	12,869,074
Deferred during the period	3,520,312	1,948,903	5,469,215
Amortization during the period	(2,122,000)	(1,063,039)	(3,185,039)

Balance at September 30, 2001	12,669,584	2,483,666	15,153,250
Deferred during the period	7,771,527	1,520,484	9,292,011
Amortization during the period	(4,200,000)	(1,149,621)	(5,349,621)

Balance at September 30, 2002	$16,241,111	$2,854,529	$19,095,640

      During the year ended September 30, 2001, the Company revised its gross profit estimate to reflect the higher stated yield on its commercial loan portfolio. This resulted in approximately $1.6 million increase in deferred acquisition costs with a corresponding decrease in the amortization of deferred acquisition costs. There were no significant adjustments to the gross profit estimates in the fiscal years ended September 30, 2002 or 2000.

8.     Annuity Reserves:

      Annuity reserves are based upon contractual amounts due the annuity holder including credited interest. Annuity contract interest rates ranged from 3.0% to 7.40% during the year ended September 30, 2002, 3.75% to 7.5% during the year ended September 30, 2001 and 4.7% to 7.9% during the year ended September 30, 2000.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Old Standard reinsures certain single premium deferred annuity contracts underwritten by Western Life. The following is a summary of direct business and reinsurance transactions assumed from Western Life as of and for the years ended September 30, 2002, 2001 and 2000:

		Assumed from
	Direct Amount	Western Life	Total

Balance September 30, 2002:
Premium and annuity considerations	$107,213,977	$56,527,704	$163,741,681

Annuity benefits	$31,852,491	$24,884,602	$56,737,093

Annuity reserves	$272,026,672	$148,258,177	$420,284,849

Balance September 30, 2001:
Premium and annuity considerations	$71,063,030	$694,544	$71,757,574

Annuity benefits	$25,997,370	$9,115,927	$35,113,297

Annuity reserves	$182,975,651	$109,459,087	$292,434,738

Balance September 30, 2000:
Premium and annuity considerations	$49,424,210	$27,434,956	$76,859,166

Annuity benefits	$33,484,357	$18,743,525	$52,227,882

Annuity reserves	$128,040,712	$111,217,445	$239,258,157

9.     Investment Certificates:

      At September 30, 2002 and 2001, investment certificates consist of the following:

Annual Interest Rates	2002	2001

5% to 6%	$2,578,366	$—
6% to 7%	2,760,231	2,745,912
7% to 8%	9,642,836	5,079,000
8% to 9%	64,628,754	48,615,000
9% to 10%	24,394,235	28,712,000

	104,004,422	85,151,912
Compound and accrued interest	9,673,203	7,949,361

	$113,677,625	$93,101,273

      The weighted average interest rate on outstanding investment certificates was approximately 8.4% and 8.6% at September 30, 2002 and 2001, respectively.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investment certificates (including principal and compound and accrued interest) mature as follows:

Fiscal Year Ending
September 30,

2003	$14,855,871
2004	15,783,365
2005	32,276,353
2006	18,769,452
2007	25,666,226
Thereafter	6,326,358

$113,677,625

      The Company has a current registration $50.0 million of Investment Certificates, Series B and B-1, of which a face amount of approximately $29.1 million was remained unissued at September 30, 2002. The current registration expires on January 31, 2003.

10.     Debt Payable:

      At September 30, 2002 and 2001, debt payable consists of the following:

	2002	2001

Real estate contracts and mortgage notes payable, interest rates ranging from 5.25% to 8.0%, due in installments through 2010, collateralized by senior liens on certain of the Company’s real estate contracts, mortgage notes receivable and real estate held for sale	$121,763	$160,376
Notes payable to Federal Home Loan Bank of Seattle (FHLB), interest rates ranging from 1.95% to 4.29%, maturity dates ranging from October 2002 to September 2009, collateralized by $42.1 million of various pledged securities	27,500,000	—
Note payable to Metropolitan Mortgage & Securities Co., Inc., interest at 9.38% and 10% per annum, due in annual installments through 9/30/2012 and 9/30/2011, for 2002 and 2001, respectively; collateralized by other receivable investments with face values of $17.9 million and $15.7 million and carrying values of $13.3 million and $10.7 million, for 2002 and 2001, respectively	13,246,825	10,900,800
Accrued interest payable	20,003	963

	$40,888,591	$11,062,139

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate amounts of principal and accrued interest payments due on debt payable are as follows:

Fiscal Year Ending
September 30,

2003	$21,869,753
2004	937,204
2005	1,097,118
2006	1,146,887
2007	1,226,468
Thereafter	14,611,161

$40,888,591

11.     Income Taxes:

      The Company has recorded net deferred tax assets of $619,811 and $3,836,841 at September 30, 2002 and 2001, respectively. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities as of September 30, 2002 and 2001 is as follows:

	2002

	Assets	Liabilities

Net operating loss carryforwards	$2,637,511	$
Allowance for losses on receivables	461,157
Allowance on real estate	1,379,290
Annuity reserves, net of policy claims	301,352
Contributions carryover	32,764
Accrued vacation	72,268
Other than temporary impairments of investments	660,268
Guaranty fund assessments	165,810
Partnership investments	753,324
Deferred annuity acquisition costs			4,276,917
Unrealized gains on available for sale securities			1,452,541
Office properties and equipment			27,941
Other			86,534

Total deferred income taxes	$6,463,744		$5,843,933

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

	Assets	Liabilities

Allowance for losses on real estate and receivables	$1,669,822	$
Allowance on real estate	1,481,111
Annuity reserves, net of policy claims	477,385
Unrealized losses on available for sale securities	577,862
Contributions carryover	32,645
Accrued vacation	33,706
Net operating loss carryforwards	2,989,136
Guaranty fund assessments	163,236
Deferred annuity acquisition costs			3,527,314
Partnership investments			164,859
Management fee payment			7,372
Office properties and equipment			7,857
Other	152,415		33,075

Total deferred income taxes	$7,577,318		$3,740,477

      The Company has not established a valuation allowance against any deferred tax assets, as it is more likely than not that these assets will be realized due to the future reversals of existing taxable temporary differences, sale of appreciated assets and the probability of the generation of future taxable income. Realization is dependent on the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. The amount of the deferred tax asset considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

      At September 30, 2002, the Company’s remaining net operating loss carryforwards of approximately $7.8 million, which if not utilized, expire in years 2006 through 2022.

      The components of the provision (benefit) for income taxes for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Current	$695,937	$2,094,705	$(80,840)
Deferred	1,317,586	(4,700,157)	1,543,112

	$2,013,523	$(2,605,452)	$1,462,272

      The following is a reconciliation of the provision for income taxes to an amount computed by applying the statutory federal income tax rate to income before income taxes for the years ended September 30, 2002, 2001 and 2000.

	2002		2001		2000

Federal income tax at statutory rate	$2,179,676	34%	$(1,732,696)	34%	$1,885,134	34%
Affiliate corporate dividend received deduction	(98,397)	(2)	(52,479)	1	(49,406)	(1)
Small life insurance company deduction	—	—	(309,135)	7	(376,732)	(7)
Other	(67,756)	(1)	(511,142)	12	3,276	—

Income tax (benefit) provision	$2,013,523	31%	$(2,605,452)	54%	$1,462,272	26%

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Stockholders’ Equity:

      A summary of preferred and common shares at September 30, 2002 and 2001 is as follows:

				Issued and Outstanding Shares

		Authorized Shares		2002		2001
	Par
	Value	2002	2001	Shares	Amount	Shares	Amount

Registered preferred stock:
Series S-1	$10.00	185,000	185,000	35,437	$354,367	36,231	$362,312
Series S-2	10.00	150,000	150,000	7,980	79,802	8,464	84,644
Series S-RP	10.00	80,000	80,000	—	—	—	—
Series S-3	2.50	3,800,000	1,800,000	987,518	2,468,796	1,025,430	2,563,576
Series R	10.00	300,000	300,000	32,761	327,611	23,908	239,084
Series T	10.00	200,000	200,000	7,551	75,508	7,551	75,508

		4,715,000	2,715,000	1,071,247	$3,306,084	1,101,584	$3,325,124

Common stock	$10.00	2,000,000	2,000,000	10,000	$100,000	10,000	$10,000

      The Company has authorized 10,000,000 total shares of preferred stock. The Company has the right, without further stockholder approval, to establish additional series of preferred stock with provisions different than those described below for the Series S-1, S-2, S-3 and S-RP preferred stock.

      Series S-1, S-2 and S-3 preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to (1) the highest of the three-month U.S. Treasury Bill rate, the ten year constant maturity rate or the twenty year constant maturity rate as defined in the offering prospectus determined immediately prior to declaration date, plus (2) one-half of one percentage point (0.5%). The board of directors may, at its sole option, declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

      Series R and T preferred stock is cumulative and the holders thereof are entitled to receive monthly dividends at an annual rate equal to (1) the highest of the three-month U.S. Treasury Bill Rate, the ten year constant maturity rate or the twenty year constant maturity rate as defined in the offering prospectus determined immediately prior to declaration date, plus (2) one percentage point (1%). The Company’s investment committee may declare a higher dividend rate; however, dividends shall be no less than 6% or greater than 14% per annum.

      Series S-1, S-2, S-RP, R and T preferred stock have a par value of $10 per share and were or will be sold to the public at $100 per share. Series S-1, S-2, R and T shares are callable at the sole option of the board of directors at $100 per share.

      On April 8, 2002, the Company’s Board of Directors declared a stock split of the Company’s Variable Rate Cumulative Preferred Stock, Series S-3 (the “Series S-3 Preferred Stock”). On May 5, 2002, each outstanding share of Series S-3 Preferred Stock was converted into four shares of Series S-3 Preferred Stock. Accordingly, the par value and liquidation preference of each such share was adjusted from $100.00 per share to $25.00 per share to reflect the split. Series S-3 preferred stock has a par value of $2.50 per share and was or will be sold to the public at $25 per share. Series S-3 shares are callable at the sole option of the board of directors at $25 per share.

      All preferred shares have liquidation preferences equal to their issue price, are non-voting and are senior to the common shares as to dividends. All preferred stock dividends are based upon the original issue price. Additionally series R and T are subordinate to series S-1, S-2 and S-3 as to liquidation preference.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity (continued)

      The payment of dividends by the Company’s wholly owned life insurance subsidiaries is subject to certain restrictions imposed by statute by the respective state of domicile. Dividends can only be paid out of earned surplus. Earned surplus includes accumulated statutory basis earnings of the Company’s life insurance subsidiaries, but excludes surplus arising from unrealized capital gains or the revaluation of assets. Old Standard’s amount of surplus available for dividends at September 30, 2002 was approximately $1.4 million. At September 30, 2002, Old West was restricted from paying dividends due to lack of surplus funds.

13.     Statutory Accounting and Regulatory Capital (unaudited):

      The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (“GAAP”). Selected differences between the statutory and the GAAP financial statements (after eliminating Old Standard’s investment in subsidiary earnings of Old West) for the insurance subsidiaries as of and for the years ended September 30, 2002, 2001 and 2000 are as follows:

	Old Standard		Old West

	Statutory	GAAP	Statutory	GAAP

Capital and surplus/stockholders’ equity:
2002	$44,822,546	$66,993,713	$31,611,299	$38,356,151
2001	34,538,527	56,975,553	20,672,393	27,628,088
2000	17,439,222	28,192,310	8,025,515	11,070,837
Net income (loss):
2002	$3,779,107	$7,365,143	$4,796,194	$5,208,548
2001	5,651,456	6,944,431	(411,163)	519,528
2000	1,976,505	1,595,680	851,823	1,832,061
Unassigned statutory surplus (deficit) and retained earnings (accumulated deficit)
2002	$1,422,546	$29,284,620	$(2,696,101)	$8,044,483
2001	(861,473)	21,598,265	(4,635,007)	2,444,106
2000	(360,778)	12,067,995	(3,081,885)	1,924,557

      State regulatory authorities of Idaho and Arizona impose minimum risk-based capital requirements on insurance enterprises that were developed by the NAIC. The formulas for determining the amount of risk-based capital (RBC) specify various weighting factors that are applied to financial balances or various levels of activity based on perceived degree of risk. Regulatory compliance is determined by a ratio of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. At December 31, 2001, the life insurance subsidiaries’ statutory-basis surplus exceeded the RBC requirements.

      The National Association of Insurance Commissioners (the “NAIC”) adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The adoption of the Codification guidance on January 1, 2001 resulted in a $24,218 charge to the Old Standard’s statutory basis capital and surplus and a $43,130 increase to Old West’s statutory basis capital and surplus.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Statutory Accounting and Regulatory Capital (unaudited) (continued)

      The life insurance subsidiaries of the Company are required to file statutory financial statements with state insurance regulatory authorities in their states of domicile. Accounting principles used to prepare these statutory financial statements differ from generally accepted accounting principles (“GAAP”). A reconciliation of GAAP net income to statutory net income for the years ended September 30, 2002, 2001 and 2000, respectively, is as follows:

	2002	2001	2000

Net Income—GAAP	$12,573,691	$7,463,959	$3,427,741
Adjustments to reconcile:
Deferred policy acquisition cost	(3,503,173)	(1,006,490)	(1,503,689)
State insurance guaranty fund	(221,541)	(255,524)	(180,615)
Annuity reserves and benefits	258,580	2,205,948	(2,418,256)
Capital gains and IMR amortization	853,639	(1,944,889)	2,488,235
Allowance for losses	—	—	2,227,969
Federal income taxes	1,934,693	(1,497,601)	(204,595)
Net investment income adjustment	(3,320,588)	274,890	(1,068,111)
Other	—	—	59,649

Net Income—Statutory	$8,575,301	$5,240,293	$2,828,328

14.     Supplemental Disclosures for Statements of Cash Flows:

      Supplemental information on interest and income taxes paid during the years ended September 30, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Interest paid	$8,820,442	$9,704,419	$5,819,172
Income taxes paid	1,035,358	1,061,791	1,626,760

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Supplemental Disclosures for Statements of Cash Flows (continued)

      Non-cash investing and financing activities of the Company during the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Assumption of other debt payable in conjunction with purchase of real estate contracts and mortgage notes receivable	$—	$—	$5,000
Real estate acquired through foreclosure	33,877,800	5,593,869	7,198,196
Other receivable investment acquisitions financed with a note payable	3,000,000	—	10,900,800
Receivables originated to facilitate the sale of real estate	840,000	—	—
Transfer of securities from trading to available-for-sale	16,599,912	4,662,396	—
Transfer of securities from held-to-maturity to available-for-sale	—	4,616,744	—
Transfers between annuity products	6,649,222	6,905,004	6,351,095
Investment purchases pending settlement	—	3,120,821	—
Investment sales pending settlement	—	7,190,730	—

      During the fiscal years ended September 30, 2002 and 2001, changes in the Company’s investment strategy affected the classification of trading securities as they no longer qualified as investments held principally for the purpose of selling them in the near term. Accordingly, the Company reclassified approximately $16.6 million and $4.7 million during the fiscal years ended September 30, 2002 and 2001, respectively from trading to available-for-sale. At September 30, 2002, the Company did not have an active trading portfolio.

      At the date of initial application of SFAS No. 133, this statement provided that an entity may transfer any held-to-maturity security into the available-for-sale category or the trading category. Accordingly, as part of its implementation of SFAS No. 133 on October 1, 2000, the Company reclassified approximately $4.6 million of investments from held-to-maturity to available-for-sale. The unrealized gain on the date of transfer was $0.1 million and was included in other comprehensive income.

15.     Business Segment Reporting:

      The Company principally operates in four industry segments which encompasses: (1) the investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock; (2) annuity operations; (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties; and (4) broker/dealer activities.

      The accounting policies of the Company’s business segments are the same as those described in Note 1. All transactions between segments are eliminated. The Company allocates certain overhead and operating expenses amongst its segments.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Business Segment Reporting (continued)

      Information about the Company’s separate business segments and in total as of and for the years ended September 30, 2002, 2001 and 2000 is as follows:

			Property
		Annuity	Development
	Investing	Operations	Operations	Broker/Dealer	Total

September 30, 2002:
Revenues	$4,282,390	$57,570,727	$3,518,271	$7,434,422	$72,805,810
Income (loss) from operations	(12,607,928)	18,865,756	(179,925)	332,907	6,410,810
Identifiable assets, net	44,962,616	575,319,908	788,336	1,368,906	622,439,766
Depreciation and amortization	1,948	43,366	16,422	10,841	72,577
Capital expenditures	29,175	195,134	18,195	29,020	271,524
September 30, 2001:
Revenues	$4,222,937	$36,047,871	$1,144,281	$6,793,412	$48,208,501
Income (loss) from operations	(14,844,929)	9,403,805	(149,170)	494,128	(5,096,166)
Identifiable assets, net	72,885,598	361,990,196	288,827	1,423,690	436,588,311
Depreciation and amortization	184	25,433	15,414	10,842	51,872
Capital expenditures	—	835	6,905	0	7,740
September 30, 2000:
Revenues	$16,967,341	$24,580,154	$1,974,994	$6,055,291	$49,577,780
Income (loss) from operations	1,093,316	4,619,705	(485,414)	316,904	5,544,511
Identifiable assets, net	82,836,352	275,511,188	83,690	894,356	359,325,586
Depreciation and amortization	826	24,336	17,694	10,404	53,261
Capital expenditures	—	21,082	11,746	13,926	46,754

16.     Related-Party Transactions:

      The Company had the following related-party transactions with Metropolitan and its affiliates during the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

Real estate contracts and mortgage notes receivable and other receivable investments purchased from Metropolitan or affiliates	$51,376,208	$15,228,343	$32,874,576
Receivable acquisition fees paid to Metropolitan	810,998	924,751	111,090
Proceeds from real estate contracts mortgage notes receivable and other receivable investments sold to Metropolitan or its affiliates	1,404,024	—	8,910,886
Gains on real estate contracts and mortgage notes receivable and other receivable investments sold to Metropolitan or its affiliates	79,868	—	300,523
Proceeds from sales of minority interest investment to Metropolitan	2,325,945	—	—
Gains on sales of minority interest investment to Metropolitan	825,945	—	—
Purchase of residual interest in securitization from Metropolitan	—	—	1,196,701

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Related-Party Transactions (continued)

	2002	2001	2000

Ceding of annuity premiums from Western Life	$56,527,704	$694,544	$27,434,956
Policyholder benefits reimbursed to Western Life	24,884,602	9,115,927	18,840,440
Annuity servicing fees paid to Western Life	486,541	441,703	374,964
Ceding commissions paid to Western Life	3,324,726	74,737	1,479,000
Service fees charged to Metropolitan for property development assistance	3,519,206	1,144,281	1,974,994
Commissions and service fees charged to Metropolitan on sale of Metropolitan’s debentures, preferred stock and note offering	5,408,006	3,022,199	4,717,219
Administrative service paid to Metropolitan	5,993,827	4,661,305	480,682
Servicing and collection fees paid to Metropolitan affiliate	1,063,763	1,113,909	403,573
Net change in note receivable from Metropolitan	(1,206,161)	(96,484)	(8,007,289)
Net change in notes payable to Metropolitan	2,346,025	—	10,900,800
Net interest received (paid) on notes receivable from and payable to Metropolitan	(736,477)	(617,580)	1,190,359
Dividends received on investment in affiliated companies’ preferred stock	204,856	205,693	217,067

      At September 30, 2002 and 2001, the Company had net payable to affiliates of $8.5 million and $3.4 million, respectively. At September 30, 2002 and 2001, the outstanding note payable to Metropolitan was approximately $13.2 million and $10.9 million. At September 30, 2002 and 2001, the outstanding note receivable from Metropolitan was approximately $3.2 million and $4.4 million, respectively.

      The Company’s receives acquisition services from Metropolitan for a fee pursuant to the terms of a Management, Receivable Acquisition and Servicing Agreement. The fee is based upon yield requirements established by Summit, Old Standard and Old West. Metropolitan charges, as its receivable acquisition service fee, the difference between the yield requirement and the yield Metropolitan actually negotiated when the receivable was acquired. The agreements are non-exclusive and may be terminated in whole or part by either party upon notice.

      During the year ended September 30, 2000, Summit purchased a participation in certain structured settlement and lease equipment receivables from Metropolitan at estimated fair value. The purchase price of approximately $13.6 million was financed in part by a $10.9 million note receivable with the participated receivables pledged as collateral. During the fiscal year ended September 30, 2002, Summit purchased the remaining interest in the structured settlements that they had acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million, which was derived from future expected cash flows discounted at an 8.5% market rate, was financed in part by increasing the existing note payable to Metropolitan.

      On March 28, 2002, Old Standard and Old West agreed to purchase a 69.20% undivided beneficial interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $11.2 million. The purchase price of was derived from future expected cash flows discounted at a 6.957% market rate.

      On August 15, 2002, Old Standard and Old West agreed to purchase the remaining interest in a certain Lottery Trust owned by Western Life at a fair value of approximately $6.2 million. The purchase price of was derived from future expected cash flows discounted at a 5.527% market rate. Additionally, on August 15, 2002, Old Standard and Old West agreed to purchase a 95.83% undivided beneficial interest in a certain Lottery

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Related-Party Transactions (continued)

Trust owned by Western Life at a fair value of approximately $29.1 million. The purchase price of was derived from future expected cash flows discounted at a 5.888% market rate.

      Investment diversification was the primary purpose for entering into the lottery trust and structured settlement purchase and sale agreements. The market rates on the above lottery trust sales were calculated as 2.0% basis points over the Treasury benchmark as of the date of the sale, which is consistent with corporate bonds with similar credit profiles along with recent transactions involving large blocks of lottery receivables.

      During the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at estimated fair value of approximately $13.1 using a discount rate of 12%. At September 30, 2002, this receivable is in default.

      During the fiscal year ended September 30, 2002, Summit agreed to sell their minority investment in Consumers Group Holding Company, a subsidiary of Metropolitan, to Metropolitan. The purchase price of approximately $2.3 million, which resulted in a gain of approximately $0.8 million, was based on an estimated fair value of Consumers Group Holding of approximately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment.

      Old Standard entered into a reinsurance agreement with Western Life, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on certain annuity products. The reinsurance agreement is an ongoing arrangement with no stated expiration or termination date, although each may stop and restart at their discretion upon providing a 30-day advance written notice. Ceding allowances are paid by Old Standard to compensate Western Life for a portion of its annuity issuance costs. Additionally, Western Life receives a fee from Old Standard for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

      Summit Property Development provides real estate development services to Metropolitan and Western Life for a fee. Such services may include, but are not limited to the following: sales, marketing, market analysis, architectural services, design services, subdividing properties and coordination with regulatory groups to obtain the approvals which are necessary to develop a particular property.

      MIS sells the securities products of Metropolitan and of Summit. Metropolitan pays commissions to MIS for the sale of Metropolitan’s securities pursuant to the terms of a written Selling Agreement. The commission rate charged by MIS depends on the type of security sold, its stated term and whether the security sale involved a reinvestment by a prior investor or a new investment.

      The Company pays Metwest, an affiliate of Metropolitan, a fee for providing Receivable servicing. Additionally, the Company pays Metropolitan a fee for providing accounting, data processing, and other administrative services. During the year ended September 30, 2001, the Company entered into an agreement with Metropolitan to change the methodology for allocating the service fee and administrative charges to a cost sharing arrangement from a fixed and calculated fee arrangement. Management believes that the fixed and calculated fee arrangement did not result in a reimbursement to Metropolitan of all significant direct expenses incurred on behalf of the Consolidated Group. Currently, management anticipates that Metropolitan will continue to supply these services in the future.

      Metropolitan sponsors a Retirement Savings Plan (the “Plan”), authorized under Section 401(k) of the Tax Reform Act of 1986, as amended. This Plan is available to all of the Company’s employees over the age of 18 upon completion of six months of service. Prior to January 1, company employees may defer from 1% to 15% of their compensation in multiples of whole percentages. Effective January 1, 2002, the plan was amended to allow employees to defer from 1% to 80% of their compensation up to the annual maximum amount as determined by the IRS.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Related-Party Transactions (continued)

      Prior to January 1, 1999, if Metropolitan had a net profit for the fiscal year ending within a calendar year, a match equal to 50% of pre-tax contributions up to 6% of the participant’s compensation was credited to the account of each active participant on December 31. Effective January 1, 1999, the plan was amended to modify the employer match to a discretionary matching contribution equal to a uniform percentage of the amount of the participant contribution, up to 6% of the participant’s annual compensation. The uniform percentage is to be determined annually by Metropolitan. Metropolitan may also make an additional discretionary contribution during any plan year. The Company’s contributions to the Plan were approximately $77,000 during the year ended September 30, 2002.

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

Publicly Traded Investment Securities—Fair value is determined by quoted market prices.

Non-Publicly Traded Investment Securities—Fair value is derived from quoted market prices for securities with similar characteristics and risks or is estimated based upon expected discounted future cash flows. When determining expected future cash flows, the Company considers interest rates, estimated prepayment rates, collateral value, and historical default rates experienced by the securities.

Real Estate Contracts and Mortgage Notes Receivable—For receivables, (excluding accrued interest receivable), fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. For residential mortgage notes receivable, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates. The prepayment estimates are based upon internal historical data. The discount rate is estimated using rates currently offered for receivables of similar characteristics that reflect the credit and interest rate risk inherent in the receivable.

Other Receivable Investments—The fair value of other receivable investments is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for investments with similar credit ratings and similar remaining maturities.

Annuity Reserves—The fair value of annuity reserves is based on the discounted value of contractual cash flows. The discount rate is determined using the rates currently offered for similar annuity reserves.

Investment Certificates and Debt Payable—The fair value of investment certificates and debt payable is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for debt with similar remaining maturities.

Off-Balance-Sheet Financial Instruments—Fair value approximates the notional amount of commitments to extend credit because advances bear current interest rates and are made contingent to the borrowers compliance with the existing loan agreement.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Fair Value of Financial Instruments (continued)

      The estimated fair values of the following financial instruments as of September 30, 2002 and 2001 are as follows:

	2002		2001

	Carrying		Carrying
	Amounts	Fair Value	Amounts	Fair Value

Financial assets:
Cash and cash equivalents	$30,725,256	$30,725,256	$37,606,887	$37,606,887
Investments in affiliated companies	3,022,425	3,022,425	4,522,425	4,522,425
Investments:
Trading securities	—	—	22,226,923	22,226,923
Available-for-sale securities	163,500,373	163,500,373	73,630,137	73,630,137
Held-to-maturity securities	5,883,021	6,088,889	—	—
Real estate contracts and mortgage notes receivable	251,290,499	253,947,097	211,965,416	225,762,867
Other receivable investments	90,060,257	95,028,894	44,317,237	44,328,959
Financial liabilities:
Annuity reserves	420,284,849	425,820,042	292,434,738	292,512,087
Investment certificates— principal and compound interest	112,242,163	112,856,385	91,893,912	93,144,901
Debt payable— principal	40,868,588	40,898,646	11,061,176	11,504,221
Off-balance sheet instruments:
Commitments to extend credit	10,093,506	10,093,506	11,645,444	11,645,444

Limitations—The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of these financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

18.	Parent Company Only Financial Statements:

      The condensed balance sheets of Summit Securities, Inc. (“Summit” or the “parent company”) at September 30, 2002 and 2001 are as follows:

	2002	2001

ASSETS
Cash and cash equivalents	$2,386,297	$765,617
Investments	12,040,475	16,824,924
Real estate contracts and mortgage notes receivable and other receivable investments, net	51,293,059	45,143,848
Real estate held for sale, net	2,667,925	3,590,169
Equity in subsidiary companies	81,395,894	58,116,402
Deferred cost, net	3,832,940	3,205,955

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements (continued)

	2002	2001

Other assets, including receivable from affiliates	152,529	1,758,496
Deferred income taxes	9,940,586	6,374,345

Total assets	$163,709,705	$135,779,756

LIABILITIES
Investment certificates and accrued interest	$113,677,625	$93,101,273
Debt payable	13,275,337	10,930,340
Accounts payable, including payable to affiliates	1,240,334	60,781

Total liabilities	$128,193,296	$104,092,394

STOCKHOLDERS’ EQUITY
Preferred stock (liquidation preference $33,060,840 and $33,251,240)	3,306,084	3,325,124
Common stock, $10 par, 10,000 issued and outstanding	100,000	100,000
Additional paid-in capital	26,810,732	27,020,141
Accumulated other comprehensive income (loss)	2,865,893	(1,121,734)
Retained earnings	2,433,700	2,363,831

Total stockholders’ equity	35,516,409	31,687,362

Total liabilities and stockholders’ equity	$163,709,705	$135,779,756

      Summit’s condensed statements of income for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenues:
Interest and other investment income	$5,276,037	$6,360,869	$6,245,087
Fees, commissions, services and other income	411,315	83,018	32,844
Real estate sales	822,650	581,800	934,990
Net gains (losses) on investments and receivables	(2,577,500)	(2,564,238)	5,446,717

Total revenues	3,932,502	4,461,449	12,659,638

Expenses:
Interest expense	10,449,960	9,252,139	6,616,694
Cost of real estate sold	824,301	580,759	944,413
Provision for losses on real estate assets	657,202	3,345,172	1,752,889
Salaries and employee benefits	193,613	425,418	560,999
Other operating expenses	4,146,487	5,186,644	1,536,785

Total expenses	16,271,563	18,790,132	11,411,780

Income (loss) from operations before income taxes and equity in net income of subsidiaries	(12,339,061)	(14,328,683)	1,247,858
Income tax (provision) benefit	4,239,141	4,742,608	(379,460)

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements (continued)

	2002	2001	2000

Income (loss) before equity in undistributed net income of subsidiaries	(8,099,920)	(9,586,075)	868,398
Equity in undistributed net income of subsidiaries	12,497,208	7,095,361	3,213,841

Net income (loss)	$4,397,288	$(2,490,714)	$4,082,239

      Summit’s condensed statements of cash flows for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$4,397,288	$(2,490,714)	$4,082,239
Adjustments to reconcile net income to net cash from operating activities	(1,980,719)	4,766,369	(9,607,290)

Net cash provided by (used in) operating activities	2,416,569	2,275,655	(5,525,051)

Cash flows from investing activities:
Principal payments on real estate contracts and mortgage notes receivable and other receivable investments	11,724,838	5,695,286	30,580,520
Proceeds from sales of real estate contracts and mortgage notes receivable and other receivable investments	9,362,117	310,214	4,280,696
Acquisition of real estate contracts and mortgage notes and other receivable investments	(20,501,742)	1,355,058	(37,549,338)
Proceeds from real estate sales	822,650	581,800	934,990
Purchase of investments	—	(1,001,798)	(2,562,705)
Proceeds from sales of investments	5,467,542	—	—
Proceeds from maturities of investments	179,316	273,747	131,668
Additions to real estate held for sale	(98,011)	(1,574,857)	(305,726)
Net change in investment in and advances to subsidiaries	(21,520,996)	(30,741,877)	(3,616,666)

Net cash used in investing activities	(14,564,286)	(25,102,427)	(8,106,561)

Cash flows from financing activities:
Repayments to banks and others	(656,974)	(108,553)	(4,269)
Debt issuance costs	(626,985)	(1,203,702)	(694,589)
Proceeds from issuance of investment certificates	30,071,423	42,954,859	9,183,528
Repayments of investment certificates	(10,463,199)	(19,885,931)	(11,605,055)

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements (continued)

	2002	2001	2000

Issuance of preferred stock, net of redemptions from related party	(228,449)	4,063,219	12,735,650
Cash dividends	(4,327,419)	(3,599,849)	(3,025,155)

Net cash provided by financing activities	13,768,397	22,220,043	6,590,110

Net change in cash and cash equivalents	1,620,680	(606,729)	(7,041,502)
Cash and cash equivalents, beginning of year	765,617	1,372,346	8,413,848

Cash and cash equivalents, end of year	$2,386,297	$765,617	$1,372,346

      Non-cash investing and financing activities not included in Summit’s condensed statements of cash flows for the years ended September 30, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Real estate acquired through foreclosure	$534,663	$3,797,203	$719,997
Other receivable investment acquisitions financed with a note payable	3,000,000	—	10,900,800
Assumption of debt payable in conjunction with acquisition of real estate contracts and mortgage notes receivable or foreclosed real estate	—	—	5,000
Transfer of securities from trading to available-for-sale	—	4,078,396	—

      Accounting policies followed in the preparation of the preceding condensed financial statements of Summit (parent company only) are the same as those policies described in the consolidated financial statements except that the equity method was used in accounting for the investments in and net income from subsidiaries.

      At September 30, 2002 and 2001, Summit’s debt payable consists of the following:

	2002	2001

Real estate contracts and mortgage notes payable, interest rates ranging from 5.25% to 8.00%, due in installments through 2020; collateralized by senior liens on certain of the Company’s real estate contracts, mortgage notes receivable and real estate held for sale	$28,326	$29,358
Note payable to Metropolitan Mortgage & Securities Co., Inc., interest at 9.38% and 10% per annum, due in annual installments through September 2012 and September 2011, for 2002 and 2001, respectively. Notes were collateralized by other receivable investments with face values of $17,851,247 and $15,661,565 and carrying values of $13,285,466 and $10,691,815, for 2002 and 2001, respectively	13,246,825	10,900,800
Prepaid interest	186	183

	$13,275,337	$10,930,340

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements (continued)

      Aggregate amounts of principal payments due on the parent company’s debt payable are expected to be as follows:

Fiscal Year Ending
September 30,

2003	$849,937
2004	937,204
2005	1,025,120
2006	1,146,887
2007	1,226,468
Thereafter	8,089,721

$13,275,337

      At September 30, 2002 and 2001, Summit’s investment certificates consisted of the following:

Annual Interest Rates	2002	2001

5% to 6%	$2,578,366	$—
6% to 7%	2,760,231	2,745,912
7% to 8%	9,642,836	5,079,000
8% to 9%	64,628,754	48,615,000
9% to 10%	24,394,235	28,712,000

	104,004,422	85,151,912
Compound and accrued interest	9,673,203	7,949,361

	$113,677,625	$93,101,273

      Maturities of the parent company’s investment certificates are as follows:

Fiscal Year Ending
September 30,

2003	$14,855,871
2004	15,783,365
2005	32,276,353
2006	18,769,452
2007	25,666,226
Thereafter	6,326,358

$113,677,625

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Parent Company Only Financial Statements (continued)

      Summit had the following related-party transactions with its various subsidiaries and affiliated entities:

	2002	2001	2000

Real estate contracts, mortgage notes and other receivable investments purchased through Metropolitan or affiliates	$—	$1,315,203	$31,187,837
Contract acquisition costs charged to Summit on purchased real estate contracts, mortgage notes and other receivable investments, including management underwriting fees	810,998	89,267	16,793
Purchase of residual interest in securitization from Metropolitan	—	—	1,196,701
Proceeds on sales or real estate contracts, mortgage notes and other receivable investments to Metropolitan or its affiliates	—	—	4,066,924
Realized net gains on sales of receivables to Metropolitan or its affiliates	—	—	13,571
Dividends received on affiliated companies’ stock investments	204,856	—	217,067
Net change in notes receivable from Metropolitan	(1,206,161)	—	(10,000,000)
Net change in notes payable to Metropolitan	2,346,025	—	10,900,800
Net interest received on note receivable or payable to Metropolitan	(736,477)	1,090,080	1,002,139
Servicing and collection fees charged by a Metropolitan affiliate	1,995,963	2,292,481	92,484
Proceeds from sales of minority interest investment to Metropolitan	2,325,945	—	—
Gains on sales of minority interest investment to Metropolitan	825,945	—	—

      During the year ended September 30, 2000, the Company purchased a participation in certain structured settlements from Metropolitan and a participation in certain lease equipment receivables from a subsidiary of Metropolitan at estimated fair value. The purchase price for the structured settlements of approximately $8.1 million and the lease equipment receivables of approximately $5.5 million were financed in part by a $10.9 million note payable with the participated receivables pledged as collateral. Additionally, during the year ended September 30, 2002, the Company agreed to purchase from Metropolitan the remaining participation in certain structured settlements acquired from Metropolitan during the fiscal year ended September 30, 2000. The purchase price of approximately $4.8 million was derived from future expected cash flows discounted at an 8.5% market rate. Investment diversification was the primary purpose of entering into the lottery trust and structured settlement purchase and sale agreements. The outstanding balance on the note receivable at September 30, 2002 and 2001 was $13.2 million and $10.9 million, respectively.

      Additionally, during the year ended September 30, 2000, the Company purchased an $18 million non-interest bearing contract receivable, collateralized by timber rights in Hawaii from Metropolitan at an estimated fair value of approximately $13.2 million using a discount rate of 12%.

      During the year ended September 30, 2002, the Company sold to Metropolitan its minority interest investment in Consumers Group Holding Company, a subsidiary of Metropolitan. The sale price of approximately $2.3 million was based on an estimated fair value of Consumers Group Holding of approxi-

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.        Parent Company Only Financial Statements (continued)

mately two times the adjusted book value, discounted to approximately the adjusted book value due to the minority interest nature of the investment. The sale resulted in a gain of approximately $0.8 million.

19.	Supplementary Financial Information (unaudited):

      Supplementary financial information of the Company for each three month period (September 30, June 30, March 31 and December 31) of the years ended September 30, 2002 and 2001 are as follows:

	Three months ended

	September	June	March	December	September	June	March	December
	2002	2002	2002	2001	2001	2001	2001	2000

	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues	$23,312 (1)	$17,775	$14,762 (2)	$16,956	$14,834	$14,841	$8,288	$10,246

Net income (loss)	1,316	1,856	741	484	(493)	1,356	(2,838)	(516)
Preferred stock dividends	(654)	(686)	(685)	(662)	(674)	(637)	(616)	(623)

Income (loss) applicable to common stockholders	$662	$1,170	$56	$(178)	$(1,167)	$719	$(3,454)	$(1,139)

(1)	Includes property development commissions and fees charged to Metropolitan of $2.1 million and proceeds from sales of real estate of $3.7 million.

(2)	Includes investment impairments of $3.1 million.

SCHEDULE I

SUMMIT SECURITIES, INC.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

September 30, 2002

Column A	Column B	Column C	Column D

			Amount At
			Which Shown On
Type of Investments	Amortized Cost	Market Value	Balance Sheet

FIXED MATURITIES
Investments:
U.S. Government and Government Agencies and Authorities	$50,776,534	$52,401,391	$52,361,657
Corporate Bonds	1,855,580	1,864,035	1,864,035
Mortgage and Asset-Back Bonds	99,875,617	102,655,289	102,489,155

TOTAL FIXED MATURITIES	$152,507,731	$156,920,715	$156,714,847

Equity Securities	$11,723,400	$11,858,548	$11,858,548

Venture Capital/ Limited Partnership	$809,999	$809,999	$809,999

Receivables	$354,882,860		$354,882,860
Less Allowance for Losses	(4,715,489)		(4,715,489)

Net Receivables	$350,167,371		$350,167,371

Real Estate Held for Sale	$45,957,758		$45,957,758

Other Assets—Policy Loans	$5,700		$5,700

TOTAL INVESTMENTS	$561,171,959		$565,514,223

SCHEDULE II

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended September 30, 2002, 2001, and 2000

		Additions
		(Reductions)	Deductions
	Balance at	Charged to	and
	Beginning of	Costs and	Accounts	Balance at
Description	Year	Expenses	Written Off	End of Year

Allowance for losses on receivables
2002	$5,146,119	$939,905	$1,370,535	$4,715,489
2001	6,512,642	687,218	2,053,741	5,146,119
2000	3,082,918	3,886,086	456,362	6,512,642
Allowance for losses deducted from real estate held for sale
2002	$2,626,303	$1,364,100	$1,674,310	$2,316,093
2001	242,602	2,398,619	14,918	2,626,303
2000	878,102	(429,930)	205,570	242,602
Allowance for losses deducted from investments
2002	$—	$—	$—	$—
2001	—	—	—	—
2000	170,000	50,000	—	220,000

SCHEDULE III

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Deferred	Future Policy		Other Policy
	Policy	Benefits Losses,		Claims and
	Acquisition	Claims and Loss	Unearned	Benefits
	Cost	Expenses	Premiums	Payable

September 30, 2002
Annuities	$16,241,111	$420,284,849	$—	$—

September 30, 2001
Annuities	$12,669,584	$292,434,738	$—	$—

September 30, 2000
Annuities	$11,271,272	$237,634,664	$—	$—

SCHEDULE III

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits	Amortization
			Claims	of Deferred
			Losses and	Policy	Other
	Annuity Fees	Net Investment	Settlement	Acquisition	Operating
	and Charges	Income	Expenses	Costs	Expenses

September 30, 2002
Annuities	$183,566	$52,729,267	$19,629,077	$4,200,000	$8,660,382

September 30, 2001
Annuities	$159,609	$35,858,471	$16,737,395	$2,122,000	$6,137,456

September 30, 2000
Annuities	$235,511	$23,792,875	$11,907,780	$2,870,000	$2,243,586

SCHEDULE IV

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

      At September 30, 2002, the Company held contracts and mortgage notes Receivables with a face values as follows:

	Carrying	Delinquent	Weighted	Weighted
	Amount of	Principal	Average Coupon	Average
Description	Receivables	Amount(2)	Rate(3)	Yield

Commercial(1)	$221,246,934	$62,679,596	13.0%	15.3%
Residential	20,184,476	810,869	8.2%	10.5%
Other	10,942,493	494,165	9.7%	11.7%
Unrealized discounts, net of unamortized acquisition cost, on Receivables purchased at a discount	(1,083,404)
Accrued interest receivable	13,532,104

	$264,822,603	$63,984,630

(1)	The commercial real estate Receivables are defined as those generated through the Company’s commercial lending source.

(2)	The principal amounts of real estate Receivables subject to delinquent principal or interest is defined as being in arrears for more than 90 days.

(3)	Less than 1% of the real estate Receivables are subject to variable interest rates

      The future maturities of the aggregate amounts of commercial Receivables (face amount) are as follows:

Commercial
Principal

Due in one year or less	$88,209,447
Due after one year through five years	74,520,413
Due after five years	58,517,074

$221,246,934

SCHEDULE IV

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

MORTGAGE LOANS ON REAL ESTATE

	For Years Ended September 30,

	2002	2001	2000

Balance at beginning of period	$220,281,692	$162,927,342	$112,766,433
Additions during period
New Receivables—cash	143,046,857	97,415,309	117,839,166
Loans to facilitate the sale of real estate held—noncash	840,000	—	—
Assumption of other debt payable in conjunction with acquisition of new Receivables—noncash	—	—	5,000
Increase in accrued interest net of discount amortization	18,420,664	11,856,383	2,160,226

Total additions	162,307,521	109,271,692	120,004,392

Deductions during period
Collections of principal—cash	81,759,253	44,477,539	53,871,225
Cost of Receivables sold	911,600	538,609	9,364,535
Foreclosures—noncash	35,095,757	6,901,194	6,607,723

Total deductions	117,766,610	51,917,342	69,843,483

Balance at end of period	$264,822,603	$220,281,692	$162,927,342

EXHIBIT INDEX

Exhibit
Number	Description

3.01	Articles of Incorporation of Summit (Incorporated by Reference to Exhibit 3(a) to Registration No. 3-36775).
3.02	Bylaws of Summit (Incorporated by Reference to Exhibit 3(b) to Registration No. 33-36775).
4.01	Indenture dated as of May 25, 2000, between Summit and U.S. Bank Trust National Association, Trustee (Incorporated by Reference to Exhibit 4.01 to Registration No. 333-40074).
4.02	Indenture dated as of November 15, 1990 between Summit and West One Bank, Idaho, N.A., Trustee (Incorporated by Reference to Exhibit 4(a) to Registration No. 33-36775).
4.03	Tri-Party Agreement dated as of April 24, 1996 between West One Bank, First Trust and Summit, appointing First Trust as successor Trustee (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-19787).
4.04	First Supplemental Indenture between Summit and First Trust dated as of December 31, 1997, with respect to Investment Certificates, Series B (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-36775).
4.05	Second Supplemental Indenture between Summit and U.S. Bank Trust National Association, dated as of March 1, 2001 (Incorporated by reference to Exhibit 4.04 to Summit’s registration statement on Form S-2, Registration No. 333-54458, filed March 1, 2001.)
4.06	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-1 (Incorporated by Reference to Exhibit 4(c) to Registration No. 33-57619).
4.07	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-2 (Incorporated by Reference to Exhibit 4(c) to Registration No. 333-115).
4.08	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-RP (Incorporated by Reference to Exhibit 4(f) to Summit’s Annual Report on Form 10-K for fiscal 1997).
4.09	Statement of Rights, Designations and Preferences of Variable Rate Cumulative Preferred Stock Series S-3 (Incorporated by Reference to Exhibit 4(d) to Amendment 3 to Registration No. 333-19787).
10.01	Receivable Management, Acquisition and Service Agreement between Summit Securities, Inc. and Metropolitan Mortgage & Securities Co., Inc. dated September 9, 1994 (Incorporated by Reference to Exhibit 10(a) to Registration No. 33-57619).
10.02	Receivable Management, Acquisition and Service Agreement between Old Standard Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated January 1, 2001. (Incorporated by Reference to Exhibit 10.02 to Summit’s Annual Report on Form 10-K for fiscal 2001).
10.03	Receivable Management, Acquisition and Service Agreement between Old West Life Insurance Company and Metropolitan Mortgage & Securities Co., Inc. dated January 1, 2001. (Incorporated by Reference to Exhibit 10.03 to Summit’s Annual Report on Form 10-K for fiscal 2001).
10.04	Form of Reinsurance Agreement between Western United Life Assurance Company and Old Standard Life Insurance Company (Incorporated by Reference to Exhibit 10(d) to Summit’s Annual Report on Form 10-K for fiscal 1998).
10.05	Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.02 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
10.06	Amendment No. 1 to Servicing Rights Purchase Agreement among Ocwen Federal Bank FSB, Metropolitan and various sellers named therein, dated as of May 11, 2001 (Incorporated by reference to Exhibit 10.03 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
10.07	Servicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of April 1, 2001 (Incorporated by reference to Exhibit 10.04 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).

Exhibit
Number	Description

10.08	Flow Subservicing Agreement among Ocwen Federal Bank FSB, Metropolitan and various owners named therein, dated as of September 1, 2001 (Incorporated by reference to Exhibit 10.05 to Metropolitan Mortgage & Securities Co., Inc.’s Annual Report on Form 10-K for fiscal 2001).
12.01	Statement regarding computation of ratios.
21.01	Subsidiaries of Registrant (Incorporated by Reference to Exhibit 21 to Summit’s Annual Report on Form 10-K for fiscal 1998).