Form 10-Q
period 2002-12-31
SUMMIT SECURITIES INC /ID/
filed 2003-02-14
CIK 868016

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

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

     Common: 10,000 shares at January 31, 2003.

SUMMIT SECURITIES, INC.
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets As of December 31, 2002 and September 30, 2002
Consolidated Statements of Operations Three Months Ended December 31, 2002 and 2001
Consolidated Statements of Comprehensive Income (Loss) Three Months Ended December 31, 2002 and 2001
Consolidated Statement of Stockholders’ Equity Three Months Ended December 31, 2002
Consolidated Statements of Cash Flows Three Months Ended December 31, 2002 and 2001
Notes to Consolidated Financial Statements

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2002	2002

	(unaudited)
Assets:
Cash and cash equivalents	$21,182,062	$30,725,256
Investments in affiliated companies	3,022,425	3,022,425
Investments:
Available-for-sale securities, at fair value	152,098,157	163,500,373
Held-to maturity securities, at amortized cost	28,876,780	5,883,021
Accrued interest on investments	1,216,150	903,196

Total investments	182,191,087	170,286,590

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees	395,983,956	354,882,860
Allowance for losses on receivables	(7,846,014)	(4,715,489)

Net receivables	388,137,942	350,167,371

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,785,474 and $2,316,093	44,429,406	45,957,758
Deferred costs, net	20,133,928	19,095,640
Deferred income tax benefit	1,392,274	619,811
Current income taxes receivable	73,969	73,968
Other assets, net	4,390,580	2,490,947

Total other assets	70,420,157	68,238,124

Total assets	$664,953,673	$622,439,766

Liabilities:
Annuity reserves	$463,539,609	$420,284,849
Investment certificates	122,029,958	113,677,625
Debt payable	38,611,989	40,888,591
Accounts payable and accrued expenses, including payable to affiliates	8,884,501	12,072,292

Total liabilities	633,066,057	586,923,357

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized:
Series S, R and T, $10 par, 82,666 shares and 83,729 shares issued and outstanding (liquidation preference $8,266,550 and $8,372,890)	826,655	837,289
Series S-3, $2.50 par, 937,100 shares and 987,518 shares issued and outstanding (liquidation preference $23,427,510 and $24,687,957)	2,342,750	2,468,795
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	25,550,630	26,810,732
Accumulated other comprehensive income	2,517,597	2,865,893
Retained earnings	549,984	2,433,700

Total stockholders’ equity	31,887,616	35,516,409

Total liabilities and stockholders’ equity	$664,953,673	$622,439,766

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

Revenues:
Interest on receivables	$8,964,530	$7,487,535
Earned discount on receivables and investments	3,460,586	3,029,948
Other investment income	2,878,623	2,082,810
Real estate sales	2,654,196	1,164,328
Fees, commissions, service and other income	3,710,494	2,602,615
Net gains on investments	167,108	419,701
Net gains on sales of receivables	5,550	169,919

Total revenues	21,841,087	16,956,856

Expenses:
Annuity benefits	6,455,075	4,477,424
Interest expense	3,149,838	2,512,919
Cost of real estate sold	2,288,194	1,152,733
Provision for losses	3,720,410	1,441,244
Salaries and employee benefits	1,476,136	1,224,181
Commissions to agents	5,518,810	3,324,860
Other operating and underwriting expenses	2,125,049	1,693,090
Capitalized deferred policy acquisition costs, net of amortization	(987,177)	507,034

Total expenses	23,746,335	16,333,485

Income (loss) before income taxes	(1,905,248)	623,371
Income tax (provision) benefit	651,723	(139,557)

Net income (loss)	(1,253,525)	483,814
Preferred stock dividends	(630,191)	(662,040)

Loss applicable to common stockholders	$(1,883,716)	$(178,226)

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

Net income (loss)	$(1,253,525)	$483,814

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding losses arising during period(1)	(239,676)	(1,661,347)
Less reclassification adjustment for (gains) losses included in net income(2)	(108,620)	(91,814)

Net other comprehensive loss	(348,296)	(1,753,161)

Comprehensive loss	$(1,601,821)	$(1,269,347)

(1)	Net of related tax of ($62,253) and ($855,845) during the three months ended December 31, 2002 and 2001, respectively.

(2)	Net of related tax of ($58,487) and ($47,298) during the three months ended December 31, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total

Balance, October 1, 2002	$3,306,084	$100,000	$26,810,732	$2,865,893	$2,433,700	$35,516,409
Net loss					(1,253,525)	(1,253,525)
Net unrealized losses on available-for-sale securities, net of income tax benefit of $120,740				(348,296)		(348,296)
Cash dividends, preferred (variable rate)					(630,191)	(630,191)
Redemption and retirement of variable rate preferred stock (63,425 shares)	(176,010)		(1,584,086)			(1,760,096)
Sale of variable rate preferred stock, net (11,944 shares)	39,331		323,984			363,315

Balance, December 31, 2002	$3,169,405	$100,000	$25,550,630	$2,517,597	$549,984	$31,887,616

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31,

	2002	2001

Cash flow from operating activities:
Net income (loss)	$(1,253,525)	$483,814
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Proceeds from sales of trading securities	—	7,729,039
Acquisition of trading securities	—	(1,789,429)
Earned discount on receivables and investments	(3,460,586)	(3,029,948)
Gains on investments, net	(167,108)	(419,701)
Gains on sales of receivables, net	(5,550)	(169,919)
Gains on sales of real estate	(366,002)	(11,595)
Provision for losses	3,720,410	1,441,244
Depreciation and amortization	31,541	14,858
Deferred income tax benefit	(772,463)	(903,143)
Changes in assets and liabilities:
Deferred cost, net	(1,038,288)	372,761
Annuity reserves	5,027,844	4,474,717
Compound and accrued interest on investment certificates and debt payable	883,936	218,794
Accrued interest on receivables and investments	(4,598,982)	(2,895,898)
Accounts payable including affiliates	(3,187,791)	(3,552,498)
Other assets including receivable from affiliates	(1,810,435)	6,204,274

Net cash (used in) provided by operating activities	(6,996,999)	8,167,370

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	1,864,749	2,481,165
Proceeds from sales of available-for-sale securities	11,390,621	5,319,161
Purchases of available-for-sale securities	(26,551,954)	(26,855,930)
Proceeds from maturities of held-to-maturity securities	1,286,713	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments	14,101,721	23,018,817
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments	3,881,178	5,636,107
Purchases and originations of real estate contracts and mortgage notes and other receivable investments	(50,962,733)	(44,291,925)
Proceeds from sales of real estate	1,404,196	1,164,328
Additions to real estate held for sale and development	(352,425)	(173,777)

Net cash used in investing activities	(43,937,934)	(33,702,054)

Cash flow from financing activities:
Receipts from annuity products	48,233,030	11,435,377
Withdrawals of annuity products	(7,575,220)	(6,364,721)
Reinsurance of annuity products to reinsurers	—	—
Reinsurance of annuity products from reinsurers	(2,430,894)	(3,217,219)
Proceeds from issuance of investment certificates	9,264,653	6,153,875
Repayments of investment certificates	(1,793,994)	(3,053,943)
Increase (decrease) in debt payable	(2,278,864)	6,360,999
Issuance of preferred stock	363,315	362,662
Redemption and retirement of preferred stock	(1,760,096)	(138,870)
Cash dividends	(630,191)	(662,040)

Net cash provided by financing activities	41,391,739	10,876,120

Net change in cash and cash equivalents	(9,543,194)	(14,658,564)
Cash and cash equivalents:
Beginning of period	30,725,256	37,986,345

End of period	$21,182,062	$23,327,781

Non-cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	802,827	8,172,673
Transfers between annuity products	1,170,346	203,218
Loans to facilitate the sale of real estate	1,250,000	840,000
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio	24,010,954	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	16,599,912

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company”) as of December 31, 2002, the results of operations for the three months ended December 31, 2002 and 2001 and the cash flows for the three months ended December 31, 2002 and 2001. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

     Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

2.     Segment Reporting

     The Company principally operates in four industry segments which encompasses: (1) investing in real estate contracts and mortgage notes receivable, other receivables and investment securities with funds generated from the issuance of investment certificates and preferred stock (“Investing”); (2) annuity operations; (3) a property development division, which provides services related to the selling, marketing, designing, subdividing and coordinating of real estate development properties; and (4) broker/dealer activities.

     Information about the Company’s separate business segments and in total as of and for the three-month period ended December 31, 2002 and 2001 is as follows:

	As of and for the three month period ended December 31, 2002

			Property
		Annuity	Development	Broker/
	Investing	Operations	Operations	Dealer	Total

Revenues	$1,793,300	$16,573,916	$1,298,053	$2,175,818	$21,841,087
Income (loss) from operations	(2,666,465)	331,106	353,874	76,237	(1,905,248)
Identifiable assets, net	66,908,910	595,389,874	658,159	1,996,730	664,953,673
Depreciation and amortization	1,372	14,032	5,507	10,630	31,541
Capital expenditures	1,924	22,654	17,911	281,900	324,389

	As of and for the three month period ended December 31, 2001

			Property
		Annuity	Development	Broker/
	Investing	Operations	Operations	Dealer	Total

Revenues	$1,787,989	$12,704,093	$438,316	$2,026,458	$16,956,856
Income (loss) from operations	(3,063,566)	3,582,645	22,695	81,597	623,371
Identifiable assets, net	72,340,118	372,797,056	566,996	1,555,534	447,259,704
Depreciation and amortization	44	8,616	3,488	2,710	14,858
Capital expenditures	—	101,856	1,212	—	103,068

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”), investment securities and other assets through funds provided by annuity sales, receivable cash flow, investment certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group (principally Old Standard) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group. The Consolidated Group’s goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”), which has as its principal subsidiaries Metwest Mortgage Services, Inc. (“Metwest”) and Western United Life Assurance Company (“Western Life”). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group.

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

Asset Valuations

Investments

     The Consolidated Group classifies its investments in debt and equity securities as “available-for-sale” or “held-to-maturity”. The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds and equity securities, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairment of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that the Consolidated Group evaluates in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, the Consolidated Group considers the security rating and the amount of credit support available for the security.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. The Company has the ability and intent to hold these investments until maturity.

Allowances for Losses

Allowance for Losses on Receivables. Commercial Loans are individually monitored for impairment. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Probable is defined as “future events are likely to occur”. When a loan has been identified as impaired, the Consolidated Group determines the allowance for loss based on the estimated fair market value, less estimated liquidation expenses, of the collateral compared to the carrying value of the receivable. The estimated fair market value is based on the most recent appraisal of the collateral. If the most recent appraisal is more than one year old, a new appraisal is ordered. In the interim, estimated fair market value is established through a review of the most recent appraisal in addition to a review of other relevant market information. When reviewing the most recent appraisal, the Consolidated Group considers the type of property, changes in the economic factors of the region and the underlying appraisal assumptions. If the estimated fair market value of the collateral is less than the carrying value, an allowance for loss is recognized.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. The Consolidated Group establishes an allowance for inherent losses on the receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, such adjustments would be included in the statement of operations.

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

Deferred Policy Acquisition Costs

     Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the contracts in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     The following table presents the components of the results of operations for the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Net interest income	$5,698,826	$5,609,950
Provision for losses on Receivables	(3,325,000)	(573,755)

Net interest spread	2,373,826	5,036,195
Net non-interest expense	(5,409,501)	(3,639,516)
Capitalized deferred costs, net of amortization	987,177	(507,034)

Income (loss) before gains (losses) on assets	(2,048,498)	889,645
Net gains (losses) on investments and receivables	172,658	589,620
Provision for losses on real estate held for sale	(395,410)	(867,489)
Gains (losses) on sales of real estate	366,002	11,595

Income (loss) before income taxes	(1,905,248)	623,371
Income tax benefit (provision)	651,723	(139,557)

Net income (loss)	(1,253,525)	483,814
Preferred stock dividends	(630,191)	(662,040)

Income (loss) applicable to common stockholders	$(1,883,716)	$(178,226)

Net Interest Income

     The following table presents the components of net interest income during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Interest income:
Interest on receivables	$8,964,530	$7,487,535
Earned discount on receivables and investments	3,460,586	3,029,948
Other investment income	2,878,623	2,082,810

Total interest income	15,303,739	12,600,293

Interest expense:
Annuity benefits	6,455,075	4,477,424
Interest, net	3,149,838	2,512,919

Total interest expense	9,604,913	6,990,343

Net interest income	$5,698,826	$5,609,950

     The following table summarizes the rate/volume change in total interest income between the three months ended December 31, 2002 and 2001 by interest sensitive asset class.

	Three months ended December 31, 2002 vs.
	Three months ended December 31, 2001

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$1,074,348	$(366,404)	$707,944
Real estate contracts and mortgage notes receivable	2,100,395	(725,238)	1,375,157
Other receivables	829,155	(208,810)	620,345

	$4,003,898	$(1,300,452)	$2,703,446

     The following table presents the average net yields realized by the Consolidated Group on interest sensitive assets and liabilities during the three months ended December 31, 2002 and 2001 based on the average monthly ending asset/liability balances:

	December 31,	December 31,
	2002 Average	2001 Average

Interest sensitive assets:
Investments (including cash)	$202,513,360	$133,600,182
Yield	5.51%	6.24%
Real estate contracts and mortgage notes receivable	$271,944,656	$223,799,351
Yield	16.38%	17.45%
Other receivables	$90,057,913	$42,890,642
Yield	6.10%	7.03%
Interest sensitive liabilities:
Annuity reserves	$443,073,357	$294,280,710
Yield	5.83%	6.09%
Investment certificates	$117,841,942	$94,436,375
Yield	9.32%	9.42%
Debt payable	$37,079,390	$15,830,604
Yield	5.36%	7.63%

     The increase in net interest income from 2001 to 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group. The increase in the commercial loan portfolio was partially offset by a reduction in the portfolio yield due to a reduction in exit fees earned on its commercial loans during the three month period ended December 31, 2002 compared to the similar period ended December 31, 2001.

     The Company has experienced a decrease in the yields on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended December 31, 2002 proceeds from the sale and maturities of the investment portfolio totaled $84.3 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced.

     The reduction in the interest rate environment during the last twelve months has allowed the Consolidated Group to borrow funds on its secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds.

Net Non-Interest Expense

     The following table presents the components of net non-interest expense during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Non-interest income:
Fees, commissions, service and other income	$3,710,494	$2,602,615

Total non-interest income	3,710,494	2,602,615

Non-interest expense:
Salaries and employee benefits	1,476,136	1,224,181
Commissions to agents	5,518,810	3,324,860
Other operating and underwriting expenses	2,125,049	1,693,090

Total non-interest expense	9,119,995	6,242,131

Net non-interest expense	$5,409,501	$3,639,516

     Fees, commissions, service and other income consist primarily of commission earned by the Consolidated Group’s broker/dealer subsidiary, MIS, and service fees earned by Summit’s property development subsidiary, Summit Property Development, Inc. MIS and Summit Property Development, Inc. earned approximately $3.5 million, and $2.5 million in commissions (after eliminating commissions received by MIS from Summit), during the three month periods ended December 31, 2002 and 2001. The $0.9 million increase during 2002 resulted primarily from a $0.1 million increase in commissions earned by MIS as a result of an increase in the sales of the securities of Metropolitan, a $0.9 million increase in property development consulting fees charged to Metropolitan and $0.1 million increase in late charge fees related to commercial lending activity. These increases were partially offset by a $0.1 million reduction in other MIS sales activity.

     Of the $3.5 million and $2.5 million of fees, commissions, service and other income that was earned by Summit Property Development and MIS during the three month periods ended December 31, 2002 and 2001, approximately $3.0 million, and $2.0 million were fees received from Metropolitan and its subsidiary Western Life (affiliated companies). During the three-month periods ended December 31, 2002 and 2001, Summit Property Development generated approximately $1.3 million and $0.4 million in fees from Metropolitan while MIS generated approximately $1.7 million and $1.6 million in fees from Metropolitan. The Summit Property Development fees generated from Metropolitan are calculated by multiplying the actual payroll expense or commissions paid as a result of consulting, developing or selling Metropolitan’s development property by a predetermined profit override rate in accordance with established inter-company agreements. The MIS fees generated from Metropolitan are calculated by multiplying the actual commissions paid as a result of selling Metropolitan’s investment securities by a predetermined profit override rate in accordance with an established inter-company agreement.

     Salaries and employee benefits increased by approximately $0.3 million during the three month period ended December 31, 2002 compared to the similar period ended December 31, 2001. The increase was due primarily to an increase in full time equivalent employees from 76 at December 31, 2001 to 104 at December 31, 2002. The increase in employees is due primarily to an increase in the commercial lending operations of the Consolidated Group.

     Metropolitan provides servicing, accounting, data processing and other administrative services to the Consolidated Group. In addition, the Consolidated Group is charged rent for the space that the it occupies in Metropolitan’s headquarters. Expenses allocated and rent charged to the Consolidated Group were approximately $2.3 million for the three-month period ended December 31, 2002 compared to $1.8 million for the three-month period ended December 31, 2001. Of the $0.5 million increase in charges during the three month period ended December 31, 2002, $0.1 million is related to an increase in loans serviced by Metropolitan, a $0.2 million increase in expense allocations to the Consolidated Group in accordance with an established inter-company cost sharing agreement and a $0.1 million increase in rent.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

     Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the three months ended December 31, 2002 and 2001.

	Three Months Ended
	December 31,

	2002	2001

Current period costs capitalized	$(2,037,177)	$(542,966)
Amortization of previously capitalized expenses	1,050,000	1,050,000

Net amortization (capitalization) of deferred policy acquisition costs	$(987,177)	$507,034

     The increase in current period costs capitalized is due primarily to a $1.3 increase in commissions paid on its annuity business. Annuity business production during the three-month period ended December 31, 2002 was approximately $48.2 million compared to approximately $11.4 million during the similar period ended December 31, 2001.

Net Gains (Losses) on Investments and Receivables

     The following table presents the components of net gains (losses) on investments and Receivables during the three months ended December 31, 2002 and 2001:

	Three Months Ended
	December 31,

	2002	2001

Other than temporary declines in value:
Equity securities	$(29,070)	$89,477
Other securities	(4,124)	—
Realized gains (losses):
Securities investments	200,302	110,851
Receivables	5,550	169,919
Realized gains (losses) on trading securities	—	219,373

Net gains (losses) on investments and receivables	$172,658	$589,620

Unrealized Losses on Investments

     Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At December 31, 2002, the Consolidated Group’s investment portfolio had approximately $0.8 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

     The following table stratifies the unrealized losses as of December 31, 2002 by investment category:

	Carrying Value	Unrealized Losses

Government-backed bonds	$301,419	$(2,285)
Mortgage- and asset-backed securities	19,855,176	(540,044)

Total fixed income maturities	20,156,595	(542,329)
Common stocks	59,041	(14,504)
Preferred stocks	1,845,663	(52,695)
Venture Capital/Limited Partnerships	3,117,754	(223,351)

Totals	$25,179,053	$(832,879)

     The following table stratifies the unrealized losses as of December 31, 2002 by market sector:

	Carrying Value	Unrealized Losses

Municipals	$301,419	$(2,285)

Government-backed bonds	301,419	(2,285)

Collateralized mortgage obligation	8,515,338	(40,375)
Other asset-backed	4,648,502	(328,813)
Home equity	2,875,633	(0)
Manufactured housing	3,815,703	(170,856)

Mortgage- and asset-backed securities	19,855,176	(540,044)

Common stocks	59,041	(14,504)
Preferred stocks	1,845,663	(52,695)
Venture Capital/Limited Partnerships	3,117,754	(223,351)

Totals	$25,179,053	$(832,879)

     The following table stratifies the unrealized losses as of December 31, 2002 by credit rating:

	Carrying Value	Unrealized Losses

AAA	$9,368,206	$(64,869)
AA	4,393,095	(332,108)
A	6,592,256	(173,782)
BBB	909,000	(15,750)
BB	739,701	(8,515)
Common stocks	59,041	(14,504)
Venture Capital/Limited Partnerships	3,117,754	(223,351)

Totals	$25,179,053	$(832,879)

     Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. At December 31, 2002, approximately $0.3 million in unrealized losses in the Consolidated Group’s investment grade assets and approximately $9,000 in non-investment grade assets were due to investments in airline- related asset-backed securities. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

     The following table stratifies the unrealized losses as of December 31, 2002 by trading class:

	Carrying Value	Unrealized Losses

Traded	$25,179,053	$(832,879)
Non-Traded	—	—

Totals	$25,179,053	$(832,879)

     The following table stratifies the unrealized losses as of December 31, 2002 by length of time the securities have continuously been in an unrealized loss position:

	Carrying Value	Unrealized Losses

Fixed Income Securities:
Investment Grade
0-6 months	$16,247,795	$(222,031)
7-12 months	1,613,672	(144,943)
13-18 months	2,295,128	(175,355)
Preferred Stocks:
0-6 months	936,663	(36,945)
7-12 months	909,000	(15,750)
Common Stocks:
0-6 months	59,041	(14,504)
Venture Capital/Limited Partnerships 0-6 months	3,117,754	(223,351)

Total	$25,179,053	$(832,879)

     The maturities of fixed income investments that are in an unrealized loss position at December 31, 2002 are as follows:

	Carrying Value	Unrealized Losses

Due after ten years	$301,419	$(2,285)

Total non-mortgage- and asset-backed securities	301,419	(2,285)
Mortgage- and asset-backed securities	19,855,176	(540,044)

Total fixed income securities	$20,156,595	$(542,329)

     The Consolidated Group is authorized by their respective investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. At December 31, 2002, the Consolidated Group had no outstanding hedge transactions or open short sales positions.

Asset Quality

Servicing, Collection and Delinquency Experience

     The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans	Percentage
	Loans	in arrears	in arrears

December 31, 2002	$237,830,812	$65,683,337	27.62%
September 30, 2002	$221,246,934	$62,679,596	28.33%
December 31, 2001	$204,744,655	$41,318,476	20.18%
September 30, 2001	$187,859,448	$32,162,791	17.12%

     In addition to the amounts included in the table above at December 31, 2002, there were approximately $13.2 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of December 31, 2002, these loans accounted for 5.5% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent.

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

     The principal amount of the Consolidated Group’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables	Percentage
	Estate Receivables	in arrears	in arrears

December 31, 2002	$45,096,939	$1,447,851	3.21%
September 30, 2002	$31,126,969	$1,305,034	4.19%
December 31, 2001	$27,252,190	$1,884,654	6.92%
September 30, 2001	$28,872,336	$1,855,129	6.43%

     The carrying values of the Consolidated Group’s other receivables (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in arrears	in arrears

December 31, 2002	$89,860,577	$19,164,386	21.33%
September 30, 2002	$90,060,257	$16,581,374	18.41%
December 31, 2001	$39,130,139	$16,981,194	43.40%
September 30, 2001	$44,317,237	$16,700,000	37.68%

     Of the $19.2 million in delinquencies at December 31, 2002, approximately $14.5 is primarily attributable to a single Receivable, the Koa Timber Project, secured by harvest timber rights. The Koa Timber Project is located in the District of South Hilo, Island and County of Hawaii, State of Hawaii. The Koa Timber Project consists of approximately 16,924 acres of natural forest containing a very unique timber commonly referred to as Koa timber. Koa timber is a unique hardwood utilized in the manufacturing of specialty wood products. Generally, the end uses of Koa timber are for custom architectural millwork, custom furniture and millwork, musical instruments, veneer products, and art and craft items that generally demand a higher market price than comparable specialty wood products of a similar nature.

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

     Under the Timber Harvesting Agreement, Summit granted the right to harvest the Koa timber owned by Summit to HFP, and Summit is to receive certain scheduled monthly payments. Under the terms of the Timber Harvesting Agreement, HFP is currently in default for amounts due to Summit. In August of 2001, Summit filed litigation against HFP and related parties in the State of Hawaii where Summit seeks recovery of amounts due under the Timber Harvesting Agreement. Until substantive discovery is completed, it is not possible for Summit to estimate either the probability of success in the litigation or a range of possible loss, if any.

Provision and Allowance for Losses on Receivables

     Changes in the allowance for losses on Receivables were as follows:

	December 31,

	2002	2001

Beginning balance	$4,715,489	$5,146,119
Provisions	3,325,000	573,755
Charge offs:
Commercial Loans	(103,499)	—
Residential and other real estate loans	(85,102)	(43,411)
Other receivables	(5,874)	—

Ending balance	$7,846,014	$5,676,463

Charge offs as a percent of average Receivables	0.05%	0.02%
Allowance as a percentage of total Receivables	2.10%	2.09%

     An analysis of the allowance for losses on Receivables was as follows:

		Allocated
		Allowance
	Allocated	as a % of	Loan Category
	Allowance for	Receivable	as a % of
	Receivable Losses	Category	Total Receivables

December 31, 2002
Commercial Loans	$6,421,084	2.70%	63.81%
Residential and other real estate loans	478,991	1.06%	12.10%
Other receivables	323,498	0.36%	24.10%
Unallocated	622,441	0.22%	0.00%

	$7,846,014	2.10%	100.01%

December 31, 2001
Commercial Loans	$3,608,164	1.76%	75.52%
Residential and other real estate loans	525,967	1.93%	10.05%
Other receivables	1,031,939	2.64%	14.43%
Unallocated	510,393	0.22%	0.00%

	$5,676,463	2.09%	100.00%

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

     The Consolidated Group establishes an allowance for losses on residential and other real estate Receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other Receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment. The reduction in the allocated allowance for losses on residential and other real estate Receivables at December 31, 2002 compared to December 31, 2001 was primarily due to portfolio seasoning that has resulted in a reduction in 90 day delinquencies.

     The reduction in ending allocated allowance for losses on other receivables at December 31, 2002 compared to December 31, 2001 was due to a positive change in the federal tax law effecting structured settlement transfers and the consequential cooperation by certain annuity issuers with respect to the payment of defaulted, and in some cases current, structured settlements.

     In estimating the amount of credit losses inherent in the Receivable portfolios, management utilizes various judgments and assumptions. For Receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects management’s judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

Allowance for Losses on Real Estate Held for Sale

     The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	December 31,

	2002	2001

Beginning balance	$2,316,093	$2,626,303
Provisions	395,410	867,489
Recoveries (charge-offs)	73,971	(262,627)

Ending balance	$2,785,474	$3,231,165

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

     The States of Idaho and Arizona’s Risk Based Capital Model Laws require an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at their statutory reporting period ended December 31, 2002, the Consolidated Group’s insurance subsidiaries’ capital and surplus levels exceeded the calculated specified requirements. Historically, Old Standard and Old West have maintained adequate levels of capital through the sale of common stock to Summit. To the extent that Summit does not maintain adequate levels of liquidity permitting it to make further capital investments in its insurance subsidiaries, Old Standard and Old West’s ability to generate capital could be adversely affected, which in turn could negatively affect their ability to increase their investments in higher risk-adjusted assets such as Commercial Loans, real estate and equity investments.

     Old Standard has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At December 31, 2002, Old Standard had a stock investment in the FHLB of approximately $1.2 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At December 31, 2002, Old Standard had $60.6 million in eligible collateral with a market value of $60.0 million and had a borrowing capacity of $43.3 million, subject to the purchase of additional stock. Approximately $27.7 million in securities having a market value of $27.4 million were pledged to collateralize the outstanding borrowings to the FHLB at December 31, 2002. At December 31, 2002, Old Standard had approximately $18.5 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $23.5 million, subject to the purchase of additional stock. During the three months ended December 31, 2002, Old Standard’s outstanding borrowings on the secured line of credit decreased $9.0 million. In order to increase the unused borrowing capacity, Old Standard would be required to purchase approximately $0.4 million in additional FHLB stock.

     During the three months ended December 31, 2002, the Consolidated Group transferred $24.0 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Consolidated Group has the intent and ability to hold these securities until maturity.

     During the three months ended December 31, 2002, Summit entered into an unsecured line of credit agreement with Metropolitan, an affiliate. At December 31, 2002, Summit had approximately $6.7 million in outstanding advances having an interest rate of 11.5% related to this agreement.

     Old Standard has an annuity reinsurance agreement with Western Life, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. During the three months ended December 31, 2002, no additional annuity premiums were ceded to Old Standard under this agreement. Old Standard also pays a fee to Western Life for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

     Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. At December 31, 2002, Summit had registered for sale up to $50.0 million of Series B and B-1 Investment Certificates. This investment certificate registration expired on January 31, 2003. Additionally, Summit had registered for sale up to 500,000 shares of Series S-3 preferred stock that carry a $100.00 issue price for a total preferred stock offering amount of $50.0 million. This preferred stock registration expired on January 31, 2003. On October 4, 2002, the Company filed with the SEC a registration statement for the sale of up to $50.0 million of Series B and B-1 Investment Certificates. This registration statement is currently under regulatory review. Also on October 4, 2002, the Company filed with the SEC a registration statement for the sale of up to 2,000,000 shares of its Variable Rate Cumulative Preferred Stock, Series S-3 for $25.00 per share, for a total preferred stock offering amount of $50.0 million. This registration statement is also currently under regulatory review.

     Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on Receivables or in the ability to sell real estate would reduce future cash flows from Receivables. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. At December 31, 2002, the Consolidated Group had no outstanding reverse repurchase agreements.

     While there are no specific regulatory limitations imposed by the state of Idaho or the state of Arizona on the percent of assets that Old Standard or Old West may invest in Receivables collateralized by real estate, management monitors and manages the percent of statutory assets that Old Standard or Old West holds in Receivables collateralized by real estate. Old Standard and Old West’s ability to sell available-for-sale investments for liquidity purposes is partially affected by this internally regulated policy. Management may restrict the selling of non-real estate related assets if, after the sale, Old Standard or Old West’s real estate assets would exceed acceptable levels of statutory assets.

     For statutory purposes, Old Standard and Old West perform cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where Old Standard and Old West are licensed as an insurance company. At the last annual review at its statutory reporting period ended December 31, 2002, the results of this cash flow testing process were satisfactory.

     The Consolidated Group had approximately $12.9 million of outstanding commitments to extend credit to commercial borrowers at December 31, 2002.

     For the three month period ended December 31, 2002, $91.8 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $77.9 million primarily in Receivables and investments, (2) fund $16.5 million in debt maturities, annuity product withdrawals and surrenders, and the payment of dividends and (3) fund $7.0 million in operating activities.

     For the three month period ended December 31, 2001, $70.1 million in funds provided by the Consolidated Group’s various liquidity sources were used to (1) invest $71.3 million primarily in Receivables and investments and (2) fund $13.4 million in debt maturities, annuity product withdrawals and surrenders, and the payment of dividends.

New Accounting Rules

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The implementation of this new statement on October 1, 2002 did not have a material impact on the Consolidated Group’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management monitors interest sensitive income and expenses as it manages the objectives for the Company’s results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

     The Company believes there has not been a material change in its market risk since the end of its last fiscal year.

ITEM 4.	CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II-OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	During the quarter ended December 31, 2002, the Registrant filed the following reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of February 2003 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC.

/s/ TOM TURNER

Tom Turner President and Director (Principal Executive Officer)

/s/ROBERT A. NESS

Robert A. Ness Principal Accounting Officer

CERTIFICATIONS

I, Tom Turner, President (Chief Executive Officer) of Summit Securities, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Summit Securities, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ TOM TURNER Tom Turner President (Chief Executive Officer)

I, Robert A. Ness, Principal Accounting Officer (Principal Financial Officer) of Summit Securities, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Summit Securities, Inc.;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ ROBERT A. NESS Robert A. Ness Principal Accounting Officer (Principal Financial Officer)