Form 10-Q
period 2003-03-31
SUMMIT SECURITIES INC /ID/
filed 2003-05-16
CIK 868016

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer     Yes ☐          No ☑

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐          No ☐ N/A.

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common: 10,000 shares at April 30, 2003.

SUMMIT SECURITIES, INC.

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets
	As of March 31, 2003 and September 30, 2002	2
	Consolidated Statements of Operations
	Three Months Ended March 31, 2003 and 2002	3
	Six Months Ended March 31, 2003 and 2002	3
	Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31, 2003 and 2002	4
	Six Months Ended March 31, 2003 and 2002	4
	Consolidated Statement of Stockholders’ Equity
	Six Months Ended March 31, 2003	5
	Consolidated Statements of Cash Flows
	Six Months Ended March 31, 2003 and 2002	6
	Notes to Consolidated Financial Statements	8

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents	$4,990,712	$30,725,256
Investments in affiliated companies	3,022,425	3,022,425
Investments:
Available-for-sale securities, at fair value	160,250,024	163,500,373
Held-to maturity securities, at amortized cost	23,669,809	5,883,021
Accrued interest on investments	910,087	903,196

Total investments	184,829,920	170,286,590

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees, including $11,285,742 and $3,197,355 due from affiliates	422,004,504	354,882,860
Allowance for losses on receivables	(8,589,668)	(4,715,489)

Net receivables	413,414,836	350,167,371

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $2,318,388 and $2,316,093	45,333,332	45,957,758
Deferred costs, net	19,620,763	19,095,640
Deferred income tax benefit	2,298,354	619,811
Current income taxes receivable	73,968	73,968
Other assets, net	2,682,943	2,490,947

Total other assets	70,009,360	68,238,124

Total assets	$676,267,253	$622,439,766

LIABILITIES:
Annuity reserves	$478,646,675	$420,284,849
Investment certificates	126,424,296	113,677,625
Debt payable, including $18,946,825 and $13,246,825 due to affiliates	36,607,354	40,888,591
Due to affiliates	2,332,151	8,487,140
Accounts payable and accrued expenses	4,150,810	3,585,152

Total liabilities	648,161,286	586,923,357

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized:
Series S, R and T, $10 par, 81,984 shares and 83,729 shares issued and outstanding (liquidation preference $8,198,466 and $8,372,890)	819,847	837,289
Series S-3, $2.50 par, 883,267 shares and 987,518 shares issued and outstanding (liquidation preference $22,081,666 and $24,687,957)	2,208,166	2,468,795
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	24,245,498	26,810,732
Accumulated other comprehensive income	2,047,412	2,865,893
Retained earnings	(1,314,956)	2,433,700

Total stockholders’ equity	28,105,967	35,516,409

Total liabilities and stockholders’ equity	$676,267,253	$622,439,766

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

	(Unaudited)
Revenues:
Interest on receivables	$11,030,879	$8,142,413	$19,995,409	$15,629,948
Earned discount on receivables and investments	2,975,808	3,434,417	6,436,394	6,464,365
Other investment income, including $296,501, $99,767, $384,370 and $215,359 from affiliates	2,755,103	2,191,301	5,633,726	4,274,111
Real estate sales	2,109,657	412,564	4,763,853	1,576,892
Fees, commissions, service and other income, including $3,025,234, $1,652,996, $5,518,966 and $3,718,102 from affiliates	3,282,361	2,746,035	6,992,855	5,348,650
Net gains on investments, including gains of $0, $825,945, $0 and $825,945 from affiliates	32,655	(2,172,075)	199,763	(1,752,374)
Net gains on sales of receivables	2,995	7,811	8,545	177,730

Total revenues	22,189,458	14,762,466	44,030,545	31,719,322

Expenses:
Annuity benefits, including $2,616,031, $395,242, $4,868,869 and $3,528,792 net to affiliates	6,441,428	4,483,503	12,896,503	8,960,927
Interest expense, including $518,495, $256,170, $835,094 and $512,341 to affiliates	3,428,123	2,544,945	6,577,961	5,057,864
Cost of real estate sold	1,833,720	379,765	4,121,914	1,532,498
Provision for losses	4,383,646	531,525	8,104,056	1,972,769
Salaries and employee benefits	1,663,624	1,341,455	3,139,760	2,565,636
Commissions to agents, net of $1,864, $373,346, $13,525 and $382,985 ceded to affiliates	4,958,540	3,410,925	10,477,350	6,735,785
Other operating and underwriting expenses, net of capitalization of contracts acquisition costs (includes $1,811,575, $1,521,826, $3,859,978 and $3,404,974 to affiliates)	1,010,730	1,053,097	3,135,779	2,746,187
Capitalized deferred policy acquisition costs, net of amortization	389,819	55,214	(597,358)	562,248

Total expenses	24,109,630	13,800,429	47,855,965	30,133,914

Income (loss) before income taxes	(1,920,172)	962,037	(3,825,420)	1,585,408
Income tax (provision) benefit	652,902	(220,865)	1,304,625	(360,422)

Net income (loss)	(1,267,270)	741,172	(2,520,795)	1,224,986
Preferred stock dividends	(597,670)	(685,526)	(1,227,861)	(1,347,566)

Income (loss) applicable to common stockholders	$(1,864,940)	$55,646	$(3,748,656)	$(122,580)

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
	Ended March 31,		Ended March 31,

	2003	2002	2003	2002

	(Unaudited)
Net income (loss)	$(1,267,270)	$741,172	$(2,520,795)	$1,224,986
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding losses arising during period(1)	(448,959)	(76,021)	(688,635)	(1,737,368)
Less reclassification adjustment for (gains) losses included in net income(2)	(21,226)	1,814,246	(129,846)	1,722,432

Net other comprehensive income (loss)	(470,185)	1,738,225	(818,481)	(14,936)

Comprehensive income (loss)	$(1,737,455)	$2,479,397	$(3,339,276)	$1,210,050

(1)	Net of related tax of ($241,747) and ($39,159) during the three months ended March 31, 2003 and 2002 and ($304,000) and ($895,004) during the six months ended March 31, 2003 and 2002, respectively.

(2)	Net of related tax of ($11,430) and $934,613 during the three months ended March 31, 2003 and 2002 and ($69,917) and $887,314 during the six months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Preferred	Common	Paid-in	Comprehensive	Retained
	Stock	Stock	Capital	Income	Earnings	Total

	(Unaudited)
Balance, October 1, 2002	$3,306,084	$100,000	$26,810,732	$2,865,893	$2,433,700	$35,516,409
Net loss					(2,520,795)	(2,520,795)
Net unrealized losses on available-for-sale securities, net of income tax benefit of $373,917				(818,481)		(818,481)
Cash dividends, preferred (variable rate)					(1,227,861)	(1,227,861)
Redemption and retirement of variable rate preferred stock (128,391 shares)	(348,223)		(3,134,004)			(3,482,227)
Sale of variable rate preferred stock, net (22,395 shares)	70,152		568,770			638,922

Balance, March 31, 2003	$3,028,013	$100,000	$24,245,498	$2,047,412	$(1,314,956)	$28,105,967

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flow from operating activities:
Net income (loss)	$(2,520,795)	$1,224,986
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Proceeds from sales of trading securities	—	7,729,039
Acquisition of trading securities	—	(1,789,429)
Earned discount on receivables and investments	(6,436,394)	(6,464,365)
(Gains) losses on investments, net, including gains of $0 and $825,945 from affiliates	(199,763)	1,752,374
Gains on sales of receivables, net	(8,545)	(177,730)
Gains on sales of real estate	(641,939)	(44,394)
Provision for losses	8,104,056	1,972,769
Depreciation and amortization	68,041	31,867
Deferred income tax benefit	(1,678,543)	(7,690)
Changes in assets and liabilities:
Deferred cost, net	(525,123)	531,465
Annuity reserves	10,615,145	8,874,985
Compound and accrued interest on investment certificates and debt payable	1,825,911	492,863
Accrued interest on receivables and investments	(5,226,403)	(6,752,924)
Accounts payable including affiliates	(5,589,331)	(2,918,012)
Other assets including receivable from affiliates	113,880	1,349,219

Net cash (used in) provided by operating activities	(2,099,803)	5,805,023

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	10,488,988	3,878,448
Proceeds from sales of available-for-sale securities, including $0 and $2,325,945 from affiliates	27,823,773	28,410,135
Purchases of available-for-sale securities	(60,611,635)	(52,489,743)
Proceeds from maturities of held-to-maturity securities	6,408,973	—
Principal payments received on real estate contracts and mortgage notes and other receivable investments, including $3,211,613 and $713,927 from affiliates	36,480,167	49,766,783
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $3,797,431 and $911,596 from affiliates	3,906,440	14,736,782
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $12,323,333 and $16,038,118 from affiliates	(99,685,504)	(106,735,848)
Proceeds from sales of real estate, including $247,042 and $0 from affiliates	3,333,853	1,577,828
Additions to real estate held for sale and development	(2,094,834)	(255,131)

Net cash used in investing activities	(73,949,779)	(61,110,746)

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended March 31,

	2003	2002

	(Unaudited)
Cash flow from financing activities:
Receipts from annuity products	70,854,082	23,063,474
Withdrawals of annuity products	(18,060,482)	(11,984,548)
Reinsurance of annuity products to affiliated reinsurers	—	6,097,779
Reinsurance of annuity products from affiliated reinsurers	(5,046,919)	(9,626,571)
Proceeds from issuance of investment certificates	19,283,228	9,687,825
Repayments of investment certificates	(8,357,781)	(5,716,662)
Increase (decrease) in debt payable, including $5,700,000 and $(653,975) from affiliates	(4,285,924)	17,520,049
Issuance of preferred stock	638,922	689,001
Redemption and retirement of preferred stock	(3,482,227)	(242,670)
Cash dividends	(1,227,861)	(1,347,566)

Net cash provided by financing activities	50,315,038	28,140,111

Net change in cash and cash equivalents	(25,734,544)	(27,165,612)
Cash and cash equivalents:
Beginning of period	30,725,256	37,986,345

End of period	$4,990,712	$10,820,733

Non-cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	$1,809,382	$8,529,246
Transfers between annuity products	1,231,074	825,848
Loans to facilitate the sale of real estate	1,430,000	840,000
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio(1)	24,010,954	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	16,599,912

(1)	During the six months ended March 31, 2003, the Consolidated Group transferred $24.0 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Consolidated Group has the intent and ability to hold these securities until maturity.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of March 31, 2003, the results of operations for the three months and six months ended March 31, 2003 and 2002 and the cash flows for the six months ended March 31, 2003 and 2002. The results of operations for the three months and six months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net income or retained earnings as previously reported.

2.	Segment Reporting

      The Company principally operates in four industry segments which encompasses: (1) annuity operations, including investing in Receivables with funds generated from the issuance of annuity products and parent company capital contributions; (2) a property development division, which has historically generated its revenues from services provided to affiliates related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties; (3) broker/ dealer activities, including marketing securities offered by Summit Securities, Inc. and affiliates in addition to other mutual funds and general securities sales and (4) investing activities (consisting primarily of the assets and operations of Summit Securities, Inc., the parent company) using funds generated from the issuance of investment certificates and preferred stock that have not been used as capital contributions to the annuity segment. Historically, a portion of the proceeds generated from the sale of debt and equity securities have been contributed by the parent to its insurance subsidiaries to provide capital. Therefore, the identifiable assets of the investing segment, which excludes investments in subsidiaries, are less than the total outstanding investment certificates and preferred stock of the parent. Interest costs associated with the investing segment activities are not allocated to the annuity operations segment.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about the Company’s separate business segments and in total as of and for the three-month and six-month periods ended March 31, 2003 and 2002 is as follows (see MD&A for discussion of significant items):

	As of and for the Six Month Period Ended March 31, 2003

		Property
	Annuity	Development	Broker/
	Operations	Operations	Dealer	Investing	Total

Revenues	$34,835,915	$1,291,761	$5,052,210	$2,850,659	$44,030,545
Income (loss) from operations	876,535	(248,122)	215,178	(4,669,011)	(3,825,420)
Identifiable assets, net	587,661,305	941,631	1,415,877	86,248,440	676,267,253
Depreciation and amortization	28,987	11,274	25,046	2,734	68,041
Capital expenditures	27,446	23,620	272,320	1,243	324,629

	As of and for the Three Month Period Ended March 31, 2003

		Property
	Annuity	Development	Broker/
	Operations	Operations	Dealer	Investing	Total

Revenues	$17,751,024	$504,683	$2,876,392	$1,057,359	$22,189,458
Income (loss) from operations	34,454	(91,021)	138,941	(2,002,546)	(1,920,172)
Identifiable assets, net	587,661,305	941,631	1,415,877	86,248,440	676,267,253
Depreciation and amortization	14,955	5,767	14,416	1,362	36,500
Capital expenditures	4,792	5,709	(9,580)	(681)	240

	As of and for the Six Month Period Ended March 31, 2002

		Property
	Annuity	Development	Broker/
	Operations	Operations	Dealer	Investing	Total

Revenues	$25,581,431	$905,015	$3,682,365	$1,550,511	$31,719,322
Income (loss) from operations	8,132,519	(25,735)	159,904	(6,681,280)	1,585,408
Identifiable assets, net	392,243,875	763,651	1,675,284	74,150,643	468,833,453
Depreciation and amortization	19,303	7,056	5,421	87	31,867
Capital expenditures	135,843	(22,875)	—	—	112,968

	As of and for the Three Month Period Ended March 31, 2002

		Property
	Annuity	Development	Broker/
	Operations	Operations	Dealer	Investing	Total

Revenues	$12,877,338	$466,699	$1,655,907	$(237,478)	$14,762,466
Income (loss) from operations	4,549,874	(48,430)	78,307	(3,617,714)	962,037
Identifiable assets, net	392,243,875	763,651	1,675,284	74,150,643	468,833,453
Depreciation and amortization	10,687	3,568	2,711	43	17,009
Capital expenditures	33,987	(24,087)	—	—	9,900

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

      The Consolidated Group consists of Summit Securities, Inc. (“Summit” or the “Company”) and several subsidiaries, including two insurance companies, Old Standard Life Insurance Company (“Old Standard”) and Old West Annuity & Life Insurance Company (“Old West”), a securities broker/ dealer, Metropolitan Investment Securities, Inc. (“MIS”) and a property development services company, Summit Property Development, Inc.

      Summit, Old Standard and Old West are engaged in the business of investing in cash flowing assets, consisting of obligations collateralized by real estate, structured settlements, annuities, lottery prizes and other investments (“Receivables”), investment securities and other assets through funds provided by annuity sales, receivable cash flow, investment certificate (debt obligation) sales, preferred stock sales, earnings and sales of investments, sales of Receivables, and the resale of repossessed real estate. Currently, the Consolidated Group is focusing its Receivable investing activities on loans collateralized by commercial real estate. The Consolidated Group (principally Old Standard and Old West) originates commercial loans collateralized by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. The Consolidated Group obtains leads for such loans through mortgage brokers. The borrowers submit loan applications directly to the Consolidated Group. The Consolidated Group’s goal is to achieve a positive spread between the return on its Receivable and other investments and its cost of funds. Summit may also engage in other businesses or activities without restriction in accordance with the provisions of its Articles of Incorporation. Summit is affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”), which has as its principal subsidiaries Metwest Mortgage Services, Inc. (“Metwest”) and Western United Life Assurance Company (“Western Life”). These affiliates provide services to the Consolidated Group for a fee and engage in various business transactions with the Consolidated Group.

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

Allowances for Losses

      The Company maintains various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

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

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. The Consolidated Group reviews its real estate properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its fair market value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its fair market value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the fair market value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, the Consolidated Group may not order an updated appraisal in accordance with its established policies if current negotiations with a potential purchaser establishes an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

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

Results of Operations

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

      The following table presents the components of the results of operations for the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Net interest income	$12,591,065	$12,349,633
Provision for losses on Receivables	(7,697,328)	(882,357)

Net interest spread	4,893,737	11,467,276
Net non-interest expense	(9,760,034)	(6,698,958)
Capitalized deferred policy acquisition costs, net of amortization	597,358	(562,248)

Income (loss) before gains (losses) on assets	(4,268,939)	4,206,070
Net gains (losses) on investments and receivables	208,308	(1,574,644)
Provision for losses on real estate held for sale	(406,728)	(1,090,412)
Gains on sales of real estate	641,939	44,394

Income (loss) before income taxes	(3,825,420)	1,585,408
Income tax benefit (provision)	1,304,625	(360,422)

Net income (loss)	(2,520,795)	1,224,986
Preferred stock dividends	(1,227,861)	(1,347,566)

Loss applicable to common stockholders	$(3,748,656)	$(122,580)

Net Interest Income

      The following table presents the components of net interest income during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Interest income:
Interest on receivables	$19,995,409	$15,629,948
Earned discount on receivables and investments	6,436,394	6,464,365
Other investment income	5,633,726	4,274,111

Total interest income	32,065,529	26,368,424

Interest expense:
Annuity benefits	12,896,503	8,960,927
Interest, net	6,577,961	5,057,864

Total interest expense	19,474,464	14,018,791

Net interest income	$12,591,065	$12,349,633

      The following table summarizes the rate/volume change in total interest income between the six months ended March 31, 2003 and 2002 by interest sensitive asset class.

	Six Months Ended March 31, 2003 vs.
	Six Months Ended March 31, 2002

	Increase (Decrease) Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$2,280,871	$(1,306,701)	$974,170
Real estate contracts and mortgage notes receivable	3,609,469	(357,063)	3,252,406
Other receivables	2,935,473	(1,464,944)	1,470,529

	$8,825,813	$(3,128,708)	$5,697,105

      The increase in net interest income for the six month period ended March 31, 2003 as compared to the six month period ended March 31, 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group as the average monthly ending balance of real estate contracts and mortgage notes receivable increased from $245.4 million for the six months ended March 2002 compared to $288.4 million for the six months ended March 2003.

      Increases in the Company’s net interest income as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003 proceeds from the sale and maturities of the investment portfolio totaled $89.9 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced.

      The following table presents the average net yields realized by the Consolidated Group on interest sensitive assets and liabilities during the six months ended March 31, 2003 and 2002 based on the average monthly ending asset/ liability balances:

	March 31, 2003	March 31, 2002
	Average	Average

Interest sensitive assets:
Investments (including cash)	$201,968,881	$131,691,800
Yield	5.20%	6.49%
Real estate contracts and mortgage notes receivable	$288,386,879	$245,446,674
Yield	16.56%	16.81%
Other receivables	$88,366,784	$29,386,151
Yield	6.64%	9.95%
Interest sensitive liabilities:
Annuity reserves	$457,392,653	$297,558,149
Yield	5.64%	6.02%
Investment certificates	$121,627,443	$95,809,524
Yield	9.19%	9.32%
Debt payable	$33,906,950	$18,813,256
Yield	7.47%	6.93%

      The Company has experienced a decrease in the yields earned on its other receivable portfolio since March 31, 2002 due to the acquisition of Lottery Trust investments from Western Life at market yields that ranged from 5.5% to 7.0%. Investment diversification was the primary purpose for acquiring the investments.

Provision for Losses on Receivables

      Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $6.9 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $86.9 million compared to $70.5 million at September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

      During the six month period ended March 31, 2003, in addition to the $6.9 million provision for losses on commercial loans, the Company recorded provisions for losses on its residential and other real estate loans of approximately $0.3 million and approximately $.5 million on its other receivables.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Non-interest income:
Fees, commissions, service and other income	$6,992,855	$5,348,650

Total non-interest income	6,992,855	5,348,650

Non-interest expense:
Salaries and employee benefits	3,139,760	2,565,636
Commissions to agents	10,477,350	6,735,785
Other operating and underwriting expenses	3,135,779	2,746,187

Total non-interest expense	16,752,889	12,047,608

Net non-interest expense	$9,760,034	$6,698,958

      Fees, commissions, service and other income consist primarily of commissions earned by MIS and Summit Property Development, Inc. MIS and Summit Property Development, Inc. earned approximately $6.9 million, and $4.6 million in commissions (after eliminating commissions received by MIS from Summit), during the six-month periods ended March 31, 2003 and 2002, respectively. The $2.3 million increase resulted primarily from a $1.4 million increase in commissions earned by MIS as a result of an increase in the sales of the securities of Metropolitan and a $0.9 million increase in property development consulting fees charged to Metropolitan.

      Of the $6.9 million and $4.6 million of fees, commissions, service and other income that was earned by Summit Property Development and MIS during the six month periods ended March 31, 2003 and 2002, approximately $5.9 million and $3.6 million were fees received from Metropolitan and its subsidiary Western Life (affiliated companies). During the six-month periods ended March 31, 2003 and 2002, Summit Property Development received approximately $1.8 million and $0.9 million in fees from Metropolitan while MIS received approximately $4.1 million and $2.7 million in fees from Metropolitan. The Summit Property Development fees received from Metropolitan are calculated by multiplying the actual payroll expense or commissions paid as a result of consulting, developing or selling Metropolitan’s development property by a predetermined override rate in accordance with established inter-company agreements. The override rate reimburses Summit Property Development for other indirect expenses (in addition to the actual payroll or commissions paid) that were paid on Metropolitan’s behalf. The MIS fees received from Metropolitan are calculated by multiplying the actual commissions paid as a result of selling Metropolitan’s investment securities by a predetermined override rate in accordance with an established inter-company agreement.

      Salaries and employee benefits increased by approximately $0.6 million during the six months ended March 31, 2003 compared to the similar period ended March 31, 2002. The increase was due primarily to an increase in full time equivalent employees from 80 at March 31, 2002 to 97 at March 31, 2003. The increase in employees is due primarily to an increase in the commercial lending operations of the Consolidated Group.

      The increase in commissions to agents was primarily due to a $1.4 million increase in commissions paid on annuity business, net of ceding, a $1.1 million increase in commissions paid by MIS, a $0.7 million increase in commissions paid on commercial loan originations and a $0.5 million increase in commissions paid on the sale of real estate.

      Metropolitan provides servicing, accounting, data processing and other administrative services to the Consolidated Group. In addition, the Consolidated Group is charged rent for the space that it occupies in Metropolitan’s headquarters. Expenses allocated and rent charged to the Consolidated Group were approximately $3.9 million for the six months ended March 31, 2003 compared to $3.4 million for the six months ended March 31, 2002. Of the $0.5 million increase in charges during the six months ended March 31, 2003, $0.1 million is related to an increase in loans serviced by Metropolitan, a $0.1 million increase in expense allocations to the Consolidated Group in accordance with an established inter-company cost sharing agreement and a $0.3 million increase in rent.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the six months ended March 31, 2003 and 2002.

	Six Months Ended March 31,

	2003	2002

Current period costs capitalized	$(2,697,358)	$(1,537,752)
Amortization of previously capitalized expenses	2,100,000	2,100,000

Net amortization (capitalization) of deferred policy acquisition costs	$(597,358)	$562,248

      The increase in current period costs capitalized was due primarily to a $1.4 million increase in commissions paid on its annuity business. Annuity business production during the six months ended March 31, 2003 was approximately $70.9 million compared to approximately $23.1 million during the similar period ended March 31, 2002. The funding for the acquisitions of receivables by the Company is provided primarily through the sale of its annuity products. The Company manages its financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, the Company can manage the flow of annuity product sales by pricing the products accordingly. During the six month period ended March 31, 2003, the Company offered a more competitive price on its annuity products than during the similar period ended March 31, 2002 and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and Receivables during the six months ended March 31, 2003 and 2002:

	Six Months Ended March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(158,213)	$(250,393)
Equity securities	(45,606)	(1,997,446)
Other securities	(335,338)	(741,899)
Realized gains:
Securities investments	738,920	279,319
Receivables	8,545	177,730
Realized gains on trading securities	—	958,045

Net gains (losses) on investments and receivables	$208,308	$(1,574,644)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      The following table presents the components of the results of operations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Net interest income	$6,892,239	$6,739,683
Provision for losses on Receivables	(4,372,328)	(308,602)

Net interest spread	2,519,911	6,431,081
Net non-interest expense	(4,350,533)	(3,059,442)
Capitalized deferred policy acquisition costs, net of amortization	(389,819)	(55,214)

Income before gains (losses) on assets	(2,220,441)	3,316,425
Net gains (losses) on investments and receivables	35,650	(2,164,264)
Provision for losses on real estate held for sale	(11,318)	(222,923)
Gains on sales of real estate	275,937	32,799

Income before income taxes	(1,920,172)	962,037
Income tax provision	652,902	(220,865)

Net income	(1,267,270)	741,172
Preferred stock dividends	(597,670)	(685,526)

Income (loss) applicable to common stockholders	$(1,864,940)	$55,646

Net Interest Income

      The following table presents the components of net interest income during the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002

Interest income:
Interest on receivables	$11,030,879	$8,142,413
Earned discount on receivables and investments	2,975,808	3,434,417
Other investment income	2,755,103	2,191,301

Total interest income	16,761,790	13,768,131

Interest expense:
Annuity benefits	6,441,428	4,483,503
Interest, net	3,428,123	2,544,945

Total interest expense	9,869,551	7,028,448

Net interest income	$6,892,239	$6,739,683

      The increase in net interest income for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 was primarily due to an increase in the commercial lending activities of the Consolidated Group.

      Increases in the Consolidated Group’s net interest income as a result of the commercial lending activities have been partially offset by a decrease in the yields earned on its investment portfolio as the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of the Consolidated Group’s fixed income portfolio, has decreased. During the twelve-month period ended March 31, 2003 proceeds from the sale and maturities of the investment portfolio totaled $89.9 million. As proceeds from the sales and maturities were reinvested back into a lower interest rate market, the overall portfolio yield was reduced.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Non-interest income:
Fees, commissions, service and other income	$3,282,361	$2,746,035

Total non-interest income	3,282,361	2,746,035

Non-interest expense:
Salaries and employee benefits	1,663,624	1,341,455
Commissions to agents	4,958,540	3,410,925
Other operating and underwriting expenses	1,010,730	1,053,097

Total non-interest expense	7,632,894	5,805,477

Net non-interest expense	$4,350,533	$3,059,442

      Fees, commissions, service and other income consist primarily of commissions earned by MIS and Summit Property Development, Inc. MIS and Summit Property Development, Inc. earned approximately $3.4 million and $2.1 million in commissions (after eliminating commissions received by MIS from Summit), during the three-month periods ended March 31, 2003 and 2002, respectively. The $1.3 million increase resulted from a $1.4 million increase in commissions earned by MIS as a result of an increase in the sales of the securities of Metropolitan partially offset by a $0.1 million reduction in other MIS sales activity.

      Of the $3.4 million and $2.1 million of fees, commissions, service and other income that was earned by Summit Property Development and MIS during the three month periods ended March 31, 2003 and 2002, approximately $3.0 million and $1.6 million were fees received from Metropolitan and its subsidiary Western Life (affiliated companies). During the three-month periods ended March 31, 2003 and 2002, Summit Property Development received approximately $0.5 million and $0.5 million in fees from Metropolitan while MIS received approximately $2.5 million and $1.1 million in fees from Metropolitan.

      Salaries and employee benefits increased by approximately $0.3 million during the three month period ended March 31, 2003 compared to the similar period ended March 31, 2002. The increase was due primarily to an increase in full time equivalent employees from 80 at March 31, 2002 to 97 at March 31, 2003. The increase in employees is due primarily to an increase in the commercial lending operations of the Consolidated Group.

      The increase in commissions to agents was primarily due to a $1.0 million increase in commissions paid by MIS and a $0.5 million increase in commissions paid on commercial loan originations.

      Metropolitan provides servicing, accounting, data processing and other administrative services to the Consolidated Group. In addition, the Consolidated Group is charged rent for the space that it occupies in Metropolitan’s headquarters. Expenses allocated and rent charged to the Consolidated Group were approximately $1.6 million for the three-month period ended March 31, 2003 compared to $1.6 million for the three-month period ended March 31, 2002.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense reported by the Consolidated Group for the three months ended March 31, 2003 and 2002.

	Three Months Ended
	March 31,

	2003	2002

Current period costs capitalized	$(660,181)	$(994,786)
Amortization of previously capitalized expenses	1,050,000	1,050,000

Net amortization (capitalization) of deferred policy acquisition costs	$389,819	$55,214

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and Receivables during the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(158,213)	$(250,393)
Equity securities	(16,536)	(2,086,923)
Other securities	(331,214)	(741,899)
Realized gains:
Securities investments	538,618	168,468
Receivables	2,995	7,811
Realized gains on trading securities	—	738,672

Net gains (losses) on investments and receivables	$35,650	$(2,164,264)

Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. The Consolidated Group continually monitors its investment portfolio for other than temporary impairments of its securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, the Consolidated Group considers (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, the Consolidated Group also considers the credit rating and determines the amount of credit support available for the security. At March 31, 2003, the Consolidated Group’s investment portfolio had approximately $1.1 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed as temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of March 31, 2003 by investment category:

	Carrying	Unrealized
	Value	Losses

Fixed income maturities:
Government-backed bonds	$303,330	$(272)
Mortgage- and asset-backed securities	30,319,577	(761,400)

Total fixed income maturities	30,622,907	(761,672)
Common stocks	181,806	(32,083)
Preferred stocks	2,352,247	(44,310)
Venture Capital/ Limited Partnerships	1,646,960	(251,473)

Totals	$34,803,920	$(1,089,538)

      The following table stratifies the unrealized losses as of March 31, 2003 by market sector:

	Carrying	Unrealized
	Value	Losses

Government-backed bonds:
Municipals	$303,330	$(272)
Mortgage- and asset-backed securities:
Collateralized mortgage obligation	19,721,736	(112,609)
Other asset-backed	3,430,296	(150,887)
Home equity	3,310,904	(367,969)
Manufactured housing	3,856,641	(129,935)

Total mortgage- and asset-backed securities	30,319,577	(761,400)
Common stocks	181,806	(32,083)
Preferred stocks	2,352,247	(44,310)
Venture Capital/ Limited Partnerships	1,646,960	(251,473)

Totals	$34,803,920	$(1,089,538)

      The following table stratifies the unrealized losses as of March 31, 2003 by credit rating:

	Carrying	Unrealized
	Value	Losses

AAA	$19,721,736	$(112,609)
A	6,364,906	(241,649)
BB	5,488,112	(429,174)
BBB	1,400,400	(22,550)
Common stocks	181,806	(32,083)
Venture Capital/ Limited Partnerships	1,646,960	(251,473)

Totals	$34,803,920	$(1,089,538)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates that may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in the Consolidated Group’s investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. In determining whether these losses were temporary or other than temporary, the Consolidated Group considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) the intent and ability of the Consolidated Group to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of March 31, 2003 by trading class:

	Carrying	Unrealized
	Value	Losses

Traded	$34,803,920	$(1,089,538)
Non-Traded	—	—

Totals	$34,803,920	$(1,089,538)

      The following table stratifies the unrealized losses as of March 31, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying	Unrealized
	Value	Losses

Fixed Income Securities:
Investment Grade
0-6 months	$27,443,178	$(611,391)
7-12 months	1,668,885	(87,836)
13-18 months	1,510,844	(62,445)
Preferred Stocks:
0-6 months	1,443,247	(28,560)
13-18 months	909,000	(15,750)
Common Stocks:
0-6 months	181,806	(32,083)
Venture Capital/ Limited Partnerships:
0-6 months	1,646,960	(251,473)

Total	$34,803,920	$(1,089,538)

      The maturities of fixed income investments that are in an unrealized loss position at March 31, 2003 are as follows:

	Carrying	Unrealized
	Value	Losses

Due after ten years	$303,330	$(272)

Total non-mortgage- and asset-backed securities	303,330	(272)
Mortgage- and asset-backed securities	30,319,577	(761,400)

Total fixed income securities	$30,622,907	$(761,672)

      The Consolidated Group is authorized by its investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. As of and during the six month period ended March 31, 2003, the Consolidated Group had no outstanding hedge transactions or open short sales positions.

Asset Quality

Servicing, Collection and Delinquency Experience

      The principal amount of the Consolidated Group’s Commercial Loans (as a percentage of total outstanding Commercial Loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

March 31, 2003	$260,249,208	$85,468,087	32.84%
September 30, 2002	$221,246,934	$62,679,596	28.33%
March 31, 2002	$217,476,755	$43,983,057	20.22%
September 30, 2001	$187,859,448	$32,162,791	17.12%

      In addition to the amounts included in the table above at March 31, 2003, there were approximately $1.4 million in additional delinquent loans that the Consolidated Group had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of March 31, 2003, these loans accounted for less than 1.0% of the total outstanding Commercial Loans, but were not included in the table above because they were less than 90 days delinquent.

      When a payment becomes delinquent on a Commercial Loan, either Ocwen’s or the Consolidated Group’s collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to a Consolidated Group workout manager according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, upon the expiration of the notice of default, the default is not cured, counsel begins foreclosure immediately. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to the Consolidated Group’s Problem Loan Review Committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the Problem Loan Review Committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to prior approval by the Problem Loan Review Committee.

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

      The principal amount of the Consolidated Group’s residential and other real estate Receivables (as a percentage of total residential and other real estate Receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	Arrears	in Arrears

March 31, 2003	$49,242,792	$1,961,860	3.98%
September 30, 2002	$31,126,969	$1,305,034	4.19%
March 31, 2002	$27,108,339	$1,852,967	6.84%
September 30, 2001	$28,872,336	$1,855,129	6.43%

      The carrying values of the Consolidated Group’s other receivables (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in Arrears	in Arrears

March 31, 2003	$84,938,660	$19,833,978	23.35%
September 30, 2002	$90,060,257	$19,147,121	21.26%
March 31, 2002	$54,417,998	$19,511,897	35.86%
September 30, 2001	$44,317,237	$16,700,000	37.68%

      Of the $19.8 million in delinquencies at March 31, 2003, approximately $14.5 million is primarily attributable to a single Receivable, the Koa Timber Project, secured by harvest timber rights. The Koa Timber Project is located in the District of South Hilo, Island and County of Hawaii, State of Hawaii. The Koa Timber Project consists of approximately 16,924 acres of natural forest containing a very unique timber commonly referred to as Koa timber. Koa timber is a unique hardwood utilized in the manufacturing of specialty wood products. Generally, the end uses of Koa timber are for custom architectural millwork, custom furniture and millwork, musical instruments, veneer products, and art and craft items that generally demand a higher market price than comparable specialty wood products of a similar nature.

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

Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on Receivables were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Beginning balance	$7,846,014	$5,676,463	$4,715,489	$5,146,119
Provisions	4,372,328	308,602	7,697,328	882,357
Charge offs, net:
Commercial Loans	(3,568,007)	—	(3,671,506)	—
Residential and other real estate loans	(47,664)	31,375	(132,766)	(12,036)
Other receivables	(13,003)	—	(18,877)	—

Ending balance	$8,589,668	$6,016,440	$8,589,668	$6,016,440

Charge offs as a percent of average Receivables	0.95%	(0.01)%	1.03%	0.00%
Allowance as a percentage of total Receivables	2.18%	2.01%	2.18%	2.01%

      An analysis of the allowance for losses on Receivables was as follows:

		Allocated	Loan
	Allocated	Allowance	Category
	Allowance for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

March 31, 2003
Commercial Loans	$6,574,987	2.53%	65.99%
Residential and other real estate loans	521,974	1.06%	12.48%
Other receivables	811,825	0.96%	21.53%
Unallocated	680,882	0.22%

	$8,589,668	2.18%	100.00%

March 31, 2002
Commercial Loans	$3,984,140	1.83%	72.73%
Residential and other real estate loans	523,191	1.93%	9.07%
Other receivables	971,022	1.78%	18.20%
Unallocated	538,087	0.22%

	$6,016,440	2.01%	100.00%

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

      Commercial Loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, the Company determines the allowance for loss based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, the Company has historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, the Company considers the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, the Company may also perform additional on-site collateral visits to update its historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for loss is recognized for the amount at which the carrying value exceeds the estimated net realizable value. During the six month period ended March 31, 2003, the Company recorded provisions for losses on its commercial loan portfolio of approximately $6.9 million. The current period provisions resulted from a review of the most recent appraisals and other relevant market information on loans that the Company deemed as impaired at March 31, 2003. Loans that the Company considered impaired at March 31, 2003 were approximately $86.9 million compared to $70.5 million at September 30, 2002.

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

Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in the Consolidated Group’s allowance for losses on real estate held for sale:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Beginning balance	$2,785,474	$3,273,034	$2,316,093	$2,626,303
Provisions	11,318	222,923	406,728	1,090,412
Charge-offs, net	(478,404)	(543,544)	(404,433)	(764,302)

Ending balance	$2,318,388	$2,952,413	$2,318,388	$2,952,413

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional Commercial Loans and Receivable purchases. Managing liquidity also enables the Consolidated Group to take advantage of opportunities for business expansion. The Consolidated Group finances its business operations and growth primarily through the sale of annuity products, the sale of debt securities and preferred stock and a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate and securities portfolio earnings. Primarily, the Consolidated Group’s sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from its

Receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

Annuities

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

      At March 31, 2003, approximately 87% of the Consolidated Group’s assets were held by Old Standard and Old West. The growth in the assets of the Consolidated Group during the six-month ended March 2003 was primarily due to the growth in annuity sales. Future growth of the Consolidated Group will continue to be dependent upon the successful efforts of Old Standard and Old West to sell annuity products. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, and to the extent that the Consolidated Group does not cede new annuity sales from their reinsurance agreement from Western Life, the Consolidated Group could experience a reduction in its total assets, thereby potentially reducing the earnings capacity of the Consolidated Group.

      Old Standard has an annuity reinsurance agreement with Western Life, which became effective July 1, 1998. Under this agreement, Western Life may reinsure with Old Standard 75% of the risk on 15 different annuity products. During the six months ended March 31, 2003, no additional annuity premiums were ceded to Old Standard under this agreement. Old Standard also pays a fee to Western Life for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

Debt and Equity Securities

      Summit engages in public offerings of debt securities and preferred stock. These investments are typically offered to the public on a continuous best efforts basis through MIS. On October 4, 2002, the Company filed with the SEC a registration statement for the sale of up to $50.0 million of Series B and B-1 Investment Certificates. This registration statement is currently under regulatory review. Also on October 4, 2002, the Company filed with the SEC a registration statement for the sale of up to 2,000,000 shares of its Variable Rate Cumulative Preferred Stock, Series S-3 for $25.00 per share, for a total preferred stock offering amount of $50.0 million. This registration statement is also currently under regulatory review. If cash flows from earnings, Receivables and other existing assets are inadequate to satisfy Summit’s obligation to pay maturing investment certificates and preferred stock dividends, Summit’s inability to access public offerings of investment certificates and preferred stock would impact its ability to meet its obligations related to its previously issued debt and equity securities.

Secured Line of Credit

      Old Standard has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At March 31, 2003, Old Standard had a stock investment in the FHLB of approximately $1.2 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At March 31, 2003, Old Standard had $55.6 million in eligible collateral with a market value of $52.9 million and had a borrowing capacity of

$39.5 million, subject to the purchase of approximately $0.4 million in additional FHLB stock. Approximately $26.4 million in securities having a market value of $25.2 million were pledged to collateralize the outstanding borrowings to the FHLB at March 31, 2003. At March 31, 2003, Old Standard had approximately $17.5 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $22.0 million, subject to the purchase of approximately $0.4 million in additional FHLB stock. During the six months ended March 31, 2003, Old Standard’s outstanding borrowings on the secured line of credit decreased $10.0 million.

Other Liquidity Sources

      Another source of liquidity is derived from payments received on Receivables and the sale of real estate. A decrease in the prepayment rate on Receivables or in the ability to sell real estate would reduce future cash flows from Receivables. Additionally, to increase liquidity, the Consolidated Group may occasionally sell securities to a broker-dealer under the provision that the Consolidated Group will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. The Consolidated Group did not enter into any reverse repurchase transactions during the periods presented.

      During the six months ended March 31, 2003, Summit entered into a $12.0 million unsecured line of credit agreement with Metropolitan, an affiliate. At March 31, 2003, Summit had approximately $5.7 million in outstanding advances having an interest rate of 11.5% related to this agreement.

Capital and Regulatory Considerations

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

Lending Commitments

      The Consolidated Group had approximately $16.5 million of outstanding commitments to extend credit to commercial borrowers at March 31, 2003.

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

      (a) Exhibits

      None.

      (b) During the quarter ended March 31, 2003, the Registrant filed the following reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 15th day of May 2003 on its behalf by the undersigned, thereunto duly authorized.

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

/s/ TOM TURNER

Tom Turner
President (Chief Executive Officer)

Date: May 15, 2003

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

Date: May 15, 2003