Form 10-Q
period 2003-06-30
SUMMIT SECURITIES INC /ID/
filed 2003-08-18
CIK 868016

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

      Former name, former address and former fiscal year, if changed since last report: N/ A.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common: 10,000 shares at July 31, 2003.

SUMMIT SECURITIES, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
As of June 30, 2003 and September 30, 2002	3

Consolidated Statements of Operations
Three Months Ended June 30, 2003 and 2002	4
Nine Months Ended June 30, 2003 and 2002	4

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2003 and 2002	5
Nine Months Ended June 30, 2003 and 2002	5

Consolidated Statement of Stockholders’ Equity
Nine Months Ended June 30, 2003	6

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2003 and 2002	7

Notes to Consolidated Financial Statements	8

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

	(unaudited)
ASSETS:

Cash and cash equivalents	$23,851,187	$30,725,256
Investments in affiliated companies	3,022,425	3,022,425
Investments:
Available-for-sale securities, at fair value	149,631,553	163,500,373
Held-to maturity securities, at amortized cost	18,508,968	5,883,021
Accrued interest on investments	1,006,691	903,196

Total investments	169,147,212	170,286,590

Receivables:
Real estate contracts and mortgage notes and other receivables, net of discounts and origination fees, including $11,271,107 and $3,197,355 due from affiliates	420,129,081	354,882,860
Allowance for losses on receivables	(7,970,113)	(4,715,489)

Net receivables	412,158,968	350,167,371

Other assets:
Real estate held for sale and development at the lower of cost or market, net of allowances of $4,113,963 and $2,316,093	71,995,544	45,957,758
Deferred costs, net	21,018,756	19,095,640
Deferred income tax benefit	3,013,212	619,811
Current income taxes receivable	73,969	73,968
Other assets, net	2,236,359	2,490,947

Total other assets	98,337,840	68,238,124

Total assets	$706,517,632	$622,439,766

LIABILITIES:
Annuity reserves	$496,670,684	$420,284,849
Investment certificates	122,087,278	113,677,625
Debt payable, including $27,695,014 and $13,246,825 due to affiliates	45,359,516	40,888,591
Due to affiliates	11,319,453	8,487,140
Accounts payable and accrued expenses	5,779,165	3,585,152

Total liabilities	681,216,096	586,923,357

Stockholders’ equity:
Preferred stock, $10 par value, 10,000,000 shares authorized:
Series S, R and T, $10 par, 80,057 shares and 83,729 shares issued and outstanding (liquidation preference $8,005,723 and $8,372,890)	800,572	837,289
Series S-3, $2.50 par, 858,121 shares and 987,518 shares issued and outstanding (liquidation preference $21,453,039 and $24,687,957)	2,145,304	2,468,795
Common stock, $10 par value, authorized 2,000,000 shares, 10,000 shares issued and outstanding	100,000	100,000
Additional paid-in capital	22,889,950	26,810,732
Accumulated other comprehensive income	1,326,041	2,865,893
Retained earnings (deficit)	(1,960,331)	2,433,700

Total stockholders’ equity	25,301,536	35,516,409

Total liabilities and stockholders’ equity	$706,517,632	$622,439,766

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Interest on receivables	$9,097,518	$8,500,331	$27,223,872	$24,130,279
Earned discount on receivables and investments	3,191,958	4,587,282	9,628,352	11,051,647
Other investment income, including $208,254, $96,852, $592,624 and $312,211 from affiliates	2,469,775	2,215,961	8,103,501	6,490,072
Real estate sales	1,669,536	255,000	6,433,389	1,831,892
Fees, commissions, service and other income, including $1,858,311, $1,620,939, $7,377,277 and $5,339,041 from affiliates	2,926,178	2,690,886	9,919,033	8,039,536
Net gains on investments, including gains of $0, $0, $0 and $825,945 from affiliates	1,959,603	(554,379)	2,159,366	(2,306,753)
Net gains on sales of receivables	2,500	79,868	11,045	257,598

Total revenues	21,317,068	17,774,949	63,478,558	49,494,271

Expenses:
Annuity benefits	6,650,670	4,763,259	19,547,173	13,724,186
Interest expense, including $564,892, $316,599, $1,399,986 and $828,940 to affiliates	3,477,223	2,831,945	10,055,184	7,889,809
Cost of real estate sold	1,081,787	255,037	5,203,701	1,787,535
Provision for losses	4,411,813	75,088	10,646,814	2,047,857
Salaries and employee benefits	1,947,251	1,446,511	5,087,011	4,012,147
Commissions to agents, net of $370,621, $1,743,228, $384,146 and $2,034,746 ceded to affiliates	3,779,068	6,710,116	14,256,418	13,354,434
Other operating and underwriting expenses, net of capitalization of contracts acquisition costs (includes $1,594,652, $2,662,835, $5,454,620 and $6,159,276 to affiliates)	2,640,344	1,292,231	5,776,123	4,129,885
Capitalized deferred policy acquisition costs, net of amortization	(1,699,283)	(2,451,399)	(2,296,641)	(1,889,151)

Total expenses	22,288,873	14,922,788	68,275,783	45,056,702

Income (loss) before income taxes	(971,805)	2,852,161	(4,797,225)	4,437,569
Income tax (provision) benefit	326,430	(995,579)	1,631,055	(1,356,001)

Net income (loss)	(645,375)	1,856,582	(3,166,170)	3,081,568
Preferred stock dividends	(577,951)	(686,243)	(1,805,812)	(2,033,809)

Income (loss) applicable to common stockholders	$(1,223,326)	$1,170,339	$(4,971,982)	$1,047,759

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(645,375)	$1,856,582	$(3,166,170)	$3,081,568

Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) arising during period(1)	552,372	1,068,173	(136,263)	(669,195)
Less reclassification adjustment for (gains) losses included in net income(2)	(1,273,743)	530,337	(1,403,589)	2,252,769

Net other comprehensive income (loss)	(721,371)	1,598,510	(1,539,852)	1,583,574

Comprehensive income (loss)	$(1,366,746)	$3,455,092	$(4,706,022)	$4,665,142

(1)	Net of related tax of $297,432 and $550,269 during the three months ended June 30, 2003 and 2002 and ($6,568) and ($344,735) during the nine months ended June 30, 2003 and 2002, respectively.

(2)	Net of related tax of ($685,861) and $273,204 during the three months ended June 30, 2003 and 2002 and ($755,778) and $1,160,518 during the nine months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Accumulated
			Additional	Other	Retained
	Preferred	Common	Paid-in	Comprehensive	Earnings
	Stock	Stock	Capital	Income	(Deficit)	Total

Balance, October 1, 2002	$3,306,084	$100,000	$26,810,732	$2,865,893	$2,433,700	$35,516,409
Net loss					(3,166,170)	(3,166,170)
Net unrealized losses on available-for-sale securities, net of income tax benefit of $762,346				(1,539,852)		(1,539,852)
Cash dividends, preferred (variable rate)			(577,951)		(1,227,861)	(1,805,812)
Redemption and retirement of variable rate preferred stock (162,220 shares)	(451,958)		(4,068,032)			(4,519,990)
Sale of variable rate preferred stock, net (29,152 shares)	91,750		725,201			816,951

Balance, June 30, 2003	$2,945,876	$100,000	$22,889,950	$1,326,041	$(1,960,331)	$25,301,536

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30,

	2003	2002

Cash flow from operating activities:
Net income (loss)	$(3,166,170)	$3,081,568
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Proceeds from sales of trading securities	—	7,729,039
Acquisition of trading securities	—	(1,789,429)
Earned discount on receivables and investments	(9,628,352)	(11,051,647)
(Gains) losses on investments, net, including gains of $0 and $825,945 from affiliates	(2,159,366)	2,306,753
Gains on sales of receivables, net	(11,045)	(257,598)
Gains on sales of real estate	(1,229,688)	(44,357)
Provision for losses	10,646,814	2,047,857
Depreciation and amortization	100,144	50,638
Deferred income tax provision (benefit)	(2,393,401)	815,783
Changes in assets and liabilities:
Deferred cost, net	(1,923,116)	(2,155,593)
Annuity reserves	17,657,164	13,581,748
Compound and accrued interest on investment certificates and debt payable	2,287,141	975,558
Accrued interest on receivables and investments	(3,426,484)	(9,678,318)
Accounts payable including affiliates	5,026,326	16,860,860
Other assets including receivable from affiliates	916,789	2,326,971

Net cash (used in) provided by operating activities	12,696,756	24,799,833

Cash flow from investing activities:
Proceeds from maturities of available-for-sale securities	18,586,323	4,594,405
Proceeds from sales of available-for-sale securities, including $0 and $2,325,945 from affiliates	109,010,383	37,463,696
Purchases of available-for-sale securities	(138,512,881)	(73,195,032)
Proceeds from maturities of held-to-maturity securities	11,512,879	—
Purchases of held-to-maturity securities	—	(5,963,245)
Principal payments received on real estate contracts and mortgage notes and other receivable investments, including $3,226,248 and $1,093,738 from affiliates	47,049,681	63,326,486
Proceeds from sales of real estate contracts and mortgage notes and other receivable investments, including $3,797,431 and $1,404,024 from affiliates	3,958,278	15,229,211
Purchases and originations of real estate contracts and mortgage notes and other receivable investments, including $12,323,333 and $16,038,118 from affiliates	(126,408,339)	(137,164,127)
Proceeds from sales of real estate, including $247,042 and $0 from affiliates	4,869,539	1,832,828
Additions to real estate held for sale and development	(13,449,945)	(638,687)

Net cash used in investing activities	(83,384,082)	(94,514,465)

Cash flow from financing activities:
Receipts from annuity products	86,541,979	47,677,773
Withdrawals of annuity products	(26,052,865)	(18,310,974)
Reinsurance of annuity products to affiliated reinsurers	7,453,067	46,805,192
Reinsurance of annuity products from affiliated reinsurers	(9,213,510)	(20,120,303)
Proceeds from issuance of investment certificates	21,025,672	19,810,103
Repayments of investment certificates	(14,896,326)	(9,220,351)
Increase (decrease) in debt payable, including $7,544,383 and $2,346,025 from affiliates	4,464,091	9,312,061
Issuance of preferred stock	816,951	689,001
Redemption and retirement of preferred stock	(4,519,990)	(514,837)
Cash dividends	(1,805,812)	(3,653,809)

Net cash provided by financing activities	63,813,257	72,473,856

Net change in cash and cash equivalents	(6,874,069)	2,759,224
Cash and cash equivalents:
Beginning of period	30,725,256	37,986,345

End of period	$23,851,187	$40,745,569

Non-cash investing and financing activities of Company:
Real estate held for sale and development acquired through foreclosure	20,055,954	20,755,797
Transfers between annuity products	1,379,373	4,633,241
Loans to facilitate the sale of real estate	1,563,850	840,000
Transfer of investments from available-for-sale portfolio to held-to-maturity portfolio (1)	24,010,954	—
Transfer of investments from trading portfolio to available-for-sale portfolio	—	16,599,912
Timing difference on settlements of securities sales		1,008,750
Timing difference on settlements of securities purchases		10,142,188

(1)	During the nine months ended June 30, 2003, the Consolidated Group transferred $24.0 million of securities from its available-for-sale portfolio to its held-to-maturity portfolio. The securities transferred included those securities pledged as collateral to secure the FHLB line of credit agreement. The Consolidated Group has the intent and ability to hold these securities until maturity.

The accompanying notes are an integral part of the consolidated financial statements.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of Summit Securities, Inc. and subsidiaries (the “Company” or “Consolidated Group”) as of June 30, 2003, the results of operations for the three months and nine months ended June 30, 2003 and 2002 and the cash flows for the nine months ended June 30, 2003 and 2002. The results of operations for the three months and nine months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements including notes thereto included in the Company’s fiscal 2002 Form 10-K.

      Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation (See Note 3 following). These reclassifications had no effect on net income or retained earnings as previously reported.

2.     Segment Reporting

      The Company principally operates in four industry segments which encompasses: (1) annuity operations, including investing in receivables with funds generated from the issuance of annuity products and parent company capital contributions; (2) a property development division, which has historically generated its revenues from services provided to affiliates related to the selling, marketing, designing, subdividing and coordinating activities of real estate development properties; (3) broker/ dealer activities, including marketing securities offered by Summit Securities, Inc. and affiliates in addition to selling other mutual funds and general securities and (4) investing activities (consisting primarily of the assets and operations of Summit Securities, Inc., the parent company) using funds generated from the issuance of investment certificates and preferred stock that have not been used as capital contributions to the annuity segment. Historically, a portion of the proceeds generated from the sale of debt and equity securities have been contributed by the parent to its insurance subsidiaries to provide capital. Therefore, the identifiable assets of the investing segment, which excludes investments in subsidiaries, are less than the total outstanding investment certificates and preferred stock of the parent. Interest costs associated with the investing segment activities are not allocated to the annuity operations segment.

      Information about the Company’s separate business segments and in total as of and for the three-month and nine-month periods ended June 30, 2003 and 2002 is as follows (see MD&A for discussion of significant items):

	As of and for the nine month period ended June 30, 2003

		Property
	Annuity	Development
	Operations	Operations	Broker/Dealer	Investing	Total

Revenues	$51,617,373	$1,907,243	$6,856,127	$3,097,815	$63,478,558
Income (loss) from operations	4,250,655	(218,154)	(453,805)	(8,375,921)	(4,797,225)
Identifiable assets, net	624,534,413	445,276	1,525,428	80,012,515	706,517,632
Depreciation and amortization	41,063	16,288	38,449	4,344	100,144
Capital expenditures	28,596	23,620	272,384	5,303	329,903

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     Segment Reporting (continued)

	As of and for the three month period ended June 30, 2003

		Property
	Annuity	Development
	Operations	Operations	Broker/Dealer	Investing	Total

Revenues	$18,650,513	$615,482	$1,803,917	$247,156	$21,317,068
Income (loss) from operations	3,374,120	29,968	(668,983)	(3,706,910)	(971,805)
Identifiable assets, net	624,534,413	445,276	1,525,428	80,012,515	706,517,632
Depreciation and amortization	12,076	5,014	13,403	1,610	32,103
Capital expenditures	1,150	—	64	4,060	5,274

	As of and for the nine month period ended June 30, 2002

		Property
	Annuity	Development
	Operations	Operations	Broker/Dealer	Investing	Total

Revenues	$39,960,904	$1,420,716	$5,367,292	$2,745,359	$49,494,271
Income (loss) from operations	14,015,295	(320,971)	136,754	(9,393,509)	4,437,569
Identifiable assets, net	472,567,356	675,815	1,595,521	77,683,063	552,521,755
Depreciation and amortization	30,676	11,467	8,131	364	50,638
Capital expenditures	164,048	13,587	—	34,205	211,840

	As of and for the three month period ended June 30, 2002

		Property
	Annuity	Development
	Operations	Operations	Broker/Dealer	Investing	Total

Revenues	$14,379,473	$515,701	$1,684,927	$1,194,848	$17,774,949
Income (loss) from operations	5,882,776	(295,236)	(23,150)	(2,712,229)	2,852,161
Identifiable assets, net	472,567,356	675,815	1,595,521	77,683,063	552,521,755
Depreciation and amortization	11,373	4,411	2,710	277	18,771
Capital expenditures	28,205	36,462	—	34,205	98,872

3.     Reclassification— Interest on Receivables and Provision for losses

      Historically, the Company has accrued interest income on delinquent commercial loans until foreclosure. However, once the delinquent commercial loan achieved a net realizable value of 80% of the underlying collateral, increases in interest income were offset through a similar increase in the provision for losses on receivables. During the three months ended June 30, 2003, the Company ceased recording simultaneous increases in both interest income and provision for losses on delinquent commercial loans that achieved a net realizable value of 80% of the underlying collateral. Furthermore, and for comparative purposes, the Company reclassified approximately $1.9 million of provision for losses on receivables against interest income during the six months ended March 31, 2003. The reclassification resulted in a reduction in interest income with a corresponding reduction in provision for losses on receivables. For comparability purposes, the Company is providing the following information to quantify the impact of the reclassification adjustments for the three months ended December 31, 2002 and for the three months and six months ended March 31, 2003. Prior year information, both quarterly and year to date, have not been reclassified as amounts are not deemed material.

SUMMIT SECURITIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     Reclassification— Interest on Receivables and Provision for losses (continued)

	As reported	As reclassified

As of December 31, 2002
Real estate contracts and mortgage notes and other receivables	$395,983,956	$395,045,376
Allowance for losses on receivables	(7,846,014)	(6,907,434)
Net receivables	388,137,942	388,137,942
For the three months ended December 31, 2002
Interest on receivables	8,964,530	8,025,950
Total revenues	21,841,087	20,902,507
Provision for losses	3,720,410	2,781,830
Total expenses	23,746,335	22,807,755
Net loss	(1,253,525)	(1,253,525)

	As reported	As reclassified

As of March 31, 2003
Real estate contracts and mortgage notes and other receivables	$422,004,504	$420,135,449
Allowance for losses on receivables	(8,589,668)	(6,720,613)
Net receivables	413,414,836	413,414,836
For the six months ended March 31, 2003
Interest on receivables	19,995,409	18,126,354
Total revenues	44,030,545	42,161,490
Provision for losses	8,104,056	6,235,001
Total expenses	47,855,965	45,986,910
Net loss	(2,520,795)	(2,520,795)
For the three months ended March 31, 2003
Interest on receivables	11,030,879	10,100,404
Total revenues	22,189,458	21,258,983
Provision for losses	4,383,646	3,453,171
Total expenses	24,109,630	23,179,155
Net loss	(1,267,270)	(1,267,270)

4.     Subsequent Event

      Metropolitan Investment Securities, Inc. (“MIS”), a National Association of Securities Dealers, Inc. (“NASD”) member firm and a wholly owned subsidiary of the Company, is the sole broker dealer responsible for the offer and sale of the Company’s preferred stock and debt securities. MIS has received a “Wells” letter from the NASD stating that the staff of the NASD has made a preliminary determination to recommend that a disciplinary action be brought against MIS. Under the Wells process adopted by the NASD, MIS has been provided an opportunity to respond before the NASD staff makes a formal recommendation to the NASD regarding any such action. MIS is cooperating with the NASD to resolve this matter. The Company is unable to fully determine at this time the impact on the Company of the ultimate resolution of the pending matters. The ultimate resolution of the pending matters could have an adverse affect on MIS’s ability to continue selling the Company’s securities, could result in monetary fines being imposed against MIS by the NASD and could require MIS to spend additional funds to settle the pending matters. If MIS is unable to continue selling the Company’s securities, it could have an adverse affect on the Company. As of June 30, 2003, the Company had recorded a contingent liability of $0.3 million for potential fines that may be assessed against MIS by the NASD. The actual amount of the fines required to settle the pending matters could be greater or less than $0.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      These discussions may contain some forward-looking statements. A forward-looking statement may contain words such as “will continue to be,” “will be,” “continue to,” “expect to,” “anticipates that,” “to be,” or “can impact.” We caution you that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements.

General

      In addition to the parent company Summit Securities, Inc., we also have several subsidiaries, including two insurance companies, Old Standard Life Insurance Company and Old West Annuity & Life Insurance Company, a securities broker/dealer, Metropolitan Investment Securities, Inc. (“MIS”) and a property development services company, Summit Property Development, Inc. The terms “we,” “our” and “us” refer to Summit and our subsidiaries collectively, while the term Summit refers solely to the parent company.

      We are engaged in the business of investing in cash flowing assets, consisting of obligations secured by real estate, structured settlements, annuities, lottery prizes and other investments, which we refer to collectively as “receivables,” investment securities and other assets through funds provided by annuity sales, receivable cash flow, investment certificate (debt securities) sales, preferred stock sales, earnings and sales of investments, sales of receivables, and the resale of repossessed real estate. Currently, we are focusing our receivable investing activities on loans secured by commercial real estate. We originate commercial loans secured by various types of commercial properties. These commercial loans are generally small to mid-sized loans that are originated for less than $15 million. We obtain leads for commercial loans through mortgage brokers. The borrowers submit loan applications directly to us. Our goal is to achieve a positive spread between the return on our receivable and other investments and our cost of funds. We may also engage in other businesses or activities without restriction in accordance with the provisions of our articles of incorporation.

      We are affiliated, due to the common control by C. Paul Sandifur, Jr., with Metropolitan Mortgage & Securities Co., Inc., which has as its principal subsidiaries Metwest Mortgage Services, Inc. and Western United Life Assurance Company. We refer to Metropolitan Mortgage & Securities Co., Inc. and its subsidiaries collectively as “Metropolitan.” These affiliates provide services to us for a fee and engage in various business transactions with us. We also provide services to Metropolitan for a fee.

      Historically, Summit has generally funded its investing activities through the sale of investment certificates and preferred stock. Furthermore, Summit has relied on new offerings to re-finance previously issued debt as it matures. Currently, Summit has two public offerings under regulatory review and as such, are not currently available to the public. While Summit maintains sufficient short term liquidity (generally up to twelve months) to pay maturing investment certificates and preferred stock dividends during periods in which its securities offerings are not available for sale to the public, Summit does not anticipate that it will generate sufficient after tax cash earnings that would permit it to fully pay its maturing debt obligations on a continual basis without the sale of additional debt securities to re-finance that debt as it matures. Summit’s short-term liquidity is primarily comprised of cash, a secured line of credit agreement with Metropolitan and other assets including investments and receivables that can be converted to cash through the sale of those assets. To the extent Summit is unable to sell additional securities or re-finance investment certificates as they mature from another source, and to the extent that existing short-term liquidity is not sufficient, our business would be harmed.

Critical Accounting Policies

      The accounting policies described below are those that we consider critical in preparing our financial statements. These policies include significant estimates we make using information available at the time the estimates are made. However, the estimates could change materially if different information or assumptions are used. The descriptions below are summarized and have been simplified for clarity. A more detailed description of the significant accounting policies we use in preparing our financial statements is included in our audited financial statements for the year ended September 30, 2002.

Asset Valuations

Investments

      We classify our investments in debt and equity securities as “available-for-sale” or “held-to-maturity.” The significant accounting policies related to these investment classifications are as follows:

Available-for-Sale Securities. Available-for-sale securities, consisting primarily of mortgage- and asset-backed securities, government-backed bonds, corporate bonds and equity securities, are carried at quoted and estimated fair values. Unrealized gains and losses on available-for-sale securities are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related deferred income taxes, as a component of stockholders’ equity. We regularly monitor our investment portfolio for other than temporary declines in the value of securities. When an other than a temporary decline in the value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of the reduction is reported as a realized loss in the statement of operations. Any recovery of value in excess of the investment’s new cost basis is recognized as a realized gain only on sale, maturity or other disposition of the investment. Factors that we evaluate in determining the existence of an other than temporary decline in value include (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed securities, we consider the security rating and the amount of credit support available for the security.

Held-to-Maturity Securities: Held-to-maturity securities are carried at amortized cost. Premiums and discounts on these securities are amortized on a specific-identification basis using the interest method. We have the ability and intent to hold these investments until maturity.

Allowances for Losses

      We maintain various allowances for losses. The significant accounting policies related to the allowances are as follows:

Allowance for Losses on Receivables. Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

The remaining real estate contracts and mortgage notes receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience. To the extent actual experience differs from assumptions, the adjustments would be included in the statement of operations.

Allowance for Losses on Real Estate Held for Sale and Development. The allowance for losses on real estate held for sale and development includes amounts for estimated losses as a result of impairment in value. We review our real estate held for sale and development properties for impairment in value whenever events or circumstances indicate that the carrying value of the asset may exceed its estimated net realizable value. The carrying value of a repossessed property is determined as of the date of repossession of the property and is based on the lower of the estimated net realizable value or carrying value at the time the property was repossessed. For non-commercial properties, an appraisal is obtained on the foreclosed property to determine its estimated net realizable value at the time of repossession. For commercial properties, an appraisal is obtained on the foreclosed property to determine the estimated net realizable value only if the most recent appraisal is more than one year old, otherwise the existing appraisal is used. Periodically, we may not order an updated appraisal in accordance with our established policies if current negotiations with a potential purchaser establishes an indication of value.

Subsequent to repossession (or acquisition in the case of development properties), if the value of the property declines such that the estimated net realizable value from the disposition of the asset is less than its carrying value, an impairment is recognized in the statement of operations.

Income Recognition on Delinquent Commercial Real Estate Receivables

      We generally accrue interest on delinquent commercial real estate receivables unless the receivable is not considered well secured or in the process of collection. We consider commercial loans with carrying values less than 80% of the estimated value of the collateral (estimated net realizable value) to be well secured. We cease accruing interest and other related loan fees when the carrying value of a commercial loan reaches its estimated net realizable value. A nonaccrual receivable may be restored to accrual status when delinquent principal and interest payments are brought current and the receivable is paying in accordance with its payment terms or when an increase in the collateral value has occurred such that the carrying value is less than its estimated net realizable value.

Deferred Policy Acquisition Costs

      Deferred policy acquisition costs, consisting of commissions and other insurance underwriting and annuity policy costs, are deferred and amortized over the lives of the annuity contracts in proportion to the present value of estimated future gross profits. To the extent actual experience differs from assumptions, and to the extent estimates of future gross profits require revision, the unamortized balance of deferred policy acquisition costs is adjusted accordingly; these adjustments would be included in the statement of operations.

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

Results of Operations

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

      The following table presents the components of the results of operations for the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Net interest income	$15,353,368	$20,058,003
Provision for losses on receivables	(8,382,402)	(891,051)

Net interest spread	6,970,966	19,166,952
Net non-interest expense	(15,200,519)	(13,456,930)
Capitalized deferred policy acquisition costs, net of amortization	2,296,641	1,889,151

Income (loss) before gains (losses) on assets	(5,932,912)	7,599,173
Net gains (losses) on investments and receivables	2,170,411	(2,049,155)
Provision for losses on real estate held for sale	(2,264,412)	(1,156,806)
Gains on sales of real estate	1,229,688	44,357

Income (loss) before income taxes	(4,797,225)	4,437,569
Income tax benefit (provision)	1,631,055	(1,356,001)

Net income (loss)	(3,166,170)	3,081,568
Preferred stock dividends	(1,805,812)	(2,033,809)

Loss applicable to common stockholders	$(4,971,982)	$1,047,759

     Net Interest Income

      The following table presents the components of net interest income during the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Interest income:
Interest on receivables	$27,223,872	$24,130,279
Earned discount on receivables and investments	9,628,352	11,051,647
Other investment income	8,103,501	6,490,072

Total interest income	44,955,725	41,671,998

Interest expense:
Annuity benefits	19,547,173	13,724,186
Interest, net	10,055,184	7,889,809

Total interest expense	29,602,357	21,613,995

Net interest income	$15,353,368	$20,058,003

      The following table summarizes the rate/volume change in total interest income between the nine months ended June 30, 2003 and 2002 by interest sensitive asset class.

	Nine months ended June 30, 2003 vs.
	Nine months ended June 30, 2002

	Increase (Decrease)
	Due to

	Volume	Rate	Total Change

Interest sensitive assets:
Investments (including cash)	$2,779,620	$(1,758,909)	$1,020,711
Real estate contracts and mortgage notes receivable	8,188,194	(7,839,240)	348,954
Other receivables	2,238,205	(324,143)	1,914,062

	$13,206,019	$(9,922,292)	$3,283,727

      The following table presents the average net yields we realized on interest sensitive assets and liabilities during the nine months ended June 30, 2003 and 2002 based on the average monthly ending asset/liability balances:

	June 30,	June 30, 2002
	2003 Average	Average

Interest sensitive assets:
Investments (including cash)	$195,686,967	$113,991,815
Yield	5.12%	7.22%
Real estate contracts and mortgage notes receivable	$313,197,256	$250,562,481
Yield	14.89%	17.43%
Other receivables	$89,508,200	$46,525,143
Yield	6.46%	6.94%
Interest sensitive liabilities:
Annuity reserves	$468,156,384	$308,151,501
Yield	5.57%	5.97%
Investment certificates	$122,726,390	$97,518,099
Yield	9.14%	9.52%
Debt payable	$39,919,735	$19,583,945
Yield	5.87%	7.39%

      The increase in interest income for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily due to an increase in income from an increase in our investment and other receivable portfolio.

      The average monthly investment portfolio for the nine months ended June 30, 2003 increased to approximately $195.7 million compared to approximately $114.0 million for the similar period ended June 30, 2002. The increase in interest income as a result of an increased investment portfolio has been partially offset by a decrease in the yields earned on the portfolio due to a decrease in the 5-year constant maturity U.S. Treasury rate, which is similar to the average maturity of our fixed income portfolio. During the twelve-month period ended June 30, 2003, proceeds from the sale and maturities of the investment portfolio totaled $174.4 million. As proceeds from the sales and maturities of investments were reinvested back into a lower interest rate market, the overall portfolio yield was reduced.

      The average monthly other receivable portfolio for the nine months ended June 30, 2003 increased to approximately $89.5 million compared to approximately $46.5 million for the similar period ended June 30, 2002. The increase in interest income as a result of an increased other receivable portfolio has been partially offset by a decrease in the yields earned on the portfolio due to the acquisition of lottery trust investments from

Metropolitan at market yields that ranged from 5.5% to 7.0%. Investment diversification was the primary purpose for acquiring the investments.

      While the average monthly ending balance of real estate contracts and mortgage notes receivable increased from $250.6 million for the nine months ended June 30, 2002 compared to $313.2 million for the nine months ended June 2003 due to an increase in our commercial lending activities, the effective yields realized decreased from 17.43% at June 30, 2002 to 14.89% at June 30, 2003. A reduction in exit fee income resulted in a 1.65% yield reduction during the nine months ended June 2003 compared to the similar period ended June 2002.

      The increase in interest expense for the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002 was primarily due to an increase in the average outstanding balances of debt payable, investment certificates and annuity reserves. However, this increase in interest expense was offset by a reduction in the interest rate environment during the last twelve months, which has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds. Additionally, the reduction in the interest rate environment during the last twelve months has also contributed to a lower cost of funds on our annuity reserves.

Provision for Losses on Receivables

      Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated net realizable value of the collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we provided provisions for losses on our commercial loan portfolio of approximately $7.3 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $76.5 million compared to $70.5 million at September 30, 2002. Fluctuations in the provision for losses result from using the specific impairment methodology.

      In addition to the commercial loan provision, we also recorded provisions for losses on our residential and other real estate loans of approximately $0.6 million and approximately $0.5 million on our other receivables during the nine months ended June 30, 2003. The residential and other real estate receivable portfolio is made up of a large group of smaller-balance homogenous loans that are collectively evaluated for impairment. We establish an allowance for inherent losses on these receivables based primarily on current delinquencies and recent foreclosure and loss experience.

Provision for Losses on Real Estate Held for Sale

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. During the nine months ended June 30, 2003 we provided for a $2.3 million provision for losses primarily due to a reduction in sales prices on some of our real estate held for sale portfolio and a

$1.7 million provision for losses based on new appraisals that we obtained on two properties that we previously acquired through foreclosure proceedings of defaulted commercial loans.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the nine months ended June 30, 2003 and 2002:

	Nine Months Ended
	June 30,

	2003	2002

Non-interest income:
Fees, commissions, service and other income	$9,919,033	$8,039,536

Total non-interest income	9,919,033	8,039,536

Non-interest expense:
Salaries and employee benefits	5,087,011	4,012,147
Commissions to agents	14,256,418	13,354,434
Other operating and underwriting expenses	5,776,123	4,129,885

Total non-interest expense	25,119,552	21,496,466

Net non-interest expense	$15,200,519	$13,456,930

      Fees, commissions, service and other income consist primarily of commissions earned by MIS and Summit Property Development, Inc. MIS and Summit Property Development earned approximately $8.8 million and $6.8 million in commissions (after eliminating commissions received by MIS from Summit), during the nine-month periods ended June 30, 2003 and 2002. The $2.0 million increase resulted primarily from a $1.5 million increase in commissions earned by MIS as a result of an increase in the sales of the securities of Metropolitan and a $0.5 million increase in property development consulting fees charged to Metropolitan.

      Of the $8.8 million and $6.8 million of fees, commissions, service and other income that was earned by Summit Property Development and MIS during the nine month periods ended June 30, 2003 and 2002, approximately $7.2 million and $5.2 million were fees received from Metropolitan. During the nine-month periods ended June 30, 2003 and 2002, Summit Property Development received approximately $1.9 million and $1.4 million in fees from Metropolitan while MIS received approximately $5.3 million and $3.8 million in fees from Metropolitan. The Summit Property Development fees received from Metropolitan are calculated by multiplying the actual payroll expense or commissions paid as a result of consulting, developing or selling Metropolitan’s development property by a predetermined override rate in accordance with established inter-company agreements. The override rate reimburses Summit Property Development for other indirect expenses (in addition to the actual payroll or commissions paid) that were paid on Metropolitan’s behalf. The MIS fees received from Metropolitan are calculated by multiplying the actual commissions paid as a result of selling Metropolitan’s investment securities by a predetermined override rate in accordance with an established inter-company agreement. To the extent that Metropolitan does not have an effective registration available for MIS to sell Metropolitan’s securities, MIS’ revenues associated with sales of Metropolitan’s securities will be reduced.

      Salaries and employee benefits increased by approximately $1.1 million during the nine months ended June 30, 2003 compared to the similar period ended June 30, 2002. The increase was due primarily to an increase in the average number of full time equivalent employees of our commercial lending operations.

      The increase in commissions to agents was primarily due to a $1.2 million increase in commissions paid by MIS and a $0.2 million increase in commissions paid on the sale of real estate offset by a $0.3 million decrease in commissions paid on annuity business.

      The increase in other operating and underwriting expenses was primarily the result of a $1.2 million increase in holding costs associated with our properties held for sale and development and a $0.3 million accrual of a contingent liability associated with the NASD Wells letter offset by a $0.6 million decrease in ceding allowances associated with new annuity business reinsured from Metropolitan under our annuity reinsurance agreement.

      Metropolitan provides servicing, accounting, data processing and other administrative services to us. In addition, we are charged rent for the space that we occupy in Metropolitan’s headquarters. Expenses allocated and rent charged to us were approximately $5.9 million for the nine months ended June 30, 2003 compared to $5.6 million for the nine months ended June 30, 2002. Of the $0.3 million increase in charges during the nine months ended June 30, 2003, $0.2 million is related to an increase in loans serviced by Metropolitan and a $0.4 million increase in rent offset by a $0.3 million decrease in expense allocations to us in accordance with an established inter-company cost sharing agreement.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense we reported for the nine months ended June 30, 2003 and 2002.

	Nine Months Ended
	June 30,

	2003	2002

Current period costs capitalized	$(3,826,573)	$(5,039,151)
Amortization of previously capitalized expenses	1,529,932	3,150,000

Net amortization (capitalization) of deferred policy acquisition costs	$(2,296,641)	$(1,889,151)

      The decrease in current period costs capitalized is due primarily to a $0.3 million decrease in commissions paid on our annuity business and a $0.6 million reduction in ceding allowances associated with new annuity business reinsured from Metropolitan under our annuity reinsurance agreement. Annuity business production during the nine months ended June 30, 2003 was approximately $94.0 million compared to approximately $94.5 million during the similar period ended June 30, 2002.

      According to Statement of Financial Accounting Standards No. 97 (“SFAS No. 97”), policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances; estimated future policy expense charges less estimated future policy administration expenses; and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated gross profits on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 1.8% to 4.8%. The range of future estimated gross profits at June 30, 2003 is lower than the range at March 31, 2003, which was from 2.9% to 6.8%. The change in future estimated gross profit rates was affected primarily by the future estimated yields and asset mix of commercial loans that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 3.2% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 3.2% is a reduction from the 3.5% that was estimated as of September 30, 2002.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and receivables during the nine months ended June 30, 2003 and 2002:

	Nine Months
	Ended June 30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(219,905)	$(256,413)
Equity securities	(66,294)	(2,544,028)
Other securities	(514,463)	(825,467)
Realized gains:
Securities investments	2,960,028	404,096
Receivables	11,045	257,598
Realized gains on trading securities	—	915,059

Net gains (losses) on investments and receivables	$2,170,411	$(2,049,155)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      The following table presents the components of the results of operations for the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Net interest income	$4,631,358	$7,708,370
Provision for losses on receivables	(2,554,129)	(8,694)

Net interest spread	2,077,229	7,699,676
Net non-interest expense	(5,440,485)	(6,757,972)
Capitalized deferred policy acquisition costs, net of amortization	1,699,283	2,451,399

Income (loss) before gains (losses) on assets	(1,663,973)	3,393,103
Net gains (losses) on investments and receivables	1,962,103	(474,511)
Provision for losses on real estate held for sale	(1,857,684)	(66,394)
Gains (losses) on sales of real estate	587,749	(37)

Income before income taxes	(971,805)	2,852,161
Income tax provision (benefit)	326,430	(995,579)

Net income (loss)	(645,375)	1,856,582
Preferred stock dividends	(577,951)	(686,243)

Income (loss) applicable to common stockholders	$(1,223,326)	$1,170,339

Net Interest Income

      The following table presents the components of net interest income during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Interest income:
Interest on receivables	$9,097,518	$8,500,331
Earned discount on receivables and investments	3,191,958	4,587,282
Other investment income	2,469,775	2,215,961

Total interest income	14,759,251	15,303,574

Interest expense:
Annuity benefits	6,650,670	4,763,259
Interest, net	3,477,223	2,831,945

Total interest expense	10,127,893	7,595,204

Net interest income	$4,631,358	$7,708,370

      The decrease in interest income for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to a $1.4 million reduction in exit fees earned on our commercial loans during the three months ended June 30, 2003 compared to the similar period ended June 30, 2002.

      The increase in interest expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily due to an increase in the average outstanding balances of debt payable, investment certificates and annuity reserves. However, this increase in interest expense was offset by a reduction in the interest rate environment during the last twelve months, which has allowed us to borrow funds on our secured line of credit with the Federal Home Loan Bank of Seattle at lower interest rates. This borrowing facility has led to a reduction in the current year debt payable cost of funds. The reduction in the interest rate environment during the last twelve months has also contributed to the lower cost of funds on annuity reserves.

Net Non-Interest Expense

      The following table presents the components of net non-interest expense during the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Non-interest income:
Fees, commissions, service and other income	$2,926,178	$2,690,886

Total non-interest income	2,926,178	2,690,886

Non-interest expense:
Salaries and employee benefits	1,947,251	1,446,511
Commissions to agents	3,779,068	6,710,116
Other operating and underwriting expenses	2,640,344	1,292,231

Total non-interest expense	8,366,663	9,448,858

Net non-interest expense	$5,440,485	$6,757,972

      Fees, commissions, service and other income consist primarily of commissions earned by MIS and Summit Property Development. MIS and Summit Property Development earned approximately $2.4 million and

$2.2 million in commissions (after eliminating commissions received by MIS from Summit), during the three-month periods ended June 30, 2003 and 2002.

      Of the $2.4 million and $2.2 million of fees, commissions, service and other income that was earned by MIS and Summit Property Development during the three month periods ended June 30, 2003 and 2002, approximately $1.8 million and $1.6 million were fees received from Metropolitan. During the three-month periods ended June 30, 2003 and 2002, Summit Property Development received approximately $0.6 million and $0.5 million in fees from Metropolitan while MIS received approximately $1.2 million and $1.1 million in fees from Metropolitan. To the extent that Metropolitan does not have an effective registration available for MIS to sell Metropolitan’s securities, MIS’ revenues associated with sales of Metropolitan’s securities will be reduced.

      Salaries and employee benefits increased by approximately $0.5 million during the three months ended June 30, 2003 compared to the similar period ended June 30, 2002 primarily due to an increase in the average number of full time equivalent employees of our commercial lending operations.

      The decrease in commissions to agents during the three months ended June 30, 2003 compared to the similar period ended June 30, 2002 was primarily due to a $1.8 million decrease in commissions paid on annuity business, a $0.9 million decrease in commissions paid on commercial loan originations and a $0.3 million decrease in commissions paid on the sale of real estate offset by a $0.1 million increase in commissions paid by MIS.

      The increase in other operating and underwriting expenses was primarily the result of a $0.5 million increase in holding costs associated with our properties held for sale and development and a $0.3 million accrual of a contingent liability associated with the NASD Wells letter offset by a $0.5 million decrease in ceding allowances associated with new annuity business reinsured from Metropolitan under our annuity reinsurance agreement and $0.9 million decrease in capitalized contract origination costs due to the decrease in commissions paid on commercial loan originations.

      Metropolitan provides servicing, accounting, data processing and other administrative services to us. In addition, we are charged rent for the space that we occupy in Metropolitan’s headquarters. Expenses allocated and rent charged to us were approximately $2.1 million for the three months ended June 30, 2003 compared to $2.2 million for the three months ended June 30, 2002. Of the $0.1 million decrease in charges during the three months ended June 30, 2003, $0.4 million is related to a decrease in expense allocations to us in accordance with an established inter-company cost sharing agreement offset by a $0.1 million increase in loans serviced by Metropolitan and a $0.2 million increase in rent.

Amortization of Deferred Policy Acquisition Costs, Net of Costs Capitalized

      Amortization of deferred policy acquisition costs, net of costs capitalized, is comprised of the capitalization of expenses incurred to sell and underwrite annuity policies, offset by the amortization of previously capitalized expenses. The following table reflects the components of the net expense we reported for the three months ended June 30, 2003 and 2002.

	Three Months Ended
	June 30,

	2003	2002

Current period costs capitalized	$(1,129,215)	$(3,501,399)
Amortization of previously capitalized expenses	(570,068)	1,050,000

Net amortization (capitalization) of deferred policy acquisition costs	$(1,699,283)	$(2,451,399)

      The decrease in current period costs capitalized is due primarily to a $1.8 million decrease in commissions paid on our annuity business and a $0.5 million reduction in ceding allowances associated with new annuity business reinsured from Metropolitan under our annuity reinsurance agreement. Annuity business production, net of ceding, during the three months ended June 30, 2003 was approximately $23.1 million compared to approximately $65.3 million during the similar period ended June 30, 2002.

      According to SFAS No. 97, policy acquisition costs, such as commissions, are to be deferred and amortized over the life of a group of policies in relation to the present value of the estimated future gross profits related to that group of policies. For purposes of amortizing deferred policy acquisition costs, the estimated gross profits consist of estimated future earnings based on investment of policy account balances less estimated future interest to be credited to account balances, estimated future policy expense charges less estimated future policy administration expenses and estimated future surrender charges. These estimated gross profits are to be based on our “best estimate” without provision for adverse deviation. Further, SFAS No. 97 requires that estimates of expected gross profit used as a basis of deferred policy acquisition cost amortization are to be evaluated regularly, and the total amortization recorded to date is to be adjusted by a charge or credit to the statement of operations if actual experience or other evidence suggests that earlier estimates should be revised.

      Our future estimated earnings rate on the assets that support the annuity business over the remaining estimated life of the annuity business is expected to range from 1.8% to 4.8%. The range of future estimated gross profits at June 30, 2003 is lower than the range at March 31, 2003, which was from 2.9% to 6.8%. The change in future estimated gross profit rates was affected primarily by the future estimated yields and asset mix of commercial loans that support the annuity business. Since real estate receivables represent the highest yielding category, a shift in assets between real estate receivables and lower yielding fixed income securities and other receivables supporting the annuity business can affect the earning rates we realize on the assets that support the annuity business.

      After giving consideration to the asset mix and corresponding yields realized on the assets supporting the annuity business, we believe that a future estimated earnings rate of 3.2% at June 30, 2003 is a reasonable expectation of the yields to be realized on the assets that support the annuity business over the estimated remaining life. The future estimated earnings rate of 3.2% is a reduction from the 3.5% that was estimated as of September 30, 2002.

Net Gains (Losses) on Investments and Receivables

      The following table presents the components of net gains (losses) on investments and receivables during the three months ended June 30, 2003 and 2002:

	Three Months Ended June
	30,

	2003	2002

Other than temporary declines in value:
Subordinate and interest only certificates	$(61,692)	$(6,020)
Equity securities	(20,688)	(546,582)
Other securities	(179,125)	(83,568)
Realized gains:
Securities investments	2,221,108	124,777
Receivables	2,500	79,868
Realized gains on trading securities	—	(42,986)

Net gains (losses) on investments and receivables	$1,962,103	$(474,511)

Unrealized Losses on Investments

      Temporary declines in the fair value of investments that are classified as “available-for-sale” are excluded from earnings and presented as accumulated other comprehensive income or loss, net of related income taxes, as a component of stockholders’ equity. We regularly monitor our investment portfolio for other than temporary impairments of our securities. When an other than temporary decline in value below cost or amortized cost is identified, the investment is reduced to its fair value, which becomes the new cost basis of the investment. The amount of reduction is reported as a realized loss in the statement of operations. In determining whether the losses are temporary or other than temporary, we consider (1) the length of time and extent to which the fair value has been less than cost or carrying value, (2) the circumstances contributing to the decline in fair value (including a change in interest rates or spreads to benchmarks), (3) recent performance of the security, (4) the financial strength of the issuer, and (5) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery. Additionally, for asset-backed investments, we also consider the credit rating and determine the amount of credit support available for the security. At June 30, 2003, our investment portfolio had approximately $1.4 million in unrealized losses that were deemed to be temporary. To the extent that any losses currently deemed temporary are determined to be other than temporary in the future, the unrealized losses will be reported as realized losses in future statements of operations.

      The following table stratifies the unrealized losses as of June 30, 2003 by investment category:

	Carrying	Unrealized
	Value	Losses

Fixed income maturities:
Government-backed bonds	$12,588,263	$(245,325)
Mortgage- and asset-backed securities	46,204,533	(926,551)

Total fixed income maturities	58,792,796	(1,171,876)
Common stocks	65,677	(8,716)
Preferred stocks	3,912,000	(88,000)
Venture Capital/ Limited Partnerships	357,117	(92,954)

Totals	$63,127,590	$(1,361,546)

      The following table stratifies the unrealized losses as of June 30, 2003 by market sector:

	Carrying	Unrealized
	Value	Losses

Government-backed bonds:
Agency	$11,416,700	$(235,630)
US Treasury Note	1,171,563	(9,695)

Total government-backed bonds	12,588,263	(245,325)
Mortgage- and asset-backed securities:
Collateralized mortgage obligation	32,228,353	(344,209)
Other asset-backed	2,581,614	(123,557)
Home equity	9,484,176	(369,867)
Manufactured housing	1,910,390	(88,918)

Total mortgage- and asset-backed securities	46,204,533	(926,551)
Common stocks	65,677	(8,716)
Preferred stocks	3,912,000	(88,000)
Venture Capital/ Limited Partnerships	357,117	(92,954)

Totals	$63,127,590	$(1,361,546)

      The following table stratifies the unrealized losses as of June 30, 2003 by credit rating:

	Carrying	Unrealized
	Value	Losses

AAA	$44,816,615	$(589,534)
AA	7,308,829	(115,919)
A	5,571,971	(125,878)
BBB	1,669,201	(87,853)
BB	3,338,180	(340,692)
Common stocks	65,677	(8,716)
Venture Capital/ Limited Partnerships	357,117	(92,954)

Totals	$63,127,590	$(1,361,546)

      Unrealized losses relating to the investment grade assets (BBB and higher) are generally due to changes in interest rates, which may include changes in spreads to benchmarks for a particular sector of the market. To the extent that unrealized losses in our investment grade portfolio are the result of issues other than interest rate changes, the investments are evaluated for other than temporary impairment. In determining whether these losses were temporary or other than temporary, we considered (1) recent performance of the security, (2) the credit rating of the security, (3) the amount of credit support available for the security, (4) circumstances contributing to the decline in value, (5) the length of time and extent to which the fair value has been less than cost or carrying value, and (6) our intent and ability to retain the investment for a period of time sufficient to allow for anticipated recovery.

      The following table stratifies the unrealized losses as of June 30, 2003 by trading class:

	Carrying	Unrealized
	Value	Losses

Traded	$62,770,473	$(1,268,592)
Non-Traded	357,117	(92,954)

Totals	$63,127,590	$(1,361,546)

      The following table stratifies the unrealized losses as of June 30, 2003 by length of time the securities have continuously been in an unrealized loss position:

	Carrying	Unrealized
	Value	Losses

Fixed Income Securities:
Investment Grade
0-6 months	$50,962,611	$(618,708)
7-12 months	3,579,592	(176,771)
25-30 months	912,413	(35,705)
Non-Investment Grade
0-6 months	3,338,180	(340,692)
Preferred Stocks:
0-6 months	3,912,000	(88,000)
Common Stocks:
0-6 months	65,677	(8,716)
Venture Capital/ Limited Partnerships:
0-6 months	357,117	(92,954)

Total	$63,127,590	$(1,361,546)

      The maturities of fixed income investments that are in an unrealized loss position at June 30, 2003 are as follows:

	Carrying	Unrealized
	Value	Losses

Due after five years through ten years	$12,588,263	$(245,325)

Total non-mortgage- and asset-backed securities	12,588,263	(245,325)
Mortgage- and asset-backed securities	46,204,533	(926,551)

Total fixed income securities	$58,792,796	$(1,171,876)

      We are authorized by our investment policies to use financial futures instruments for the purpose of hedging interest rate risk relative to the securities portfolio or potential trading situations. In both cases, the futures transaction is intended to reduce the risk associated with price movements for a balance sheet asset. Securities may be sold “short” (the sale of securities which are not currently in the portfolio and therefore must be purchased to close out the sale agreement) as another means of hedging interest rate risk, to benefit from an anticipated movement in the financial markets. As of and during the nine months ended June 30, 2003, we had no outstanding hedge transactions or open short sales positions.

Asset Quality

          Servicing, Collection and Delinquency Experience

      The principal amount of our commercial loans (as a percentage of total outstanding commercial loans) that were in arrears for more than 90 days as of the following dates were as follows:

	Total	Commercial
	Commercial	Loans in	Percentage
	Loans	Arrears	in Arrears

June 30, 2003	$257,696,986	$63,880,934	24.79%
September 30, 2002	$221,246,934	$62,679,596	28.33%

June 30, 2002	$215,611,052	$47,230,413	21.91%
September 30, 2001	$187,859,448	$32,162,791	17.12%

      In addition to the amounts included in the table above at June 30, 2003, there were approximately $12.6 million in additional delinquent loans that we had serious doubts that the borrowers had the ability to comply with present loan repayment terms, and therefore may become 90 days delinquent. As of June 30, 2003, these loans accounted for less than 5.0% of the total outstanding commercial loans, but were not included in the table above because they were less than 90 days delinquent.

      The following is information regarding the five largest delinquent commercial loans at June 30, 2003:

	Date of	Initial			Fees and		Estimated Net	Date of	Delinquent
Commercial	Initial	Loan	Principal	Accrued	Servicer	Carrying	Realizable Value	Last	Payment	Allocated
Loan	Loan	Amount	Balance	Interest	Advances(1)	Value	of Collateral	Appraisal	Date	Reserve

A	2/6/2002	$6,890,000	$6,884,026	$1,695,359	$15,678	$8,595,063	$11,684,000	1/30/2002	6/1/2002	$—
B	7/27/2000	3,487,000	4,518,379	1,126,700	529,631	6,174,710	7,280,000	2/22/2002	2/1/2002	—
C	12/22/1999	4,280,000	4,583,472	1,064,906	24,503	5,672,881	5,440,000	9/29/1999	7/1/2000	232,881
D	6/28/2002	4,620,000	4,620,000	689,428	50,572	5,360,000	5,360,000	6/13/2002	10/1/2002	—
E	1/24/2002	6,838,385	6,068,264	324,305	44,631	6,437,200	7,416,000	1/16/2002	12/1/2002	—

(1)	Fees and servicer advances includes late charges, discount, amortized exit fees and advances to the servicer for property taxes and other servicer advances.

Commercial Loan A—The collateral consists of 8,660 acres of land, consisting of 23 contiguous parcels of varying size, located in Hamalua, Hawaii. The property is currently zoned AG-40 which allows 40-acre lots. Foreclosure proceedings began September 3, 2002. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan B—The collateral consists of 16,267 acres of land, located in Hilo, Hawaii. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan C—The primary collateral consists of approximately 318 acres of residential development land currently proposed for a residential golf course subdivision. The original loan for $4,280,000 was modified on April 12, 2000, which increased the loan amount to $4,605,000. The interest rate terms on the modification remained the same as the original loan. The borrower filed for bankruptcy on September 17, 2001. At June 30, 2003, this receivable was in bankruptcy. This receivable was paid in full by the borrower on July 16, 2003. We received payment for all principal, interest and fees related to this receivable.

Commercial Loan D—The primary collateral consists of a first position mortgage on a 6,170 square foot single-family residence on a 28,048 square foot lot located in Pacific Palisades, California. Foreclosure proceedings began December 30, 2002. At June 30, 2003, we were proceeding with foreclosure action.

Commercial Loan E—The collateral consists of twenty condo units, located in Park City, Utah. Foreclosure proceedings began March 3, 2003. At June 30, 2003, we were proceeding with foreclosure action.

      The estimated net realizable value of the collateral is estimated at 80% of the estimated market value of the collateral based on current appraisal/sales information. Based on management’s review, to the extent that the carrying value exceeds the estimated net realizable value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value. To the extent that the estimated net realizable value exceeds the carrying value, an allowance for losses is not recognized. We believe that in the event of foreclosure, proceeds from the sale of the collateral will be sufficient to satisfy the net carrying value of the receivables.

      When a payment becomes delinquent on a commercial loan, either Ocwen’s, our third party servicer, or our own collection unit (depending on which entity is acting as servicer) will begin making collection calls immediately. If the defaulted payment is not received by the next payment due date, a notice of default is sent to the borrower and the account is assigned to one of our workout managers according to property type, size of loan and complexity of transaction. The workout manager will review the file and related documentation and attempt to contact the borrower to negotiate with the borrower to cure the default. If, after the expiration of the notice of default, the default is not cured, foreclosure is begun immediately by counsel. Concurrent with the notice of default period and the foreclosure process, the assigned workout manager will continue to contact and attempt to negotiate a full reinstatement with the borrower. During this same period, the workout manager will also develop a workout program and make recommendations to our problem loan review committee for approval. As a part of formulating this workout plan, the workout manager will typically visit the collateral property, talk with local experts and make an assessment of the condition of the collateral and its marketability in the event of a potential foreclosure. The final workout plan is presented to the problem loan review committee with all relevant information regarding contact with the borrower, condition and marketability of collateral and an assessment of the likelihood of default cure or recovery of the loan balance if the default continues through foreclosure. Any actions undertaken by the workout manager with the borrower that would result in other than full reinstatement are subject to advance approval by the problem loan review committee.

      The problem loan review committee is composed of representatives from underwriting, risk management, operations, commercial lending, legal and property development departments. The committee meets weekly and reviews all newly defaulted loans, continuing defaulted loans, loans in foreclosure, loans in bankruptcy and progress on approved workout plans.

      The principal amount of our residential and other real estate receivables (as a percentage of total residential and other real estate receivables) that were in arrears for more than 90 days as of the following dates were as follows:

		Residential and
	Total Residential	Other Real Estate
	and Other Real	Receivables in	Percentage
	Estate Receivables	Arrears	in Arrears

June 30, 2003	$47,374,030	$2,045,131	4.32%
September 30, 2002	$31,126,969	$1,305,034	4.19%

June 30, 2002	$32,727,846	$2,105,088	6.43%
September 30, 2001	$28,872,336	$1,855,129	6.43%

      The carrying values of our other receivables (as a percentage of total other receivables) that were in arrears for more than 90 days as of the following dates were as follows:

	Total Other	Other Receivables	Percentage
	Receivables	in Arrears	in Arrears

June 30, 2003	$83,171,410	$20,223,091	24.31%
September 30, 2002	$90,060,257	$19,147,121	21.26%

June 30, 2002	$53,754,616	$19,193,980	35.71%
September 30, 2001	$44,317,237	$16,700,000	37.68%

      Of the $20.2 million in delinquencies at June 30, 2003, approximately $14.7 million is attributable to a single receivable, the Koa Timber Project, secured by harvest timber rights. The Koa Timber Project is located in the District of South Hilo, Island and County of Hawaii, State of Hawaii. The Koa Timber Project consists of approximately 16,924 acres of natural forest containing a very unique timber commonly referred to as Koa timber. Koa timber is a unique hardwood utilized in the manufacturing of specialty wood products. Generally, the end uses of Koa timber are for custom architectural millwork, custom furniture and millwork, musical instruments, veneer products, and art and craft items that generally demand a higher market price than comparable specialty wood products of a similar nature.

      We are a finance lender and mortgagee for the underlying real property containing the Koa timber. In addition, we are also the owner of, and hold the right to harvest, the Koa timber. We entered into a Timber Harvesting Agreement with Hawaii Forest Preservation LLC (“HFP”), a Hawaii limited liability company who has substantial experience in harvesting Koa timber.

      Under the Timber Harvesting Agreement, we granted the right to harvest the Koa timber we owned to HFP, and we are to receive scheduled monthly payments. Under the terms of the Timber Harvesting Agreement, HFP is currently in default for amounts due to us. In August of 2001, we filed litigation against HFP and related parties in the State of Hawaii where we seek recovery of amounts due under the Timber Harvesting Agreement. Until substantive discovery is completed, it is not possible for us to estimate either the probability of success in the litigation or a range of possible loss, if any.

          Provision and Allowance for Losses on Receivables

      Changes in the allowance for losses on receivables were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Beginning balance	$6,720,613	$6,016,440	$4,715,489	$5,146,119
Provisions	2,554,129	8,694	8,382,402	891,051
Charge offs:
Commercial loans	(1,218,273)	—	(4,889,779)	—
Residential and other real estate loans	(79,668)	(63,650)	(212,434)	(75,686)
Other receivables	(6,688)	(49,996)	(25,565)	(49,996)

Ending balance	$7,970,113	$5,911,488	$7,970,113	$5,911,488

Charge offs as a percent of average receivables	0.33%	0.04%	1.37%	0.04%
Allowance as a percentage of total receivables	2.05%	1.96%	2.05%	1.96%

      An analysis of the allowance for losses on receivables was as follows:

		Allocated	Loan
	Allocated	Allowance	Category
	Allowance for	as a % of	as a % of
	Receivable	Receivable	Total
	Losses	Category	Receivables

June 30, 2003
Commercial loans	$5,769,757	2.24%	66.38%
Residential and other real estate loans	697,486	1.47%	12.20%
Other receivables	831,714	1.00%	21.42%
Unallocated	671,156	0.22%

	$7,970,113	2.05%	100.00%

June 30, 2002
Commercial loans	$4,463,406	2.07%	71.38%
Residential and other real estate loans	546,555	1.67%	10.83%
Other receivables	355,181	0.66%	17.79%
Unallocated	546,346	0.22%

	$5,911,488	1.96%	100.00%

      The allowance for losses on receivables represents our estimate of credit losses inherent in the portfolios as of the balance sheet dates. We perform regular reviews in order to identify these inherent losses and to assess the overall collection probability of the portfolios. This process provides an allowance that consists of two components: allocated and unallocated. To arrive at the allocated component, we combine estimates of the allowance needed for loans that are evaluated collectively and those that are evaluated individually.

      Commercial loans are individually evaluated for impairment. A commercial loan is considered impaired when, based on specific facts and circumstances, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a commercial loan has been identified as impaired, we determine the allowance for losses based on the estimated net realizable value of the collateral compared to the carrying value of the receivable (including accrued interest and fees).

      When determining the estimated value of collateral, we have historically taken into consideration the most recent third party appraisal and other relevant market information. When reviewing the most recent third party appraisal, we consider the type of property, changes in the economic factors of the region since the most recent appraisal and the various underlying appraisal assumptions. In-house licensed appraisers that assist in the commercial origination process also assist in this review. Furthermore, we may also perform additional on-site collateral visits to update our historical assessments and gain additional information. If the estimated net realizable value of the collateral is less than the carrying value, an allowance for losses is recognized for the amount at which the carrying value exceeds the estimated net realizable value.

      During the nine months ended June 30, 2003, we recorded provisions for losses on our commercial loan portfolio of approximately $7.3 million. The current year provisions resulted from a review of the most recent appraisals and other relevant market information on loans that we deemed impaired during the nine months ended June 30, 2003. Loans that we considered impaired at June 30, 2003 were approximately $76.5 million compared to $70.5 million at September 30, 2002.

      We establish an allowance for losses on residential and other real estate receivables, including accrued interest, inherent in the portfolio at the balance sheet date based primarily on current delinquencies and recent foreclosure and loss experience. The residential and other real estate receivable portfolio is comprised of a large group of smaller-balance homogeneous loans that are collectively evaluated for impairment.

      In estimating the amount of credit losses inherent in the receivable portfolios, we utilize various judgments and assumptions. For receivables that are collateral-dependent, the estimated fair market value of the collateral may deviate significantly from the proceeds received when the collateral is sold. To mitigate the imprecision inherent in most estimates of expected credit losses, the allowance has an unallocated component. The unallocated component reflects our judgmental assessment of the impact that various quantitative factors have on the overall measurement of credit losses.

          Allowance for Losses on Real Estate Held for Sale

      The following table summarizes changes in our allowance for losses on real estate held for sale:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Beginning balance	$2,318,388	$2,952,413	$2,316,093	$2,626,303
Provisions	1,857,684	66,394	2,264,412	1,156,806
Charge-offs	(62,109)	109,653	(466,542)	(654,649)

Ending balance	$4,113,963	$3,128,460	$4,113,963	$3,128,460

      Real estate held for sale is periodically evaluated for impairment. Loss provisions for real estate held for sale are calculated as the difference between the estimated net realizable value and the carrying value at the measurement date. The $2.3 million provision for loss during the nine months ended June 30, 2003 was primarily the result of a reduction in sales prices on some of our real estate held for sale portfolio and a $1.7 million provision for losses based on new appraisals that we obtained on two properties that we previously acquired through foreclosure proceedings of defaulted commercial loans.

Liquidity and Capital Resources

      The objective of liquidity management is to provide funds at an acceptable cost to service liabilities as they become due and to meet demands for additional commercial loans and receivable purchases. Managing liquidity also enables us to take advantage of opportunities for business expansion. We finance our business operations and growth primarily through the sale of annuity products, the sale of debt securities and preferred stock and a secured line of credit agreement, reverse repurchase agreements, receivable cash flows, the sale of real estate and securities portfolio earnings. Primarily, our sources of liquidity are long-term in nature as they are used for long-term investments. Generally, short-term liquidity is provided through earnings and contractual repayments from our receivable and investment portfolios. However, the secured line of credit agreement and the reverse repurchase agreement discussed below can be used for short-term liquidity purposes.

          Annuities

      The annuity business is highly competitive. We compete with other financial institutions, including ones with greater resources and greater name recognition. Annuity yields and commissions to agents are particularly sensitive to competitive forces. Additionally, we believe that the primary competitive factors among life insurance companies for investment-oriented insurance products, like annuities, include product flexibility, net return after fees, innovation in product design, the claims-paying ability rating and the name recognition of the issuing company, the availability of distribution channels and service rendered to the customer before and after a policy is issued. Other factors affecting the annuity business include the benefits, including before-tax and after tax investment returns, and guarantees provided to the customer and the commissions paid to the agent. If we are unable to effectively price our annuities, offer competitive commissions and effectively compete in general for the sale of our annuity products, our liquidity could be adversely affected.

      At June 30, 2003, approximately 88% of our assets were held by our insurance subsidiaries. The growth in our assets during the nine months ended June 2003 was primarily due to the growth in annuity sales. Future growth will continue to be dependent on the successful efforts to sell our annuity products. We manage our financing activities to match investment opportunities that are available. Since the sale of annuity products are interest rate sensitive, we can manage annuity product sales by pricing the products accordingly. During the nine months ended June 30, 2003, we offered a more competitive price on our annuity products than during the nine months ended June 30, 2002, and therefore experienced an increase in annuity sales during the current period as compared to the similar period last year. If we maintain our current level of annuity sales, our annuity sales are expected to exceed annuity surrenders, which could lead to a growth in our total assets and thereby potentially increasing our earnings. To the extent that annuity sales decline such that annuity surrenders begin to exceed new annuity sales, and to the extent that we do not cede new annuity sales from our reinsurance agreement with Metropolitan, we could experience a reduction in our total assets, thereby potentially reducing our earnings capability.

      We have an annuity reinsurance agreement with Metropolitan, which became effective July 1, 1998. Under this agreement, Metropolitan may reinsure with us 75% of the risk on 15 different annuity products. During the nine months ended June 30, 2003, $7.5 million of annuity premiums were ceded to us under this agreement. We also pay a fee to Metropolitan for servicing the reinsured policies of approximately 0.40% annually on the cash value of the reinsured policies.

          Debt and Equity Securities

      Historically, Summit has generally funded its investing activities through the sale of investment certificates and preferred stock. Furthermore, Summit has relied on new offerings to re-finance previously issued debt as it matures. Currently, Summit has two public offerings under regulatory review and as such, are not currently available for sale to the public. While Summit maintains sufficient short term liquidity (generally up to twelve months) to pay maturing investment certificates and preferred stock dividends during periods in which its securities offerings are not available to the public, Summit does not anticipate that it will generate sufficient after tax cash earnings that would permit it to fully pay its maturing debt obligations on a continual basis without the sale of additional debt securities to re-finance that debt as it matures. Summit’s short-term liquidity is primarily comprised of cash, a secured line of credit agreement with Metropolitan and other assets including investments and receivables that can be converted to cash through the sale of those assets. To the extent Summit is unable to sell additional securities or re-finance investment certificates as they mature from another source, and to the extent that existing short-term liquidity is not sufficient, our business would be harmed.

      Summit’s investments are typically offered to the public on a continuous best efforts basis through our subsidiary. On October 4, 2002, Summit filed with the SEC a registration statement for the sale of up to $50.0 million of Series B and B-1 Investment Certificates. This registration statement is currently under regulatory review. Also on October 4, 2002, Summit filed with the SEC a registration statement for the sale of up to 2,000,000 shares of our Variable Rate Cumulative Preferred Stock, Series S-3 for $25.00 per share, for a total preferred stock offering amount of $50.0 million. This registration statement is also currently under regulatory review.

          Secured Line of Credit

      Our insurance subsidiary has a secured line of credit agreement with the Federal Home Loan Bank of Seattle (“FHLB”). When an institution becomes a stockholder in the FHLB, it can borrow from the FHLB at a stock to borrowing ratio of 1 to 20. At June 30, 2003, our insurance subsidiary had a stock investment in the FHLB of approximately $1.3 million. The collateral eligible to be used to secure the borrowing is predefined by the FHLB and generally consists of high quality collateralized mortgage obligations. Each type of collateral has a minimum requirement that ranges from 100% to 125% of borrowings. At June 30, 2003, our insurance subsidiary had $39.0 million in eligible collateral with a market value of $49.0 million and had a borrowing capacity of $36.8 million, subject to the purchase of approximately $1.1 million in additional FHLB stock. Approximately $18.5 million in securities having a market value of $23.3 million were pledged to collateralize the outstanding borrowings to the FHLB at June 30, 2003. At June 30, 2003, our insurance subsidiary had approximately $17.5 million in outstanding borrowings to the FHLB leaving an unused borrowing capacity of approximately $19.3 million, subject to the purchase of approximately $1.1 million in additional FHLB stock. During the nine months ended June 30, 2003, our insurance subsidiary’s outstanding borrowings on the secured line of credit decreased $10.0 million.

          Other Liquidity Sources

      Another source of liquidity is derived from payments received on receivables and the sale of real estate. A decrease in the prepayment rate on receivables or in the ability to sell real estate would reduce future cash flows from receivables. Additionally, to increase liquidity, we may occasionally sell securities to a broker-dealer under the provision that we will buy them back by a predetermined date for a specific price, often called a reverse repurchase agreement. We did not enter into any reverse repurchase transactions during the periods presented.

      During the nine months ended June 30, 2003, we entered into two line of credit agreements with Metropolitan, an affiliate. The first agreement was a $25.0 million unsecured line of credit. At June 30, 2003, we had approximately $13.7 million in outstanding advances having an interest rate of 11.5% related to this agreement. Effective June 27, 2003, the use of this line of credit was discontinued due to the availability of a second line of credit agreement with Metropolitan which was secured and carried a lower interest rate than the first agreement. On June 27, 2003, we entered into a $4.0 million secured line of credit agreement with Metropolitan. This second agreement is secured by $4.1 million of various real estate receivables and securities investments and has an interest rate of 7.82%. At June 30, 2003, we had approximately $1.0 million in outstanding advances. At June 30, 2003, we were pursuing a third secured line of credit with Metropolitan to increase our short-term liquidity. At June 30, 2003, these lines of credit with Metropolitan were the only active source of short-term liquidity available to Summit. To the extent Metropolitan does not maintain adequate liquidity allowing it to fully fund the line of credit, our short-term liquidity would be harmed.

          Capital and Regulatory Considerations

      The States of Idaho and Arizona’s Risk Based Capital Model Laws require an insurance company to maintain specified amounts of capital and surplus based on complex calculations of risk factors that encompass the invested assets and business activities of the insurance company. Compliance with the Risk-Based Capital Model Law requirements is tested annually as of a calendar year-end. At the last annual review at their statutory reporting period ended December 31, 2002, our insurance subsidiaries’ capital and surplus levels exceeded the calculated specified requirements. Historically, our insurance subsidiaries have maintained adequate levels of capital through the sale of common stock to Summit. To the extent that we do not maintain adequate levels of liquidity permitting us to make further capital investments in our insurance subsidiaries, our insurance subsidiaries’ ability to generate capital could be adversely affected, which in turn could negatively affect their ability to increase their investments in higher risk-adjusted assets such as commercial loans, real estate and equity investments.

      While there are no specific regulatory limitations as of June 30, 2003 imposed by the state of Idaho or the state of Arizona on the percent of assets that our insurance subsidiaries may invest in receivables secured by real estate, we monitor and manage the percent of statutory assets that our insurance subsidiaries hold in receivables secured by real estate. Our insurance subsidiaries’ ability to sell available-for-sale investments for liquidity purposes is partially affected by this internally regulated policy. We may restrict the selling of non-real estate related assets if, after the sale, our insurance subsidiaries’ real estate assets would exceed an acceptable percentage of our statutory assets. However, effective July 1, 2003, the State of Idaho enacted a law that limits an insurance company’s investments in mortgage and real estate assets to 65% of the insurer’s statutory admitted assets. The limitation does not apply to investment-grade mortgage-backed securities. Our ability to sell available-for-sale investments for liquidity purposes will be partially affected by this limitation. As of June 30, 2003, our life insurance company that is domiciled in Idaho held 64% of its statutory admitted assets in mortgages, real estate and non-investment grade mortgage-backed securities subject to this limitation.

      For statutory purposes, we perform cash flow testing under seven different rate scenarios. An annual opinion regarding the adequacy of the cash flow testing is filed with the insurance departments in the states where our insurance subsidiaries are licensed as an insurance company. At the last annual review at the statutory reporting period ended December 31, 2002, the results of this cash flow testing process were satisfactory.

          Lending Commitments

      We had approximately $13.1 million of outstanding commitments to extend credit to commercial borrowers at June 30, 2003.

          New Accounting Rules

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,”which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The adoption of this new statement on October 1, 2002 did not have a material impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,”which is effective for the first interim period beginning after June 15, 2003. SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is effective for the first fiscal year or interim period beginning after June 15, 2003. FIN No. 46 is a clarification of the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, which addresses the consolidation by business enterprises of variable interest entities. Management does not expect the adoption of this new standard on July 1, 2003 to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      We monitor interest sensitive income and expenses as we manage the objectives for our results of operations. Interest sensitive income consists of interest and earned discounts on receivables, insurance revenues and other investment interest. Interest sensitive expense consists of interest expense on borrowed money and insurance policy and annuity benefits.

      We believe there has not been a material change in our market risk since the end of our last fiscal year.

Item 4. Controls and Procedures

      Our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      In addition, our principal executive officer and principal financial officer concluded that during the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(b) During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed this 14th day of August 2003 on its behalf by the undersigned, thereunto duly authorized.

SUMMIT SECURITIES, INC.

/s/ TOM TURNER

Tom Turner
President and Director (Principal Executive Officer)

/s/ ROBERT A. NESS

Robert A. Ness
Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification.
31.2	Rule 13a-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.